Form 10-K
period 2008-12-31
Diligent Board Member Services, Inc.
filed 2009-03-30
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 000-53205

Diligent Board Member Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1189601
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

39 West 37 St. 8th Floor, New York, NY, 10018
(Address of Principal Executive Offices)(Zip Code)

(212) 741-8181
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The New Zealand Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, “large accelerated filer” and smaller company: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐    Accelerated filer  ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☒

The aggregate market value of common equity held by non-affiliates, computed by reference to the last sales price as reported by NZX on March 13, 2009 was $2,036,260.

The number of shares of the registrant’s common stock outstanding as of March 17, 2009 was 90,440,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)	Proxy Statement for the Annual Meeting to be held May 28, 2009.

(This page intentionally left blank)

CONTENTS

i

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains "forward-looking statements" that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," "would" or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other "forward-looking" information. Diligent Board Member Services, Inc. believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. Events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of future events could have a material adverse effect on our business, results of operations and financial position.

AVAILABLE INFORMATION

We file reports, proxy statements, information statements and other information with the Securities and Exchange Commission. You may read and copy this information, for a copying fee, at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its public reference rooms. Our Securities and Exchange Commission filings are also available to the public from commercial document retrieval services, and at the web site maintained by the Securities and Exchange Commission at http://www.sec.gov. Our internet address is http://www.boardbooks.com.  We will make available through a link to the SEC’s web site, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports).  To receive paper copies of our SEC materials, please contact us by mail addressed to Robert E. Norton, Corporate Secretary, Diligent Board Member Services, Inc., 39 West 37 St. 8th Floor, New York, NY 10018, (212) 741-8181.

ii

PART I

ITEM 1.  BUSINESS

As used herein, unless the context otherwise requires, the terms “Company”, “we”, “us”, “our” and words of similar import refer to the combined business of Diligent Board Member Services, Inc. and its consolidated subsidiaries.

GENERAL INFORMATION

History

We are a Delaware corporation that was incorporated on September 27, 2007.  On October 1, 2007, our accounting predecessor entity and sole stockholder at that time, Diligent Board Member Services, LLC (now known as Services Share Holding, LLC, and referred to in this document as “DBMS LLC”, “LLC” or “Predecessor”), contributed substantially all of its tangible assets and its “Diligent Boardbooks” business to Diligent Board Member Services, Inc.  DBMS LLC (previously known as Manhattan Creative Partners, LLC) was founded in 1994 and developed complex database-driven software for large and small companies until 2003, when it shifted its focus to corporate governance service delivery software.

Company Overview

We develop and sell an online software application called Diligent Boardbooks, which is a web-based portal that directors and administrative staff use to compile, update and examine board materials prior to and during board meetings.  Each of our clients enters into a service agreement whereby we agree to provide and support the Diligent Boardbooks service.

The Boardbooks product features an on-screen interface that resembles a book and displays documents in single web-viewable pages, from a secure central database.  The software is accessed via the internet and is a “point and click” system that gives directors the ability to navigate throughout the entire virtual book.

The first phase of our business focus was developing and testing the Boardbooks system, building a loyal core of blue chip customers to become champions of the product, and promoting product awareness through exposure in print media.  During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities.  By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Boardbooks product.  We are now in the customer acquisition phase of our business and currently provide the Boardbooks service to over 170 companies and 4,500 users.

Development Timeline

The paragraphs below provide a general timeline of the development of the Diligent Boardbooks system:

•
The Diligent Boardbooks Concept (1998-2001). We began developing components of the Diligent Boardbooks system starting in 1998.  In 2001,SunAmerica Funds requested a solution to automate the management of its board meeting papers.  With this request, the founders of DBMS LLC launched the Diligent Boardbooks concept and produced and tested a working concept that was licensed to AIG.

•
Diligent Boardbooks Delivery and Development (2000-2002).  The development process took more than three years to create the first commercially viable version of Diligent Boardbooks. The founders of DBMS LLC made this investment foreseeing the end product could become an extremely valuable licensing opportunity for DBMS LLC.

•
Diligent Boardbooks Testing (2002-2004).  With SunAmerica Funds as an anchor client, DBMS LLC spent a year getting other major accounts to buy licenses in a market that had yet to deal with the implications of the Sarbanes-Oxley Act.  These clients had to be “seasoned” (a term we use to describe the time an account takes to become a “paying, satisfied Boardbooks client”) for years in many cases prior to them having the comfort to move their board materials on to our servers.

•
Building Credentials (2004-2006).  After “seasoning” the anchor accounts we began establishing our own credentials. Our marketing group produced credential style marketing materials featuring the initial test license accounts.

•	Scaling (2006-2007). Before undertaking an international rollout of a large licensing sales force, we tested several key growth assumptions relating to scaling the Diligent Boardbooks service.

•
Roll-out (2007-2008).  The roll-out of a sales force commenced in 2007 and by the end of the 3rd quarter our sales force had increased from 3 to 23 full time salespeople, which was subsequently reduced to 18 following performance evaluations. As of the date of this filing, a 4th quarter general workforce reduction, due to a difficult worldwide economic climate, further reduced the sales force to 10.

New Zealand Offering

Acquisition of the Diligent Boardbooks Business.

On October 1, 2007, we entered into a Contribution Agreement with DBMS LLC, under which DBMS LLC contributed assets and certain liabilities relating to the Diligent Boardbooks business, including accounts receivables, prepaid expense, property and equipment, security deposits, capital lease obligations and deferred revenue, as a contribution to our capital.  In order to effectuate this as a tax-free transaction, DBMS LLC retained certain Diligent Boardbooks liabilities, which DBMS LLC discharged using proceeds of a loan by us to DBMS LLC of approximately $6,800,000.  The monies for this loan were part of the proceeds of the share offering described below under “New Zealand Offering.”  (See Item 13 “Certain Relationships and Related Transactions” for more information on our capitalization and this loan.)  To our knowledge, DBMS LLC has no continuing operations other than acting as a holding company for its Diligent shares.

New Zealand Offering.

On December 12, 2007, we completed an offshore offering of 24,000,000 common shares to members of the public in conjunction with a listing of our stock on the New Zealand Stock Exchange.  The net proceeds of the offering were approximately $16.4 million, which we used to:

•	Recruit additional staff to grow our business, including more licensing sales people in North America, Europe and the Pacific Rim.

•	Invest in the operational infrastructure required to scale the business.

•	Provide working capital to sustain the operations of the business while we further build our revenue streams.

•
Advance approximately $6.8 million to or on behalf of DBMS LLC to retire certain debt obligations incurred by DBMS LLC in connection with the development of the Diligent Boardbooks business.  Of the $6.8 million, approximately $3.1 million was reinvested by the holders of the obligations in our common stock in a private placement (See “Recent Sales of Unregistered Securities” within Item 5) such that our net cash outflow as a result of the loan was only $3.7 million.

Although it was intended that the proceeds from the offering be used for the purposes specified above, we are aware that we need to be flexible with our strategies, plans, targeted milestones, operations and affairs so that we can quickly respond to change, such as changes in the software industry, our competitive environment and insights we gain regarding operations, costs and investment requirements as the business grows.

DBMS LLC “Warranty” of Annualized License Fees.

In connection with the New Zealand offering, DBMS LLC agreed to warrant that should the Company’s Annualized License Fees (defined below) as of December 31, 2008 not reach $10,800,000, DBMS LLC agreed that it would forfeit certain of its shares according to a graduated share cancellation formula.  The net result of any share cancellations would be that DBMS LLC would forfeit the cancelled shares and that the remaining shares still outstanding would represent an increased percentage ownership of our total equity.

“Annualized License Fees” (ALFs) is a forward-looking measure, defined as the total fees required to be paid to us for the next twelve months under all of our service contracts in effect at a particular point in time assuming that the contracts will remain in full force and effect and are fully paid without setoff or discount throughout the twelve-month period.

DBMS LLC delivered 14,000,000 of our shares to an escrow agent, pending determination of Annualized License Fees as of December 31, 2008.  Based on the ALFs at December 31, 2008, the warranty was not met and the entire 14,000,000 shares were delivered to us for cancellation on January 26, 2009, and the shares have been canceled.

Acquisition of Diligent Board Member Services NZ Limited; Activities of UK Subsidiary

Effective January 1, 2008, we acquired the stock of Diligent Board Member Services NZ Limited, for consideration of NZ$5,000 (approximately US$3,800), which provides software development services and support.  Effective April 2008, our United Kingdom subsidiary, Diligent Boardbooks Limited, became active and is engaged in European sales.

Market Opportunity

The online board portal industry remains in its infancy with market penetration still relatively low. We believe that less than 20 percent of companies use a board portal to communicate with directors. Of these 20 percent, less than five percent use an externally provided board portal product.

Our client base was previously comprised of blue chip companies predominantly in the financial service sector.  These entities had previously been prime targets because their board materials are crucial to effectively managing the corporate governance process. Public recognition by prominent publications has helped us become a leader in the provision of online board portal software in this sector.  A vast opportunity for us remains in the global financial service sector as there are more than 61,000 mutual funds (of all sizes, although many of this number will be managed by the same manager) and more than 11,000 banks.

Although 2008 was an extremely challenging time for the Company, Diligent managed to expand the industry sectors that it has clients in to include energy, oil and gas, health care, and universities. In spite of the financial stress in the key US market, an impressive list of new clients was added, including several international brand names. Further inroads were also made into Canada with four major energy companies and one of Canada’s largest pension funds selecting the Boardbooks board portal to provide them with real time access to vital board materials.

Encouragingly, Diligent’s sales pipeline (all prospects who have expressed interest in Diligent Boardbooks) remains strong and continues to grow.  Additionally, a selling agreement with a leading Houston-based software solutions provider, Bridgeway Software, Inc, was also added later in the year, which is expected to further drive sales.

It appears that despite the dire world economic conditions, companies continue to implement and upgrade Diligent Boardbooks as a way to save costs, improve efficiencies and broaden their corporate governance and compliance standards.

Our Product Strengths

Established Brand.  We compete against several competitors within the board portal industry.  Notably however, we began development in early 2001 while many of our competitors remain at a much earlier stage of development.

Ease of Use.  In an article published in The Wall Street Journal on October 23, 2006, the author commented that “The portal from Diligent Board Member Services may be the easiest to use.  The Diligent layout looks like a paper book.  A binding coil and divider tabs are drawn onto the screen and directors “flip” pages with the click of a mouse.” This “ease of use” has been one of the many key elements to Diligent Boardbooks' popularity among executives with little time to learn a new system.

Flexible Online and Offline Viewing.  Diligent Boardbooks may be viewed online via the Internet or offline on the user’s computer.  The offline version of Diligent Boardbooks allows a user to download a secure encrypted database of their own corporation’s entire Diligent Boardbooks database.  This allows meetings to be run off-site without an Internet connection.  The same book-like interface is used to view offline as well as online.  This system is secured through high-level security and encryption technology.

Additionally, when paper copies are requested, Diligent Boardbooks has a “Print Book” feature that allows directors to print the entire collated Boardbook complete with page numbers, agenda-related footers and more.  This feature is controlled by the user, allowing a page, a tab or a whole book to be printed.  This is a password-specific functionality controlled by the users.

Offline Synchronization.  The main distinction between Diligent Boardbooks and other systems is that Diligent Boardbooks maintains a single copy and does not download information that has already been downloaded, making synchronization an efficient and rapid process.  Accordingly, there is no risk of having multiple copies or outdated documents floating on the computer desktop.

Regular Upgrades.  The Diligent Boardbooks software is regularly updated by our software development team.  Updates are applied automatically and users receive the benefit of enhanced functionality without the inconvenience of software reinstallation.

Application Security.  We designed a powerful and secure triple redundant network to promote absolute protection and availability of client data.  Primaries, secondaries and fail-over servers and systems are located in geographically diverse locations for application and data delivery security.  An automated intrusion detection system blocks malicious activity and reverse proxy authentication provides another barrier of protection for sensitive data. For complete security, each individual Diligent Boardbooks user has a distinct user name and password that is required to access the Diligent Boardbooks site.  All data is encrypted.

We are SAS 70 – Series II Audited (Statement on Auditing Standards – Service Organizations).  This means our licensed client base can be assured that their most intimate corporate information is secure.

Global Support.  We serve the highest level officers of some of the largest companies in the world.  To assist with completely meeting the expectations of these directors and their key employees, we have staff and contractors in four countries.  Our support team is trained to work with its high-level clients to solve any problem a user might encounter.  This high level of support is a core competency that has helped to ensure successful implementation and retention for over 170 companies and approximately 4,500 users to date, while keeping client attrition rates to less than five percent per year.

Full Management and Implementation Team.  We provide personalized and high quality account management and implementation to our clients.  Each client has a dedicated team that includes an assigned day-to-day account manager, an assigned security engineer and an assigned executive.

Rapid, Cost Effective Deployment.  Diligent Boardbooks can be rapidly deployed for use within an organization.  Once a company chooses to use Diligent Boardbooks, it can begin to realize the benefits almost immediately.  Director training typically takes less than 45 minutes and full product administration training less than 10 hours.  We consider this a very important distinguishing factor relative to key competitors whose systems can take considerably longer to implement.

Business Model

We use the Software-as-a-Service (“SaaS”) model to distribute our Diligent Boardbooks software to the market and maintain the security and integrity of our clients’ data.  Under this model, we license customer access to our Boardbook product, which is hosted on our secure servers, and offer a complete suite of related services including training, support, data migration and data security/backup.

The SaaS model is characterized by a company providing on-demand access to its complex software through a web-based interface in return for subscription-based revenue.  The SaaS industry has undergone significant growth over the past five years, spurred on by several factors:

•	SaaS providers can cost-effectively share one application across hundreds or thousands of companies;

•	Clients can accelerate the deployment process and eliminate additional infrastructure costs;

•	A continuing decline in the cost of bandwidth has meant web-based solutions have become more viable;

•
Lower cost of implementation. Clients do not pay large sums for a product with a long development and implementation timeframe with no guarantee of success. Instead, clients that pay a nominal set-up and/or training fee (installation fee), and a recurring subscription fee, can begin to use the fully developed service immediately and retain the ability to cancel the service, if unsatisfied;

•
The success of on-demand services in the consumer market (e.g., Google, iTunes and YouTube) have made accessing content and services commonplace in professionals’ personal lives. Professionals are now demanding similar features in business software; and

•	The success of early leaders such as WebEx and salesforce.com has demonstrated the viability and value proposition of the SaaS model.

Central characteristics of implementing the SaaS model include the:

•	Ability to obtain rapid growth in market share and revenue over a sustained period of time;

•	Highly scalable operations that can support sales growth with much lower increases in operating costs;

•	Significant up-front investment in sales and marketing in order to maximize the market penetration;

•	Negative earnings over the expansion period offset by equity capital; and

•	After a period of intense competition, typically one or two companies emerge as the market leaders.

Generally, following an initial capital raise that finances accelerated investment in marketing, there is rapid growth in sales that continues for a number of years (“Stage One”).  Three to five years following the initial capital injection, the accelerated expansion in sales may steady somewhat (“Stage Two”).  Growth may continue to be very strong for many years however, being limited primarily by competition and by market size (which is often, as is the case for us, of a global scale).  Throughout Stage Two profitability continues to be subordinate to both revenue growth and market penetration.

Stage One revenue multiples are generally much higher than their Stage Two counterparts, reflecting the anticipated accelerated growth in revenues associated with the significant increased investment in marketing.

We are at the beginning of Stage One in our growth cycle and can be expected to remain so for a number of years.  Because of the strengths of the Diligent Boardbooks product and the high quality of the existing client base, we believe our business risk is lower than is typical for a Stage One company.  Our position is further strengthened by the fact that, as the vast majority of companies worldwide are not currently using an electronic board materials management system at all, there is no existing software system to displace.  While in some cases there are competing electronic board materials management systems, in most cases our main competition is a paper based system, which we believe is a far inferior and more costly approach.

Marketing; Growth Strategy

We believe that building a successful sales and marketing team to present to and serve the boards of the world’s major corporations is a significant undertaking.  Staff must have a deep understanding of corporate governance issues while also being able to interact credibly with the board members and senior executives of major US and international corporations.

The roll-out of a sales force commenced in 2007. By the beginning of the 4th quarter 2008, our sales force had increased to 23 full time salespeople and then was subsequently reduced to 18 after performance evaluations.  We continue on an ongoing basis to evaluate the performance of our sales team and make adjustments as prudent and/or necessary.

On November 21, 2008, after consideration of the current market environment and economic conditions, and the concern about the Company’s ability to raise additional growth financing on historically favorable terms, management decided to implement a cost reduction program that reduced staff by 13 people, including 8 in sales and 1 in marketing, leaving a total of 10 active in sales.  Although this is a dramatic cut in sales force, the Company believes it has retained its most effective salespeople and can continue the pattern of growth necessary to maintain its market position.

Intellectual Property

We acquired all Diligent Boardbooks-related intellectual property from DBMS LLC, as of October 1, 2007.  We have protected our unique graphical user interface by copyright and have in process multiple patent applications to protect key or unique aspects of the new software.  We will continue to take steps to protect our intellectual property, although there can be no assurance that we will be able to secure such patents or that, if successful, such patents will offer any protection.

All software developed by us is protected by copyright and has been developed entirely by our employees.  Employees and contractors have no rights to the application source code, design, user interface or any other aspect of the application, which is protected by copyright and provisions in our employment contracts.

Clients have no rights, other than licensed use, to the application source code, and generally have no visibility of the source code.  We make occasional exceptions to allow clients to perform due diligence security audits, which are protected by non-disclosure/non-use agreements.  Client rights to the application are defined and protected by the client license agreement.

Customers and Certain Contracts

Our client base is currently comprised of large companies predominantly in the financial service sector.  Our customers currently include SunAmerica Funds, Allianz Global Investors, New York Life Investment Management and Motorola.  We have implemented the Diligent Boardbooks system for over 170 companies and approximately 4,500 users.

Research and Development

Our research and development efforts are focused on improving and enhancing our Diligent Boardbooks system.  We spent approximately $1.3 million in 2007 and $.955 million in 2008 on research and development.  None of these costs were borne directly by our customers.

Competition

We are subject to significant competition that could impact our ability to gain market share, win business and increase the price pressure on our products.  We face strong competition from a wide variety of firms, both large and small.  Some of our primary direct competitors are the following:

•	Thomson Reuters, headquartered in New York, which provides a board portal service through a product called Thomson BoardLink;
•	BoardVantage, Inc., located in California, which provides a product called BoardVantage Board Portal;
•	Directors Desk, located in New York and Washington, which provides a product called Directors Desk; and
•	SAI Global Limited, which acquired 80-20 Software Inc., a Melbourne-based service provider with a product called Leaders4.

We believe the principal factors that generally determine a company’s competitive advantage in the market in which Diligent Boardbooks competes are:

•	software development capabilities;
•	functionality and reliability of products and services;
•	competitive sales and marketing capabilities;
•	proven testing record of software products and services; and
•	market share.

We believe that we compete favorably regarding each of these factors.

Regulation

Our business is not subject to any industry-specific regulation that affects our business as currently conducted, although we are subject to general tax, corporate, securities, employment, privacy and other laws and regulations that affect businesses generally.  We are a beneficiary of the push to improve corporate governance and oversight stimulated by the Sarbanes-Oxley Act of 2002, which we believe has increased demand for our Diligent Boardbooks product.

Environmental Matters

We do not believe that the costs and effects of compliance with environmental laws will be material to our business.

Employees

As of January 30, 2009, we had approximately 45 full-time employees.  Of these, the majority are located in our New York, New York offices.  The remaining employees are located predominantly in our Christchurch, New Zealand office, which provides software and help desk support for several large corporations, as well as providing the software development of the Diligent Boardbooks product.

ITEM 1A.  RISK FACTORS

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

ITEM 2.  PROPERTIES

Our headquarters are located at 39 West 37 St. 8th Floor, New York, NY 10018, where our primary executive, sales and administrative offices are located.  We also have an ancillary administrative office located at 115 Horseneck Rd, Suite 3, Montville, NJ 07045, which we plan on consolidating with our New York headquarters in 2009.  We have sales offices in Canada, England and New Zealand.  We also have an office at 69 Cambridge Terrace, 4th Floor, Christchurch, New Zealand, where our software development takes place.  We lease all of these properties and do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations, although we intend to open additional sales offices as our geographic sales footprint warrants.

We believe that our facilities are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no United States established public trading market for our common stock.  On December 12, 2007 we completed a public share offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.”

The following table shows the high and low closing sales prices for our common stock in New Zealand dollars, which began trading on December 12, 2007.

	Closing Price of Common Stock (NZD)
Period	High	Low
December 12, 2007 – December 31, 2007	.90	.68
2008 – 1st Quarter	.76	.63
2008 – 2nd Quarter	.65	.23
2008 – 3rd Quarter	.40	.18
2008 – 4th Quarter	.25	.15
January 1, 2009 – March 4, 2009	.15	.15

There are no outstanding options or any other securities convertible into our common stock.  Further, as of December 31, 2008, there were no shares that could be sold under Securities and Exchange Commission Rule 144 or that we have agreed to register under the Securities Act for sale by our holders.  Since the completion of the New Zealand offering, we are not offering, nor have we proposed to publicly offer any of our shares, the offering of which could have a material effect on the market price of our shares.

Holders

As of March 9, 2009, there are approximately 700 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock within the past two fiscal years or during the current fiscal year, and have no plans to do so in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2008, no shares of common stock are issuable by us upon the exercise of options, warrants and rights under any equity compensation plan, except as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	5,560,000

Recent Sales of Unregistered Securities

The following is a summary of transactions by our company within the past three years involving sales of its securities that were not registered under the Securities Act of 1933 (or “Securities Act”).

On October 1, 2007, we issued 68,484,611 shares of our common stock to DBMS LLC in exchange for a contribution of certain of its assets related to our Diligent Boardbooks business, subject to certain liabilities, as specified in a Contribution Agreement dated October 1, 2007, in a private offering under Section 4(2) of the Securities Act of 1933.

On December 12, 2007, we issued 24,000,000 shares of our common stock pursuant to our initial public floatation on the New Zealand Stock Exchange for NZ$1.00 per share in an offshore transaction that met the requirements of the safe harbor under Rule 903 of Regulation S promulgated under the Securities Act of 1933.  The offering was led by McDouall Stuart, a participant on the New Zealand Stock Exchange, on a best efforts basis.  In connection with the offering, McDouall Stuart received NZ$420,000 as a lead sponsor fee, NZ$720,000 in brokerage fees and NZ$200,000 in incentive fees.

On December 10, 2007, we issued 7,515,389 shares of our common stock to various accredited investors for NZ$1.00 (US$0.75) per share in a private placement that met the requirements of the safe harbor under Rule 903 of Regulation S promulgated under the Securities Act of 1933 for non-US persons and for accredited investors who were existing debt holders of DBMS LLC.

On December 12, 2007, we issued 4,000,000 shares of our common stock in recognition of services provided, or to be provided, to various employees, directors and service providers pursuant to written agreements under our 2007 Stock Option and Incentive Plan in accordance with Rule 701 promulgated under the Securities Act of 1933.  Of the 4,000,000 shares, 1,929,000 shares were subject to a substantial risk of forfeiture based on continued service requirements that lapsed in January 2009.  During 2008, 160,000 of these shares were forfeited.

On October 23, 2008, we issued 600,000 shares of our common stock to our CFO and General Counsel pursuant to written agreements under our 2007 Stock Option and Incentive Plan.  As of the date of this filing, 100,000 of these shares are subject to a substantial risk of forfeiture based on continued service requirements, that lapses in May 2009.

On March 11, 2009, we issued 30,000,000 shares of newly created Series A Preferred Stock to Spring Street Partners, L.P. and Carroll Capital Holdings, LLC for US$0.10 per share.  The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend may (at Diligent’s option) be paid on the first business day of each calendar year for the prior year either in cash or in kind by the issue of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share.  The 11% annual dividend on the Preferred Shares will rank ahead of the declaration or payment of any dividends on Diligent’s common stock (ordinary shares).  In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro rata in any dividend paid on Diligent’s common stock.  The Preferred Shares will be convertible at any time at the option of the holders into Diligent common stock on a one-for-one basis based on a conversion price of US$0.10 per share.

ITEM 6.  SELECTED FINANCIAL DATA

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

On October 1, 2007, the Diligent Boardbooks business was transferred to Diligent Board Member Services, Inc. from its accounting predecessor, DBMS LLC.  Both before and after the transfer, the management of the business remained substantially the same.  Accordingly, the terms “we,” “us,” “our,” and the “Company”, when used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refers to DBMS LLC for periods prior to October 1, 2007 and to Diligent for periods on or after October 1, 2007, unless otherwise indicated.

Overview

We develop and sell an online software application called Diligent Boardbooks, which is a web-based portal that directors and administrative staff use to compile, update and examine board materials prior to and during board meetings.  Each of our clients enters into a service agreement whereby we agree to provide and support the Diligent Boardbooks service.

The Diligent Boardbooks product features an on-screen interface that resembles a book and displays documents in single web-viewable pages, from a secure central database.  The software is accessed via the internet and is a “point and click” system that gives directors the ability to navigate throughout the entire virtual book.

The first phase of our business focus was developing and testing the Diligent Boardbooks system, building a loyal core of blue chip customers to become champions of the product, and promoting product awareness through exposure in print media.  During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities.  By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Diligent Boardbooks product.  We are now in the customer acquisition phase of our business and currently provide the Diligent Boardbooks service to over 170 companies and approximately 4,500 users.

We believe that building a successful sales and marketing team to present to and serve the boards of the world’s major corporations is a significant undertaking.  Staff must have a deep understanding of corporate governance issues while also being able to interact credibly with the board members and senior executives of major U.S. and international corporations.

The Company adopted a growth strategy which required significant capital over and above what had been provided by private sources.  In December 2007, the Company raised $16.4 million dollars, net of expenses, in its initial public offering on the New Zealand Stock Exchange.  Our plan was to use the proceeds of the IPO to significantly expand our sales force and aggressively target growth.  By the first quarter of 2008, much of the infrastructure for this growth was set up.

Despite growth in net sales, our growth rate lagged behind the projections we had set for the Company, which was exacerbated by the global financial crisis.  By the third quarter of 2008, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  We significantly reduced our sales force, reduced salaries for some of our more highly compensated employees and reduced the number of members of the board of directors from nine to five.  The cost cutting continues into 2009, as we consolidate our New York and New Jersey offices and look for further opportunities to reduce overhead.

In March 2009, the Company secured $3 million of financing through the issuance of Series A Convertible Preferred Stock.  At the current level of reduced expenses, coupled with conservative sales growth forecasts, management believes this funding will be sufficient to support sales growth and achieve cash flow breakeven by approximately the third quarter of 2010.

In October 2010, a note receivable from LLC matures.  Management has concluded that, in accordance with U.S. generally accepted accounting principles (“GAAP”), an impairment loss and valuation allowance is required, and accordingly the note is carried on our books at its fair value at December 31, 2008.  The Note is not currently in default and management believes it is possible that we will collect a substantial portion, if not all, of the principal balance at maturity. We plan to use the proceeds of this Note for an expansion of our marketing and sales efforts as well as infrastructure increases to support significant sales growth.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies are currently undergoing a period of severe recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions and major multi-national companies, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and increased bankruptcies. These conditions could adversely affect our customers’ ability or willingness to purchase our service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferral of costs, the allowance for accounts receivable, software development costs, the impairment of long-lived assets and note receivable, income taxes and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our “critical accounting policies” as those that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations or that concern the specific manner in which we apply GAAP. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment.

Revenues and Accounts Receivable

We derive our revenues from set-up and training fees (“installation fees”) of the Boardbooks system and license fees for the ongoing use of our Diligent Boardbooks software.  We have no other significant sources of revenues at this time.

Diligent recognizes revenue in accordance with the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured.  Revenue from Diligent Boardbooks licenses is accrued ratably over the contract period.  License fees paid in advance are recorded as deferred revenue until recognized.  Through September 30, 2008, revenue from installations was recognized upon completion of the installation.  Effective October 1, 2008, revenue from installations is accrued ratably over the contract period.  The effect of this change is not material to the Company’s financial condition, operations or cash flow.

Accounts receivable are recorded at estimated net realizable value.  A provision for doubtful accounts is based on management’s assessment of amounts considered uncollectable for specific customers based on age of debt, history of payments and other relevant information.  An allowance for doubtful accounts is provided for accounts receivable which management determines will not be collectable in full.

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists of direct expenses related to account management, customer support and IT hosting.  We do not allocate indirect overhead to cost of revenues.

Selling and Marketing Expenses.  Selling and marketing expenses are comprised of sales commissions, salaries for sales and marketing employees, and direct advertising expenses, including mailings and travel.  We do not allocate indirect overhead to selling and marketing.

General and Administrative Expenses.  General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses and overhead costs such as rents, utilities etc.

Research and Development Expenses.  Research and development expenses are incurred as we upgrade and maintain our software, and develop product enhancements.  Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and all direct overhead associated with design and required testing of our product line.   We do not allocate indirect overhead to research and development.

Statement of Financial Accounting Standards (SFAS) 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers.  To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs.  SFAS 2, “Accounting for Research and Development Costs,” establishes accounting and reporting standards for research and development.  In accordance with SFAS 2, costs we incur to enhance products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of operations.

Prior to January 1, 2008, our research and development was outsourced to Diligent Board Member Services, NZ Limited (“DBMS NZ”), an affiliate through common ownership by a stockholder and former director of the Company.  Effective January 1, 2008, the Company acquired DBMS NZ and now the research and development activities are fully integrated into the Company.

Share-Based Compensation.  In November 2007, we adopted our 2007 Stock Option and Incentive Plan pursuant to which we intend to issue share-based compensation from time to time, in the form of stock, stock options and other equity based awards.

Share-based compensation incurred in 2007 and 2008 consists of stock issued to employees and contractors for services rendered.  In accordance with SFAS 123(R), Share-Based Payment, Diligent measures the cost of employee services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to Diligent in exchange for the award.

Diligent measures the cost of nonemployee services received in exchange for an award of equity-based securities using the fair value method prescribed by Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Compensation cost for awards granted to non-employees is measured based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.  Compensation costs are amortized over the underlying awards’ vesting terms, and are recorded as share-based compensation expense.  These costs are included in general and administrative expense in our statement of operations.

Interest Income (Expense), net

Interest income is derived from interest bearing bank deposits held by US, UK and New Zealand bank accounts, together with investment income from a loan receivable due from a related party, DBMS LLC.

Foreign Exchange Loss

As a worldwide company, certain of Diligent’s revenues and expenses are denominated in foreign currencies, which are recorded at the approximate rates of exchange in effect at the transaction dates.  Assets and liabilities are translated at the exchange rates in effect at the balance sheet dates, with differences recorded as foreign exchange gains or losses in the statements of operations.  Additionally, the Company has cash balances maintained in New Zealand Dollars (NZD) and British Pounds Sterling (GBP).

The Company’s wholly-owned subsidiaries, Diligent Boardbooks Limited (“DBL”) and DBMS NZ, utilize the GBP and the NZD, respectively, as their functional currencies.  Assets and liabilities of these subsidiaries are translated to US dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income.

Income taxes

The parent Company files U.S. federal and state income tax returns.  Foreign operations file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses recognition and derecognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of October 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company.

Note receivable from affiliate

The note receivable from affiliate is recorded at net realizable value, adjusted for any valuation allowance for amounts considered uncollectable.  The valuation allowance is reviewed for adjustment quarterly.

The Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to its estimated fair value of the underlying collateral at December 31, 2008.  In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the recent issue of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock. In addition, management assumed that the LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3 inputs pursuant to SFAS 157, Fair Value Measurements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Company does not expect the adoption of FSP 157-2 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. The Company adopted FSP No. 157-3 on October 10, 2008 and it did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The EITF reached a conclusion that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  This Statement changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which is effective for fiscal years beginning after December 15, 2008.  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The Company does not believe the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This statement does not apply to a combination between entities or businesses under common control.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is not permitted.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not believe the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 defines participating securities as those that are expected to vest and are entitled to receive nonforfeitable dividends or dividend equivalents. Unvested share-based payment awards that have a right to receive dividends on common stock (restricted stock) will be considered participating securities and included in earnings per share using the two-class method. The two-class method requires net income to be reduced for dividends declared and paid in the period on such shares. Remaining net income is then allocated to each class of stock (proportionately based on unrestricted and restricted shares which pay dividends) for calculation of basic earnings per share. Diluted earnings per share would then be calculated based on basic shares outstanding plus any additional potentially dilutive shares, such as options and restricted stock that do not pay dividends or are not expected to vest. This FSP is effective in the first quarter 2009. The Company does not believe the adoption of EITF 03-6-1 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock (“EITF 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company does not believe that the adoption of EITF 07-5 will have a material impact on its consolidated financial statements.

Results of Operations

Comparisons of the Years Ended December 31, 2008 and 2007

The data presented below is derived from the audited consolidated financial statements of the Company which are included elsewhere in this Form 10-K.

The consolidated financial statements for the year 2007 are presented in two distinct periods, as Predecessor and Successor entities, and are not comparable in all material respects.  However, within MD&A, in order to facilitate a discussion of our results of operations for the year ended December 31, 2008 in comparison with a similar period, we prepared and are presenting financial information for the year ended December 31, 2007 which includes the nine months ended September 30, 2007 for the Predecessor and the three months ended December 31, 2007 for the Successor, on a combined basis.  Wherever practicable, the discussion compares the consolidated financial statements for the year ended December 31, 2008 with the combined financial statements for the year ended December 31, 2007.  This combination is not in accordance with U.S. generally accepted accounting principles.  However, we believe that for purposes of discussion and analysis in this Form 10-K, the combined results of operations is useful for investors to assess the Company’s ongoing financial and operational performance and trends.

The combined financial statements for the year ended December 31, 2007 are derived as follows:

	Successor	Predecessor	Combined
	Three months	Nine months	Year
	ended	ended	ended
	December 31,	September 30,	December 31,
	2007	2007	2007
Revenues	$515,103	$1,210,070	$1,725,173
Cost of revenues	324,029	945,910	1,269,939
Gross profit	191,074	264,160	455,234
Operating expenses:
Selling and marketing expenses	987,043	1,118,526	2,105,569
General and administrative expenses	2,489,147	1,895,229	4,384,376
Research and development expenses	334,039	918,782	1,252,821
Depreciation and amortization	25,411	54,800	80,211
Total operating expenses	3,835,640	3,987,337	7,822,977
Operating loss	(3,644,566)	(3,723,177)	(7,367,743)
Other income (expenses):
Interest income (expense), net	39,959	(418,804)	(378,845)
Foreign exchange loss	(65,449)	(4,372)	(69,821)
Provision for income taxes	-	-	-
Net loss	$(3,670,056)	$(4,146,353)	$(7,816,409)

A comparison of the consolidated financial statements for the year ended December 31, 2008 and the combined financial statements for the year ended December 31, 2007 follows:

	Consolidated	Combined
	Year	Year	2008 vs. 2007
	ended	ended	Increase (Decrease)
	December 31,	December 31,
	2008	2007	In dollars	In %
Revenues	$2,930,702	$1,725,173	$1,205,529	70
Cost of revenues	1,878,027	1,269,939	608,088	48
Gross profit	1,052,675	455,234	597,441	131
Operating expenses:
Selling and marketing expenses	6,216,087	2,105,569	4,110,518	195
General and administrative expenses	5,418,747	4,384,376	1,034,371	24
Research and development expenses	955,385	1,252,821	(297,436)	(24)
Depreciation and amortization	278,295	80,211	198,084	247
Total operating expenses	12,868,514	7,822,977	5,045,537	64
Operating loss	(11,815,839)	(7,367,743)	4,448,096	60
Other income (expenses):
Impairment loss on note receivable	(5,800,000)	-	(5,800,000)	100
Interest income (expense), net	601,280	(378,845)	980,125	259
Foreign exchange loss	(601,245)	(69,821)	531,424	761
Provision for income taxes	(32,798)	-	32,798	100
Net loss	$(17,648,602)	$(7,816,409)	$9,832,193	126

Revenues

The Company’s total revenues were $2.9 million for the year ended December 31, 2008 compared to $1.7 million for the year ended December 31, 2007, an increase of 70%.  The increase in revenues is due to the increase in our worldwide sales force during 2008.  While the Company’s total number of sales people has been reduced since December 31, 2007 (see Selling and Marketing Expenses below), the fully trained sales force has increased from 5 to 10 at December 31, 2007 and 2008, respectively.

Annualized license fees (ALFs) have continued to grow to $3.85 million at December 31, 2008 from $2.06 million at December 31, 2007.  ALFs is a forward-looking measure, being defined as the total fees required to be paid to Diligent for the next twelve months under all of its service contracts in effect at a particular point in time, assuming that the contracts will remain in full force and effect and are fully paid without setoff or discount throughout the twelve month period.  ALFs are thus different from operating revenues, but nevertheless derived from the same set of assumptions.  ALFs are a key benchmark used by management to evaluate the business.

The cumulative number of licenses increased 135% (to 174 at December 31, 2008 from 74 at December 31, 2007).

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of revenues were $1.9 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively, an increase of 48%.  Over $0.5 million of this increase is due to the increase in staffing costs for account management, customer support and IT services.  The remaining increase is for non-employee IT-related costs for our hosting activities.

Selling and Marketing Expenses

Selling and marketing expenses were $6.2 million and $2.1 million for the years ended December 31, 2008 and 2007, respectively, an increase of $4.1 million.  Subsequent to our initial public offering at the end of 2007, we significantly increased our sales and marketing efforts.  This resulted in an increase in our sales force, which peaked to 23 at September 30, 2008, from 17 at December 31, 2007 and 4 at September 30, 2007.  Our sales force was subsequently reduced to 10 at December 31, 2008, all of whom are fully trained.  Salaries, benefits and commissions for our sales force accounted for approximately $2.5 million of the increase in selling and marketing expenses.  We incurred an additional $0.6 million in marketing expenses, and $0.4 million in travel, training and sales office expense for our increased sales force.  Additionally, our worldwide marketing strategy resulted in an additional $1.0 million in foreign selling and marketing expenses.  This was offset by a decrease of approximately $0.5  million in outside contractor expenses, as we built our internal sales and marketing teams.

General and Administrative Expenses

General and administrative expenses were $5.4 million in 2008 compared to $4.4 million in 2007.  General and administrative expenses in 2008 and 2007 include $0.9 million and $1.8 million, respectively, of share-based compensation expense relating to stock awards made to employees and non-employees under the Company’s 2007 Stock Option and Incentive Plan.

General and administrative expenses, excluding share-based compensation, were $4.5 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively.  This represents an increase of $1.9 million which is due primarily to the increased compliance costs associated with becoming a publicly-traded company at the end of 2007, and included approximately $1.4 million in legal and accounting services, director fees, and travel costs.  Additionally, the increase in our staffing levels has resulted in increased costs, for office rentals and related overhead, of over $0.3 million.

Research and Development Expenses

Research and development expenses were $1.0 million in 2008 compared to $1.3 million in 2007, a decrease of 24%.  This decrease represents a leveling off of research and development expenses after the achievement of certain key product enhancements.

Depreciation and Amortization

Depreciation and amortization increased almost $0.2 million, to $0.3 million from $0.1 million for the years ended December 31, 2008 and 2007, respectively.  This is attributable to the increase in property and equipment of $0.9 million, consisting principally of computer software, computer equipment and leasehold improvements.

Impairment Loss on Note Receivable

The Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down a note receivable from LLC to its estimated net realizable value at December 31, 2008.  The net realizable value was determined to be the fair value of the underlying collateral securing the note of 25 million shares of the Company’s stock.  In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the recent issue of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock..  In addition, management assumed that the LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3 inputs pursuant to SFAS 157, Fair Value Measurements.

Interest Income (Expense), net

Net interest income of $0.6 million for the year ended December 31, 2008 includes $0.3 million of interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which were interest-bearing.  Prior to the formation of the successor Company and its initial public offering in December 2007, the Predecessor financed its operations primarily through short and long-term borrowings.  Accordingly, the interest expense of $0.4 million during the year ended December 31, 2007 is attributable to the cost of these borrowings, offset by relatively insignificant interest income generated after the completion of the initial public offering in mid-December 2007.

Foreign Exchange Loss

Our functional currency is the U.S. dollar.  As a worldwide company, certain of our revenues and expenses are denominated in foreign currencies, which are recorded at the approximate rates of exchange in effect at the transaction dates.  Assets and liabilities resulting from these transactions are translated at the exchange rates in effect at the balance sheet dates, with differences recorded as foreign exchange gains or losses in the statements of operations.  Additionally, during 2008, the parent Company maintained significant cash balances in foreign currencies, primarily in NZD and, to a lesser extent, GBP.  The foreign exchange loss of $0.6 million is a result of unfavorable movements in the rates of exchange between the US dollar and NZD and between the US dollar and GBP.

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity were cash and cash equivalents and term deposits totaling approximately $1.3 million, and accounts receivable of approximately $0.4 million.  The primary source of our liquidity for the past year has come from the proceeds of our New Zealand public offering completed in December 2007.

Historically, we have financed our operations through operating revenues, short-term borrowings and secured and unsecured indebtedness from related and third parties.  Since our initial public offering on the New Zealand Stock Exchange in December 2007, which raised $16.4 million (net) from the issuance of 24 million shares of common stock, all pre-offering debt with the exception of certain leases, has either been repaid or converted into our equity.  Additionally, we used our cash to build our sales pipeline and customer base and to build a scalable infrastructure.

Despite growth in net sales, our growth rate lagged behind the projections we had set for the Company, which was exacerbated by the global financial crisis.  Amid liquidity concerns, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  During the fourth quarter of 2008, we significantly reduced our sales force, reduced salaries for some of our more highly compensated employees and reduced the number of members of the board of directors.  The cost cutting continues into 2009, as we consolidate our New York and New Jersey offices and look for further opportunities to reduce overhead.  We also actively sought additional sources of financing.

On March 11, 2009, the Company secured $3 million of financing from Spring Street Partners, L.P. and Carroll Capital Holdings, LLC, who collectively purchased 30 million shares of newly-created Series A Preferred Stock for $0.10 per share.  At the current level of reduced expenses, coupled with conservative sales growth forecasts, management believes this funding will be sufficient to support sales growth and achieve cash flow breakeven by approximately the third quarter of 2010.

The Company continues to consider and evaluate strategic growth opportunities that could result in additional capital requirements and are not currently within the budget.  Our current operating expenses and expected capital expenditures are fixed, predictable and adequate to support our budgeted growth.  We anticipate our professional fees for the year ended December 31, 2009, including fees associated with reporting obligation compliance, and general administrative costs to be consistent with those incurred for the year ended December 31, 2008.  The primary uncertainty concerning our capital needs pertains to our ability to achieve the expected sales growth in a timely manner such that recurring revenues exceed operating expenditures prior to the depletion of capital.

	Successor		Predecessor	Combined
		Three Months	Nine Months
	Year ended	ended	ended	Year ended
	December 31,	December 31,	September	December 31,
	2008	2007	30, 2007	2007

Cash flows provided by (used in):
Operating activities	$(11,298,122)	$(1,303,496)	$(4,007,712)	$(5,311,208)
Investing activities	(782,891)	(277,117)	(8,958)	(286,075)
Financing activities	(308,675)	15,255,693	4,126,317	19,382,010

Net Cash Flows from Operating Activities

Cash used in operations has continued to increase as our net losses have increased.  As noted previously, the higher losses are due to significantly higher costs incurred in the areas of selling and marketing, and general and administrative, particularly for compliance costs subsequent to the initial public offering.  Additionally, at December 31, 2008 we had higher balances in accounts receivable and prepaid expenses, and additional amounts held as security deposits on leases.

Net Cash Flows from Investing Activities

The increase in cash used in investing activities in 2008 is primarily due to the Company’s increased investment in property and equipment subsequent to our initial public offering.  The $0.9 million of property and equipment acquired during the year ended December 31, 2008, consists principally of computer software, computer equipment and leasehold improvements.

Net Cash Flows from Financing Activities

Prior to our initial public offering in December 2007, we raised financing principally through loans from members and affiliates, and to a lesser degree from short and long-term borrowings from third parties.  The $15.3 million in cash provided by financing activities in the three months ended December 31, 2007 consists of $16.4 million raised in the initial public offering (net of listing costs) and $2.5 million from a loan by a director of the Company, which was converted to equity prior to December 31, 2007.  Offsetting these sources of cash was $3.7 million which was loaned to the Predecessor under a Promissory Note and Security Agreement to discharge certain debts of the Predecessor.  During the year ended 2008, financing activities consisted of an additional $0.1 million advanced to the Predecessor under the Promissory Note and Security Agreement, as well as repayments of payable to affiliates and obligations under capital leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	25

Consolidated Statements of Operations for the year ended December 31, 2008 and the three months ended December 31, 2007 and of Predecessor for the nine months ended September 30, 2007	26

Consolidated Statements of Changes in Stockholders’/Members’ Equity (Deficit) and Comprehensive Loss for the year ended December 31, 2008 and the three months ended December 31, 2007 and of Predecessor for the nine months ended September 30, 2007	27

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the three months ended December 31, 2007 and of Predecessor for the nine months ended September 30, 2007	28

Notes to Consolidated Financial Statements	30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Diligent Board Member Services, Inc.

We have audited the accompanying consolidated balance sheets of Diligent Board Member Services, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders'/members’ equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2008, three months ended December 31, 2007 and nine months ended September 30, 2007 (predecessor).  Diligent Board Member Services, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diligent Board Member Services, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the year ended December 31, 2008, three months ended December 31, 2007 and nine months ended September 30, 2007 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York
March 17, 2009

Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,265,347	$13,675,080
Term deposit	58,150	76,780
Accounts receivable, net	390,180	266,976
Prepaid expenses and other current assets	222,617	87,352
Total current assets	1,936,294	14,106,188

Property and equipment, net	1,116,007	504,500
Note receivable from affiliate, net of valuation allowance	1,361,791	6,715,232
Restricted cash - security deposits	246,685	43,741

Total assets	$4,660,777	$21,369,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,319	$447,532
Accrued expenses and other liabilities	218,541	83,703
Deferred revenue	601,408	226,678
Current portion of obligations under capital leases	114,308	105,355
Payables to affiliates	49,578	152,897
Total current liabilities	1,240,154	1,016,165

Non-current liabilities:
Obligations under capital leases, less current portion	50,816	165,125
Total non-current liabilities	50,816	165,125

Total liabilities	1,290,970	1,181,290

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.001 par value 50,000,000 shares authorized, none issued	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized, 90,440,000 and 104,000,000 shares issued and outstanding	90,440	104,000
Additional paid-in capital	24,618,070	23,754,427
Accumulated deficit	(21,318,658)	(3,670,056)
Accumulated other comprehensive loss	(20,045)	-
Total stockholders' equity	3,369,807	20,188,371
Total liabilities and stockholders' equity	$4,660,777	$21,369,661

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Revenues	$2,930,702	$515,103	$1,210,070
Cost of revenues	1,878,027	324,029	945,910
Gross profit	1,052,675	191,074	264,160

Operating expenses:
Selling and marketing expenses	6,216,087	987,043	1,118,526
General and administrative expenses	5,418,747	2,489,147	1,895,229
Research and development expenses	955,385	334,039	918,782
Depreciation and amortization	278,295	25,411	54,800
Total operating expenses	12,868,514	3,835,640	3,987,337

Operating loss	(11,815,839)	(3,644,566)	(3,723,177)

Other income (expenses):
Impairment loss on note receivable from affiliate	(5,800,000)	-	-
Interest income (expense), net	601,280	39,959	(418,804)
Foreign exchange transaction loss	(601,245)	(65,449)	(4,372)
Total other income (expenses)	(5,799,965)	(25,490)	(423,176)

Loss before provision for income taxes	(17,615,804)	(3,670,056)	(4,146,353)

Provision for income taxes	32,798	-	-

Net loss	$(17,648,602)	$(3,670,056)	$(4,146,353)

Net loss per share (basic and diluted)	$(0.17)	$(0.05)	$(0.06)
Weighted average shares outstanding (basic and diluted)	102,397,907	75,583,402	68,484,611

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Changes in Stockholders’/Members’ Equity (Deficit)
and Comprehensive Loss

Predecessor
						Accumulated	Total
		Common	Additional			Other	Stockholders'/
	Common	Stock	Paid-in-	Members'	Accumulated	Comprehensive	Members'
	Shares	$.001 Par Value	Capital	Capital	Deficit	Income (Loss)	Equity/(Deficit)
Balance at December 31, 2006	-	$-	$-	$(1,094,436)	$-	$-	$(1,094,436)
Net loss and comprehensive loss	-	-	-	(4,146,353)	-	-	(4,146,353)
Balance at September 30, 2007	-	$-	$-	$(5,240,789)	$-	$-	$(5,240,789)

Successor

Balance at September 30, 2007	-	$-	$-	$-	$-	$-	$-
Net loss and comprehensive loss	-	-	-	-	(3,670,056)	-	(3,670,056)
Initial capital contribution	68,484,611	68,485	52,411,272	-	-	-	52,479,757
Deemed dividend, in excess of Predecessor basis	-	-	(52,411,272)	-	-	-	(52,411,272)
Initial public offering, net at NZD1.00 (US$0.7663) per share	24,000,000	24,000	16,347,180	-	-	-	16,371,180
Conversion of debt to equity, at US$0.75 per share	7,515,389	7,515	5,629,028	-	-	-	5,636,543
Share-based compensation	4,000,000	4,000	1,778,219	-	-	-	1,782,219
Balance at December 31, 2007	104,000,000	104,000	23,754,427	-	(3,670,056)	-	20,188,371
Net loss	-	-	-	-	(17,648,602)	-
Foreign exchange translation adjustment	-	-	-	-	-	(20,045)
Total comprehensive loss	-	-	-	-	-	-	(17,668,647)
Write off related party receivable	-	-	(70,700)	-	-	-	(70,700)
Share-based compensation, net of forfeitures	440,000	440	920,343	-	-	-	920,783
Cancellation of shares	(14,000,000)	(14,000)	14,000	-	-	-	-
Balance at December 31, 2008	90,440,000	$90,440	$24,618,070	$-	$(21,318,658)	$(20,045)	$3,369,807

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Cash flows from operating activities:
Net loss	$(17,648,602)	$(3,670,056)	$(4,146,353)
Adjustments to reconcile net loss to cash
used in operating activities:
Impairment loss on note receivable from affiliate	5,800,000	-	-
Depreciation and amortization	278,295	25,411	54,800
Allowance for doubtful accounts	7,125	-	-
Share-based compensation	920,783	1,782,219	-
Accrued interest receivable	(346,559)	(25,219)	-
Other non-cash charges	-	-	8,915
Changes in operating assets and liabilities:
Accounts receivable	(105,520)	(96,871)	(100,710)
Prepaid expenses and other current assets	(110,965)	143,482	(235,503)
Restricted cash - security deposits	(202,944)	8,877	(27,618)
Accounts payable and accrued expenses	(264,465)	531,238	351,018
Deferred revenue	374,730	(2,577)	87,739
Net cash used in operating activities	(11,298,122)	(1,303,496)	(4,007,712)
Cash flows from investing activities:
Redemption/(purchase) of term deposit, net	18,630	(76,780)	-
Cash acquired in acquisition, net of purchase price	83,593	-	-
Purchase of property and equipment	(885,114)	(200,337)	(8,958)
Net cash used in investing activities	(782,891)	(277,117)	(8,958)
Cash flows from financing activities:
Cash paid for note receivable from affiliate	(100,000)	(3,699,290)	-
Repayments of short-term borrowings, net	-	-	(26,059)
Proceeds from long-term debt, net	-	-	180,541
(Repayments)/proceeds from due to affiliates	(103,319)	152,897	3,938,141
Cash proceeds from loan, converted to equity	-	2,457,555	-
Proceeds from common stock issuance, net	-	16,371,180	-
Payments of obligations under capital leases	(105,356)	(26,649)	33,694
Net cash (used in) provided by financing activities	(308,675)	15,255,693	4,126,317
Effect of exchange rates on cash and cash equivalents	(20,045)	-	-
Net (decrease) increase in cash and cash equivalents	(12,409,733)	13,675,080	109,647
Cash and cash equivalents at beginning of period	13,675,080	-	8,506
Cash and cash equivalents at end of period	$1,265,347	$13,675,080	$118,153

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows (Continued)

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$38,356	$10,010	$355,583
Income taxes	$24,750	$-	$-
Supplemental disclosure of noncash investing and financing activities:
Net book value of assets and liabilities received in exchange for common stock,net of demand note payable	$-	$68,485	$-
Increase in note receivable from affiliate in exchange for liabilities assumed	$-	$3,178,988	$-
Conversion of debt to equity	$-	$5,636,543	$-
Share-based compensation	$920,783	$1,782,219	$-
Property and equipment acquired under capital leases	$-	$99,313	$88,317
Conversion of interest to loan principal	$346,559	$25,219	$-
Transfer of net assets from entity under common control	$-	$-	$745,345
Cashless repayment of loans by officers from bonus awards	$126,767	$-	$-
Write off of related party receivable charged to equity	$70,700	$-	$-

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

1)	Organization and nature of the business

Diligent Board Member Services, Inc. (“Diligent” or the “Company” or the “Successor”) provides worldwide online management of corporate governance documents (“Boardbooks”) to corporate clients.  Boardbooks is a web-based portal that directors and administrative staff use to compile, update and examine board materials prior to and during board meetings.  Each client of the Company enters into a service agreement whereby the Company agrees to provide and support the Boardbooks service.

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZX”).  The Company’s corporate headquarters are located in New York and New Zealand.  In April 2008, the Company filed a Form 10 registration statement with the United States Securities and Exchange Commission, which became effective on June 30, 2008.

The Company’s predecessor entity was Diligent Board Member Services, LLC, a Delaware limited liability company, which changed its name to Services Share Holding, LLC, effective January 2008 (herein referred to as “LLC” or the “Predecessor”).

On October 1, 2007, LLC contributed its Boardbooks business to the Company. Under the terms of the Contribution Agreement, LLC transferred to the Company assets and certain liabilities related to the Boardbooks business with a net book value of $256,750 in exchange for 68,484,611 shares of the Company’s stock (See Note 4).  This transaction was recorded at the net book value of LLC as the Company and LLC were entities under common control.  On December 12, 2007 the Company completed its initial public offering on the NZX.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services (NZ) Ltd (“DBMS NZ”), which was acquired on January 1, 2008.  Prior to January 1, 2008, DBMS NZ was owned by a stockholder and officer of the Company.  DBMS NZ provides research and development services to the Company.

The Company also has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which was formed on December 14, 2006, and provides European sales and marketing services.  DBL was inactive until April 2008.

The Company’s consolidated financial statements are presented in US dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

2)	Liquidity

Despite growth in net sales during 2008, the Company’s growth rate lagged behind its projections.  Amid liquidity concerns, the Company initiated plans to scale back its growth plans in order to reduce operating expenses.  During the fourth quarter of 2008, the Company significantly reduced its sales force, reduced salaries for some of its more highly compensated employees and reduced the number of members of the board of directors.  The Company also actively sought additional sources of financing.

In March 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for US$0.10 per share, for an aggregate of $3,000,000 in additional capital.  Expenses relating to the share issuance were approximately $150,000.  The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company’s option) be paid either in cash or in kind by the issuance of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share.  The 11% annual dividend on the Preferred Shares will have preference over the declaration or payment of any dividends on the Company’s common stock (ordinary shares).  In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro-rata in any dividend paid on the Company’s common stock.  The Preferred Shares will be convertible at any time at the option of holders into the Company’s common stock on a one-for-one basis at a conversion price of US$0.10 per share.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

At the current level of reduced expenses, coupled with conservative sales growth forecasts, management believes this funding will be sufficient to support the operations and obligations of the Company through the third quarter of 2010.  The primary uncertainty concerning the Company’s capital needs pertains to its ability to achieve the expected sales growth in a timely manner such that recurring revenues exceed operating expenditures prior to the depletion of capital.

3)	Significant accounting policies

Basis of presentation – The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The results of operations, cash flows and changes in stockholders’/members’ equity for 2007 are presented for the Predecessor through September 30, 2007 and for the Company for the period from October 1, 2007 (the net asset contribution date (see Note 4)) through December 31, 2007.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company invests its excess cash primarily in a money market fund of a major financial institution.  Accordingly, its cash equivalents are subject to minimal credit and market risk.  At December 31, 2008, cash equivalents include an investment in a money market fund of $675,575, which is carried at cost which approximates fair value.  There were no cash equivalents at December 31, 2007.

Term deposits – Term deposits are short-term investments with banks, with maturities greater than three months at inception.

Accounts receivable – Accounts receivable are recorded at estimated net realizable value.  A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  An allowance for doubtful accounts is provided for accounts receivable which management determines will not be collectable in full.

Property and equipment – Property and equipment consists of computer and office equipment, leasehold improvements and internal-use computer software.  Property and equipment are carried at cost, less accumulated depreciation and amortization and any impairment losses.

Internal-use software – The Company accounts for internal-use software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.  Internal use software is included in property and equipment.

Depreciation and amortization – Depreciation on property and equipment is computed on a straight line basis at rates adequate to recover the cost of the assets over their estimated useful lives, which range from three to five years.  Leasehold improvements are depreciated over estimated useful lives of the assets or the term of the underlying lease, whichever is shorter.  Amortization of computer software is computed on the straight-line method over its estimated useful life, which is three years.  Expenditures for repair and maintenance costs are expensed as incurred.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Impairment of long-lived assets – In accordance with Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying amounts of its tangible and intangible assets to determine whether events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.  An impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Revenue recognition –The Company recognizes revenue in accordance with the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured.  Revenue from the Boardbooks licenses is recorded ratably over the contract period, which is generally twelve months.  License fees paid in advance are recorded as deferred revenue until recognized.  The Company generally invoices its customers in annual or quarterly installments.  Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements.  The Company also earns fees for set-up and training (“installation fees”) of the Boardbooks system.  Through September 30, 2008, installation fees were recognized upon completion of the installation.  Effective October 1, 2008, installation fees are recorded ratably over the contract period. The effect of this change is not material to the Company’s consolidated financial condition, results of operations or cash flows.

Research and development – SFAS 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers.  To date, software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, the Company has not capitalized any development costs.  SFAS 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development.  In accordance with SFAS 2, costs incurred to enhance products after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of operations.

Operating leases – The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term.

Income taxes – The parent Company files U.S. federal and state income tax returns.  Foreign subsidiaries file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses recognition and derecognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of October 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Foreign exchange – The Company’s wholly-owned subsidiaries, DBL and DBMS NZ, utilize the British Pound Sterling and the New Zealand Dollar (NZD), respectively, as their functional currencies.  Assets and liabilities of these subsidiaries are translated to US dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income.  As DBL was dormant prior to April 2008 and DBMS NZ was acquired January 1, 2008 the Company has no translation adjustment prior to 2008.

Transactions in foreign currencies are reported at the approximate rates of exchange at the transaction date.  Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date.  All differences are recorded in results of operations.  The foreign exchange loss is primarily attributable to unfavorable movement in exchange rates on certain of the Company’s cash accounts held in foreign currencies.

The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions.

Share-based compensation – In accordance with SFAS 123(R), Share-Based Payment, the Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award.

The Company measures the cost of non-employee services received in exchange for an equity-based award using the fair value method prescribed by EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Compensation cost for awards granted to non-employees is measured based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.  Compensation costs are amortized over the underlying awards’ vesting terms.

Fair value of financial instruments – The Company’s financial instruments include cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses.  The fair value of these financial instruments approximates book value due to their short term settlements.

Note receivable from affiliate – The note receivable from affiliate is recorded at estimated net realizable value, adjusted for any valuation allowance for amounts considered uncollectable.  The valuation allowance is reviewed for adjustment quarterly.

Segment reporting – SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, management believes that the Company operates in one segment.

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Company does not expect the adoption of FSP 157-2 to have a material impact on its consolidated financial statements.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154, Accounting Changes and Error Corrections. The Company adopted FSP 157-3 on October 10, 2008, and it did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The EITF reached a conclusion that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  This Statement changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which is effective for fiscal years beginning after December 15, 2008.   EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The Company does not believe the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This statement does not apply to a combination between entities or businesses under common control.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is not permitted.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not believe the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“EITF 03-6-1”).   EITF 03-6-1 defines participating securities as those that are expected to vest and are entitled to receive nonforfeitable dividends or dividend equivalents. Unvested share-based payment awards that have a right to receive dividends on common stock (restricted stock) will be considered participating securities and included in earnings per share using the two-class method. The two-class method requires net income to be reduced for dividends declared and paid in the period on such shares. Remaining net income is then allocated to each class of stock (proportionately based on unrestricted and restricted shares which pay dividends) for calculation of basic earnings per share. Diluted earnings per share would then be calculated based on basic shares outstanding plus any additional potentially dilutive shares, such as options and restricted stock that do not pay dividends or are not expected to vest. This FSP is effective in the first quarter 2009. The Company does not believe the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock (“EITF 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company does not believe that the adoption of EITF 07-5 will have a material impact on its consolidated financial statements.

4)	Contribution Agreement

On October 1, 2007 the Company entered into a Contribution Agreement with LLC whereby LLC transferred to the Company assets and certain liabilities related to the Boardbooks business including its accounts receivable, prepaid expenses, property and equipment, security deposits, capital lease obligations and deferred revenue, in exchange for 68,484,611 shares of the Company’s common stock.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

A listing of net assets transferred follows:

Assets transferred
Accounts receivable	$170,105
Prepaid expenses (listing costs)	230,834
Property and equipment, net	230,262
Intangible property	-
Security deposits	52,618
Total assets	683,819

Liabilities assumed
Obligations under capital leases	197,814
Deferred revenue	229,255
Total liabilities	427,069

Net assets transferred	$256,750

The assets and liabilities were recorded by the Company at LLC’s carrying values.  In exchange for the excess of assets contributed over liabilities assumed of $256,750, LLC received 68,484,611 shares of common stock in the Company, recorded at $68,485, and was issued a demand note from the Company in the amount of $188,265.  The demand note was subsequently netted against the Note Receivable from LLC (See Note 9).

As part of the Contribution Agreement, LLC also transferred all intangible property (except goodwill), customer contracts, and all shares in LLC's dormant wholly owned subsidiary, DBL, to the Company.  The accounts receivable transferred included a receivable from a related party which was written off during the year ended December 31, 2008 as an adjustment to equity (See Note 7).

5)	Acquisition of DBMS NZ

On January 1, 2008, the Company acquired all the outstanding shares of DBMS NZ, for NZD 5,000 (US$3,804).  Prior to the acquisition, DBMS NZ provided research and development services for the Company (See Note 10).  The purchase price was allocated to the assets and liabilities as follows:

Assets
Cash	$87,397
Accounts receivable	24,809
Other current assets	24,300
Property and equipment, net	4,688
141,194
Liabilities
Accounts payable	52,271
Accrued vacation pay	85,119
137,390

Net assets acquired	$3,804

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

6)	Term deposit

At December 31, 2008, the Company has a term deposit with a New Zealand bank with an original term of 100 days.  The term deposit in the amount of NZD 100,000 ($58,150 at December 31, 2008) bears interest at 6.00% and matures in March 2009.

7)	Accounts receivable

Accounts receivable consists of the following:

	December 31,	December 31,
	2008	2007
Trade receivables	$397,305	$179,276
Allowance for doubtful accounts	(7,125)	-
Receivable from affiliate	-	87,700
	$390,180	$266,976

The Predecessor transferred a customer account receivable from an affiliate to the Company on October 1, 2007 as part of the Contribution Agreement discussed in Note 4.  Two stockholders of the Company are also stockholders of the customer.  During the three months ended December 31, 2007 and the nine months ended September 30, 2007, the Company and the Predecessor recorded revenues from this customer of $17,250 and $105,696, respectively.  No additional services have been provided to this affiliate during 2008.  At December 31, 2008, management determined that the remaining balance of $70,700 was not collectable and wrote it off in full as an adjustment to equity.

8)	Property and equipment and obligations under capital leases

Property and equipment is comprised of the following:

	December 31,	December 31,
	2008	2007

Equipment	$960,259	$381,451
Computer software	326,760	148,460
Leasehold improvements	130,553	-
	1,417,572	529,911
Less: accumulated depreciation/amortization	301,565	25,411
Net property and equipment	$1,116,007	$504,500

Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. The leases bear interest rates ranging from 6.8% to 33.9% per annum, with monthly payments ranging from $130 to $2,439, and maturities from September 2009 to July 2011.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Each lease is secured by the underlying leased asset. Amortization of assets recorded under capital leases is included in depreciation expense. The equipment relating to capital leases, included in property and equipment on the balance sheet, is as follows:

	December 31,	December 31,
	2008	2007
Capital lease assets included in property and equipment	$246,679	$246,679
Accumulated depreciation	96,284	16,072
	$150,395	$230,607

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Depreciation expense relating
to capital lease assets	$80,212	$16,072	$33,450

The following is a schedule of future minimum lease payments due under capital leases as of December 31, 2008:

Year ending
December 31,
2009	$134,159
2010	50,921
2011	4,606
Total minimum lease payments	189,686
Less interest portion of payments	(24,562)
Present value of minimum lease payments	$165,124

9)           Note receivable from affiliate - The note receivable from affiliate represents amounts due from LLC under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”).  When the Diligent Boardbooks-related assets and certain liabilities were transferred to the Company from LLC on October 1, 2007, certain additional liabilities incurred during the development of the Diligent Boardbooks business remained with LLC.  The Company advanced $3,699,290 in cash to LLC under the Note to enable LLC to satisfy the liabilities it retained.

In addition, $3,178,988 of the liabilities retained by LLC were satisfied by the holders of such liabilities subscribing for shares of Diligent common stock for US$0.75 per share in a private placement conducted on December 10, 2007, in anticipation of the Company’s initial public offering on the New Zealand Stock Exchange (See Note 13).  Under the terms of the subscription agreements, these creditors of LLC directed the Company to apply the cash that would otherwise have been advanced to LLC under the Note and then paid to them to be applied to the amount due under the subscription agreements.  As a result, $3,178,988 was not advanced as cash under the Note and was instead accounted for as a payment for common stock, and this noncash transaction is reflected in the Company’s statements of cash flows as a supplemental disclosure of noncash investing and financing activities.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

The loan bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  LLC has elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, in which case they are added to the principal balance and bear interest from the date the payment was due. The loan matures on September 30, 2010, when the entire principal balance and all accrued interest will be due and payable.  It is secured by 25,000,000 shares of the Company’s stock which have been pledged as collateral by members of LLC.

At December 31, 2008 and 2007, the contractual outstanding loan balance was $7,161,791 (including accrued interest of $371,778) and $6,715,232 (including accrued interest of $25,219), respectively.  In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, the Company has evaluated the collectability of the loan and determined that at December 31, 2008 it is probable that the Company will be unable to collect all amounts contractually due under the Note.  This conclusion is principally based on the deterioration in the value of the underlying collateral and the worsening economic environment.

The Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to the estimated fair value of the underlying collateral.  In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the recent issue of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that the LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3 inputs pursuant to SFAS 157, Fair Value Measurements.

10)	Related party transactions

Loans to director and officer – In April 2008, the Company made loans to two officers, one of whom was also a Director, in the amount of NZD 218,000 (US$145,843), which were non-interest bearing.  These loans were made prior to the time that the Company was subject to the requirements of Sarbanes Oxley §402 which prohibits such loans to officers.  These loans were repaid with officers’ bonuses in October 2008 when the Company became aware of the prohibition.

Research and development expense – For the three months ended December 31, 2007 and the nine months ended September 30, 2007 (Predecessor), the Company and the Predecessor incurred approximately $312,000 and $852,000, respectively, in research and development expenses for services rendered by DBMS NZ.

At December 31, 2007, the amount owed to DBMS NZ was approximately $39,000, which is included in payables to affiliates on the consolidated balance sheet.

Marketing expense – During the year ended December 31, 2008, the three months ended December 31, 2007, and the nine months ended September 30, 2007, the Company and the Predecessor incurred marketing expenses of approximately $217,000, $54,000 and $162,000, respectively, for services rendered by Yankee Hill Company, LLC, an entity owned by a stockholder of the Company.  During the nine months ended September 30, 2007 the Predecessor also incurred marketing expenses of approximately $88,000 for services provided by a company owned by a member of Diligent Partners.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Consulting expense – During the nine months ended September 30, 2007, the Predecessor incurred approximately $373,000 for services rendered by a company owned by a member of Diligent Partners, which is included in general and administrative expenses.

Consulting agreement with Sugar International – In April 2008, the Board of Directors approved a contract for sales training provided by a consultant from Sugar International.  A director and stockholder of the Company is a director and stockholder of Sugar International.  For the year ended December 31, 2008, the Company recorded sales training expenses of approximately $184,500 for such services, of which $38,500 is included in payables to affiliates at December 31, 2008.

Legal services – A director is a partner of Buddle Findlay, a law firm which provides legal services to the Company in New Zealand.  Fees paid to Buddle Findlay for the year ended December 31, 2008, the three months ended December 31, 2007 and the nine months ended September 30, 2007 were approximately $83,000, $124,000 and 0, respectively.  Payables to affiliates include approximately $11,000 and $71,000 at December 31, 2008 and 2007, respectively, payable to Buddle Findlay.

Rent expense – The Company subleases, on a month-to-month basis, its New Jersey office from Diligent Partners.  The lease for the New Jersey office, which requires a monthly rent of $4,450, expires in June 2010 and may be canceled at any time after June 2008 with six months notice.  In November 2008, the Company gave notice of its intent to terminate the lease for the New Jersey office.  Additionally, the Company and the Predecessor subleased office space in New York City from Diligent Partners through April 2008.  Rent expense paid for the year ended December 31, 2008, the three months ended December 31, 2007, and the nine months ended September 30, 2007 (Predecessor) was approximately $77,000, $31,000, and $79,000, respectively.

11)	Geographic information

The Company’s revenue, by geographic location of the customer, and long-lived assets located outside the United States are as follows:

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
Revenues:	2008	2007	2007
United States	$2,514,790	$488,464	$1,177,900
Foreign	415,912	26,639	32,170
Total	$2,930,702	$515,103	$1,210,070

	December 31,	December 31,
	2008	2007
Long-lived assets outside the United States, net	$278,973	$149,138

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

12)	Net loss and and diluted net loss per share

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Net loss	$(17,648,602)	$(3,670,056)	$(4,146,353)
Weighted average
shares outstanding	102,397,907	75,583,402	68,484,611

Net loss per share
(basic and diluted)	$(0.17)	$(0.05)	$(0.06)

Unvested restricted
common stock shares	2,119,000	1,929,000	-

In accordance with SFAS 128, Earnings Per Share, basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares.  Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, unvested restricted common shares.  Because the Company reported a net loss for all periods presented, all potential common shares attributable to unvested restricted stock have been excluded from the computation of the diluted net loss per share because the effect would have been anti-dilutive.  In accordance with SAB 83 and SAB 98, which require that nominal issuances of common stock in connection with an initial public offering be given retroactive treatment, the 68,484,611 shares issued to the members of LLC in connection with the Contribution Agreement, have been treated as outstanding for all periods presented.

13)	Stockholders’ equity

Initial capital contribution - On October 1, 2007 the Company entered into a Contribution Agreement with LLC whereby LLC transferred to the Company certain assets and liabilities related to the Boardbooks business in exchange for 68,484,611 shares of the Company’s common stock (See Note 4).  The assets and liabilities transferred to the Company were recorded at the Predecessor’s net book value.  The Company recorded the issuance of the shares to LLC at the initial public offering price of NZD1.00 (US$0.7663) per share, offset by a deemed dividend measured as the excess of fair value of the shares at the offering price over the Predecessor’s net book value.

Initial public offering, net – Pursuant to the prospectus dated November 8, 2007, the Company made its initial public offering on the NZX and raised NZD 24,000,000 ($16,371,180 net of listing costs totaling $2,020,020), through the issuance of 24,000,000 shares of common stock to investors.  The initial public offering was completed on December 12, 2007.

Conversion of debt to equity - On December 10, 2007, 7,515,389 shares of common stock were issued by the Company to various third party and related party debt holders in exchange for their debt in the amount of $5,636,543, including approximately $3,178,988 of debt assigned to the Company in connection with the Note (See Note 9) and $2,457,555 of debt assumed by the Company subsequent to its formation and in anticipation of the initial public offering.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Share-based compensation - On December 12, 2007, the Company awarded 4,000,000 shares of restricted common stock to selected employees, directors and consultants of the Company and its affiliates.  During 2008, 160,000 of these shares were forfeited.  In October 2008, the Company awarded an additional 600,000 shares of restricted stock to two officers (See Note 14).

Cancellation of shares - Pursuant to the Company's initial public offering, LLC was required to place 14,000,000 of the Company's common shares into escrow through December 31, 2008, at which time these shares would be delivered to the Company for cancellation if certain sales milestones were not met.  The Company did not meet these sales milestones, and accordingly, the 14,000,000 shares have been cancelled.

Issuance of preferred stock – On March 11, 2009, the Company issued 30,000,000 shares of newly created Series A preferred stock for US$0.10 per share (see Note 2).

14)	Benefit plans

Stock option and incentive plan - In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the Plan”) authorizing the granting of awards to selected employees, directors and consultants of the Company, and its affiliates in the form of incentive stock options, non-qualified stock options, and stock awards. The Plan is administrated by the Company's Board of Directors. The Company's Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the Plan.  The Plan authorizes the issuance of up to 10,000,000 shares of the Company’s common stock.

On November 8, 2007, the Company granted 4,000,000 shares of common stock to selected employees (3,064,000 shares), directors (200,000 shares) and consultants (736,000 shares) of the Company, and its affiliates. Of these shares, 2,071,000 shares were fully vested upon issuance on December 12, 2007, 160,000 shares were forfeited during 2008 and 1,769,000 shares vested on January 1, 2009, based on continued employment through that date. The fair value of the awards to employees was estimated to be NZD0.90(US$0.69) per share, which is the closing price of the Company's stock on December 12, 2007. The fair values of the awards to non-employees were closing prices on various measurement dates.

On October 23, 2008, the Company granted 600,000 shares of restricted stock to two officers in accordance with the terms of their employment agreements, which included 250,000 shares which vested immediately and 350,000 shares which vest at various times between February and May 2009, based on continued employment through those dates.  The estimated fair value of the shares at the award date was measured using the closing price of NZD 0.25 (US$0.14) per share on the date of grant.

During the three months ended December 31, 2007, compensation costs totaling $1,782,219 were recognized, of which, $1,176,541 related to employees, $137,934 to directors, and the remaining $467,744 to consultants. For the year ended December 31, 2008, $920,783 was recognized as share-based compensation expense, net of forfeitures.  Total unrecognized compensation cost related to non-vested restricted stock at December 31, 2008 is $23,099 and is expected to be recognized through May 2009.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

A summary of restricted stock activity related to the Company’s employees, directors and consultants follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested Shares at October 1, 2007	-	$-
Granted	4,000,000	0.69
Vested	(2,071,000)	0.69
Forfeited	-	-
Nonvested Shares at December 31, 2007	1,929,000	0.69
Granted	600,000	0.14
Vested	(250,000)	0.14
Forfeited	(160,000)	0.69
Nonvested Shares at December 31, 2008	2,119,000

Of the nonvested shares at December 31, 2008, 1,769,000 became fully vested on January 1, 2009.

No stock options have been granted under the Plan.

401(k) plan – On January 1, 2008 the Company adopted a defined contribution plan in the form of a qualified 401(k) plan (“the 401(k) Plan”), in which substantially all US employees are eligible to participate.  The Company makes no matching contributions under the 401(k) Plan.

15)	Commitments and contingencies

Operating leases – In April 2008, the Company entered into an operating lease agreement for its office space in New York City for seven years, which requires an annual base rent of $210,000, with an escalation clause.  The rental expense for the year ended December 31, 2008 was approximately $189,000.

In February 2008, DBMS NZ renewed an operating lease agreement for office space in Christchurch, New Zealand for 18 months.  The terms of the lease require an annual rent of NZD 84,453 ($49,264 at December 31, 2008).  The rental expense for the year ended December 31, 2008 was NZD 84,233 ($60,032).

The Company or its consolidated subsidiaries have entered into several other property leases requiring annual rentals of approximately $110,000, for terms expiring at various times through July 2012.

The lease agreements require security deposits in the amount of $246,685 at December 31, 2008.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

The following is a schedule of future minimum lease payments as of December 31, 2008:

Year ending December 31	2009	$312,780
	2010	261,369
	2011	268,004
	2012	258,088
	2013	241,675
	2014 and thereafter	311,613
		$1,653,529

Employment contracts – In August 2008, the Company entered into employment contracts with two of its officers which provide for one year contracts in the amount of $476,000 in the aggregate.  These employment contracts also provide for grants of stock, subject to certain vesting requirements, which were granted in October 2008 (See Note 14).

Warranties and indemnification – The Company’s service is warranted to perform in a manner materially consistent with its marketing and training materials, specifications and technical information provided to users.  The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations.

The Company has also agreed to indemnify its directors and officers to the fullest extent allowed under Delaware law for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s services as a director or officer of the Company, or arising as a result of that person serving at the request of the Company as a director, officer, employee or agent of another enterprise.  The Company maintains director and officer insurance coverage that should enable the Company to recover a portion of any future amounts paid.

Litigation – In November 2008, Wakefield Associates law firm sent a letter to the Company's shareholders seeking contributions towards the costs of pursuing a class action lawsuit against the Company, McDouall Stuart (lead organizing broker in the Company's New Zealand IPO) and the Company's Board of Directors.  The letter claims that losses have been suffered by investors due to the failure to disclose former Diligent director Brian Henry's involvement in the 1980s with EnergyCorp, a New Zealand company that collapsed approximately 20 years prior to the IPO, in the IPO offering document.  In December 2008, Wakefield Associates made a demand for repayment of the subscription price paid (NZD1.00) by shareholders the firm purported to represent.  The Company, in consultation with its legal advisors, has concluded that the allegations contained in the letter have no legal merit and intends to defend them vigorously.

16)	Income taxes

The Predecessor operated as a partnership under Federal, New Jersey and New York State income tax law.  No provision or liability for income taxes has been recorded since the members/partners are taxed on their proportionate share of income, and the New York City Unincorporated Business Tax is not significant to the financial statements.

No provision (benefit) for U.S. income taxes has been recorded in the accompanying consolidated financial statements for the periods ended December 31, 2008 and December 31, 2007 as a result of the Company's net operating losses.  Net operating loss carryforwards of U.S. income taxes for 2008 and 2007 are $9.9 million and $3.3 million, which expire in 2028 and 2027, respectively.  The Company’s UK subsidiary has net operating loss carryforwards of approximately £574 thousand, which may be carried forward indefinitely.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

The significant components of income (loss) before income taxes and the consolidated income tax provision are as follows:

	Year	Three Months
	ended	ended
	December 31,	December 31,
	2008	2007
Income (loss) before income taxes:
Domestic	$(16,543,217)	$(3,670,056)
Foreign	(1,072,587)	-
Total	$(17,615,804)	$(3,670,056)

Income tax expense (benefit)
Federal	$-	$-
Foreign	32,798	-
Total	$32,798	$-

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year	Three Months
	ended	ended
	December 31,	December 31,
	2008	2007

Federal tax (benefit) at 34% statutory rate	$(5,624,694)	$(1,247,819)

State income taxes, net of federal benefit	(1,819,754)	(220,203)

Foreign income taxes	32,798

Tax effect of:
Meals and entertainment	8,310	2,617
Share-based compensation	376,554	141,565
Bad debt expense	3,206	-
Note impairment loss	2,610,000	-
Operating loss carryforwards	4,446,378	1,323,840
Income Taxes (benefit)	$32,798	$-

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Deferred taxes are as follows:

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2008	2007
Deferred tax asset (liability), non-current
Share-based compensation	$72,521	$141,565
Bad debt expense	3,206	-
Note impairment loss	2,610,000	-
Net Operating Loss Carryforwards	5,292,960	1,323,840
Valuation Allowance	(7,978,687)	(1,465,405)
Total	$-	$-

Management has provided a valuation allowance of $7,978,687 and $1,465,405 as of December 31, 2008 and 2007, respectively, for certain deferred tax assets because they have no basis to conclude it is more likely than not that the related deferred tax assets will be realized.

The Company adopted the provisions of FIN 48 on October 1, 2007 (inception).  As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company’s financial statements.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the tax years ended December 31, 2008 and 2007 are open for examination by the Federal and State taxing jurisdictions.

17)	Financial instruments

Interest rate risk - Interest rate risk is the risk that market interest rates will change and impact Diligent’s financial results by affecting the rate of interest charged or received by the Company.  It is not expected that changes in interest rates will materially affect the Company’s results of operations.

Currency rate risk - The Company is subject to currency rate risk primarily from export sales to Canada, Europe, Australia and New Zealand, and from cash balances maintained in foreign currencies.  The Company has not entered into forward contracts or other currency hedges.

Liquidity risk – The Company expects that its cash and cash equivalents, including the $3 million received in March 2009 in exchange for 30 million shares of preferred stock, will be adequate through approximately the third quarter of 2010.  Particularly in light of current economic conditions, the Company intends to manage liquidity risk by continuously monitoring forecasted and actual cash flows and matching the maturity profiles of financial assets and liabilities.  The primary uncertainty concerning our capital needs pertains to our ability to achieve the expected sales growth in a timely manner such that recurring revenues exceed operating expenditures prior to the depletion of capital.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Concentrations of credit and other risks - The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures.  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  One customer accounted for 10.5% of the accounts receivable balance at December 31, 2008; no single customer accounted for 10% or  more of the accounts receivable balance at December 31, 2007.  No single customer generated more than 10% of revenue for any period presented.

The Company maintains its cash balances with high credit quality banking institutions in the United States, New Zealand and Great Britain. At times the balances may be in excess of the insurance limits at a particular bank.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with our offshore offering on the New Zealand Stock Exchange, we used KPMG, Wellington, New Zealand as our independent accountants.

On August 14, 2008 the Audit Committee appointed Holtz Rubenstein Reminick LLP as our independent registered public accounting firm for the financial statements presented in this Form 10-K.

We have had no disagreements with our accountants on any financial or accounting disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)  and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Form 10-K, were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

 ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

Securities authorized for issuance under equity compensation plans.

As of December 31, 2008, no shares of common stock are issuable by us upon the exercise of options, warrants and rights under any equity compensation plan, except as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	5,560,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as a part of this Report:

1)
Financial Statements: The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

2)	Financial Statement Schedules:

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

3)	Exhibits: See “Index to Exhibits.”

b.	Exhibits. The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

c.	Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2009	DILIGENT BOARD MEMBER SERVICES, INC.

	By:	/s/ Hunter Cohen
Hunter Cohen, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hunter Cohen and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ Alessandro Sodi		March 27, 2009

Alessandro Sodi	Chief Executive Officer, President, Director

/s/ Sharon Daniels		March 27, 2009

Sharon Daniels	Chief Marketing Officer, Director

/s/ Peter Huljich		March 27, 2009

Peter Huljich	Director

/s/ Rick Bettle		March 27, 2009

Rick Bettle	Director

/s/ Mark Russell		March 27, 2009

Mark Russell	Director

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
3.1[3]	Amended and Restated Certificate of Incorporation

3.2[1]	Amended and Restated Bylaws

4.1[1]	Form of common stock certificate

10.1[1]	Contribution Agreement dated October 1, 2007 between Diligent Board Member Services, LLC and Diligent Board Member Services, Inc.

10.2[1]	Shareholder Restriction Deed dated November 1, 2007 among Diligent Board Member Services, Inc., Diligent Board Member Services, LLC and McDouall Stuart Securities Limited

10.3[1]	Escrow Agreement dated November 7, 2007 among UMB Bank, N.A., Diligent Board Member Services, Inc. and Diligent Board Member Services, LLC

10.4[1]	Promissory Note and Security Agreement dated October 1, 2007 in the principal amount of $6,800,000 given by Diligent Board Member Services, LLC to the order of Diligent Board Member Services, Inc.

10.5.1[1]	Limited Pledge of Collateral for Loan dated February 18, 2008 given by Services Share Holding, LLC (f/k/a Diligent Board Member Services, LLC) to Diligent Board Member Services, Inc.

10.5.2	Amendment to Limited Pledge of Collateral for Loan dated January 14, 2009 given by Services Share Holding, LLC to Diligent Board Member Services, Inc.

10.5.3	Limited Pledge of Collateral for Loan dated January 14, 2009 given by Corcoran Consulting, LLC to Diligent Board Member Services, Inc.

10.6[1]	2007 Stock Option and Incentive Plan of Diligent Board Member Services, Inc.

10.7[1]	Form of Restricted Stock Award Agreement for restricted stock awards under the 2007 Stock Option and Incentive Plan

10.8[2]	Service Agreement dated May 29, 2008 between Diligent Board Member Services, Inc. and Sugar International Limited

10.9[3]	Stock Purchase Agreement dated February 13, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC

10.10[3]	Investor Rights Agreement dated March 11, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC

21	Subsidiaries

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

1 Filed with the Original Form 10 Filing on April 30, 2008.

2 Filed with Amendment No. 3 to Form 10 Filing on February 12, 2009.

3 Filed with Form 8-K Filing on March 13, 2009.