Form 10-K/A
period 2008-12-31
Diligent Board Member Services, Inc.
filed 2009-05-14
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

A mendment No. 1

to

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

The number of shares of the registrant’s common stock outstanding as of March 17, 2009 was 90,440,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)	Proxy Statement for the Annual Meeting to be held May 29, 2009, New Zealand Time.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 30, 2009 (the "Original Filing"). This Form 10-K/A is being filed to:

(1) Revise Item 5 to include the exemption from registration under the Securities Act of 1933 used in connection with our sale of securities in October 2008 and March 2009;

(2) Revise Item 7 regarding the discussion of Results of Operations to delineate our 2007 results between the first nine months when our business was conducted by our predecessor and the last three months when our business was conducted by us, rather than discussing 2007 on a combined basis, and to provide additional detail in the Liquidity and Capital Resources section regarding our cash flow forecast, and related information in footnotes of the financial statements;

(3) Revise the signature page to include additional information regarding capacity in which our officers are signing the document; and

(4) Revise Exhibits 31.1 and 31.2 to conform the certifications to the exact form prescribed by Item 601(b)(31) of Regulation S-K by deleting the certifying person's title at the beginning of the certification.

The following sections in this report have been amended as a result of the restatement:

Part I-Item 5: Business

Part II-Item 7: Results of Operations; and

Part IV-Item 15. Exhibits and Financial Statement Schedules.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety. However, this Form 10-K/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing.

Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on March 30, 2009.

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

Development Timeline

The paragraphs below provide a general timeline of the development of the Diligent Boardbooks system:

•
The Diligent Boardbooks Concept (1998-2001) . We began developing components of the Diligent Boardbooks system starting in 1998.  In 2001,SunAmerica Funds requested a solution to automate the management of its board meeting papers.  With this request, the founders of DBMS LLC launched the Diligent Boardbooks concept and produced and tested a working concept that was licensed to AIG.

•
Diligent Boardbooks Delivery and Development (2000-2002) .  The development process took more than three years to create the first commercially viable version of Diligent Boardbooks. The founders of DBMS LLC made this investment foreseeing the end product could become an extremely valuable licensing opportunity for DBMS LLC.

•
Diligent Boardbooks Testing (2002-2004) .  With SunAmerica Funds as an anchor client, DBMS LLC spent a year getting other major accounts to buy licenses in a market that had yet to deal with the implications of the Sarbanes-Oxley Act.  These clients had to be “seasoned” (a term we use to describe the time an account takes to become a “paying, satisfied Boardbooks client”) for years in many cases prior to them having the comfort to move their board materials on to our servers.

•
Building Credentials (2004-2006) .  After “seasoning” the anchor accounts we began establishing our own credentials. Our marketing group produced credential style marketing materials featuring the initial test license accounts.

•	Scaling (2006-2007) . Before undertaking an international rollout of a large licensing sales force, we tested several key growth assumptions relating to scaling the Diligent Boardbooks service.

•
Roll-out (2007-2008) .  The roll-out of a sales force commenced in 2007 and by the end of the 3rd quarter our sales force had increased from 3 to 23 full time salespeople, which was subsequently reduced to 18 following performance evaluations. As of the date of this filing, a 4th quarter general workforce reduction, due to a difficult worldwide economic climate, further reduced the sales force to 10.

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

Our Product Strengths

Established Brand ..  We compete against several competitors within the board portal industry.  Notably however, we began development in early 2001 while many of our competitors remain at a much earlier stage of development.

Ease of Use .  In an article published in The Wall Street Journal on October 23, 2006, the author commented that “The portal from Diligent Board Member Services may be the easiest to use.  The Diligent layout looks like a paper book.  A binding coil and divider tabs are drawn onto the screen and directors “flip” pages with the click of a mouse.” This “ease of use” has been one of the many key elements to Diligent Boardbooks' popularity among executives with little time to learn a new system.

Flexible Online and Offline Viewing .  Diligent Boardbooks may be viewed online via the Internet or offline on the user’s computer.  The offline version of Diligent Boardbooks allows a user to download a secure encrypted database of their own corporation’s entire Diligent Boardbooks database.  This allows meetings to be run off-site without an Internet connection.  The same book-like interface is used to view offline as well as online.  This system is secured through high-level security and encryption technology.

Additionally, when paper copies are requested, Diligent Boardbooks has a “Print Book” feature that allows directors to print the entire collated Boardbook complete with page numbers, agenda-related footers and more.  This feature is controlled by the user, allowing a page, a tab or a whole book to be printed.  This is a password-specific functionality controlled by the users.

Offline Synchronization ..  The main distinction between Diligent Boardbooks and other systems is that Diligent Boardbooks maintains a single copy and does not download information that has already been downloaded, making synchronization an efficient and rapid process.  Accordingly, there is no risk of having multiple copies or outdated documents floating on the computer desktop.

Regular Upgrades ..  The Diligent Boardbooks software is regularly updated by our software development team.  Updates are applied automatically and users receive the benefit of enhanced functionality without the inconvenience of software reinstallation.

Application Security ..  We designed a powerful and secure triple redundant network to promote absolute protection and availability of client data.  Primaries, secondaries and fail-over servers and systems are located in geographically diverse locations for application and data delivery security.  An automated intrusion detection system blocks malicious activity and reverse proxy authentication provides another barrier of protection for sensitive data. For complete security, each individual Diligent Boardbooks user has a distinct user name and password that is required to access the Diligent Boardbooks site.  All data is encrypted.

We are SAS 70 – Series II Audited (Statement on Auditing Standards – Service Organizations).  This means our licensed client base can be assured that their most intimate corporate information is secure.

Global Support ..  We serve the highest level officers of some of the largest companies in the world.  To assist with completely meeting the expectations of these directors and their key employees, we have staff and contractors in four countries.  Our support team is trained to work with its high-level clients to solve any problem a user might encounter.  This high level of support is a core competency that has helped to ensure successful implementation and retention for over 170 companies and approximately 4,500 users to date, while keeping client attrition rates to less than five percent per year.

Full Management and Implementation Team .  We provide personalized and high quality account management and implementation to our clients.  Each client has a dedicated team that includes an assigned day-to-day account manager, an assigned security engineer and an assigned executive.

Rapid, Cost Effective Deployment .  Diligent Boardbooks can be rapidly deployed for use within an organization.  Once a company chooses to use Diligent Boardbooks, it can begin to realize the benefits almost immediately.  Director training typically takes less than 45 minutes and full product administration training less than 10 hours.  We consider this a very important distinguishing factor relative to key competitors whose systems can take considerably longer to implement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOT E OF SECURITY HOLDERS

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

Equity Compensation Plan Information

As of December 31, 2008, no shares of common stock are issuable by us upon the exercise of options, warrants and rights under any equity compensation plan, except as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation
plans approved by	-	-	5,560,000
security holders

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

On October 23, 2008, we issued 600,000 shares of our common stock to our CFO and General Counsel pursuant to written agreements under our 2007 Stock Option and Incentive Plan pursuant to the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933.  As of the date of this filing, 100,000 of these shares are subject to a substantial risk of forfeiture based on continued service requirements, that lapses in May 2009.

On March 11, 2009, we issued 30,000,000 shares of newly created Series A Preferred Stock to Spring Street Partners, L.P. and Carroll Capital Holdings, LLC for US$0.10 per share.  The Series A Preferred Stock was issued pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 (based on the issuance not involving any public offering and the shares being issued solely to accredited investors).  The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend may (at Diligent’s option) be paid on the first business day of each calendar year for the prior year either in cash or in kind by the issue of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share.  The 11% annual dividend on the Preferred Shares will rank ahead of the declaration or payment of any dividends on Diligent’s common stock (ordinary shares).  In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro rata in any dividend paid on Diligent’s common stock.  The Preferred Shares will be convertible at any time at the option of the holders into Diligent common stock on a one-for-one basis based on a conversion price of US$0.10 per share.

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

Statement of Financial Accounting Standards (SFAS) 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers.  To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs.  SFAS 2, “ Accounting for Research and Development Costs,” establishes accounting and reporting standards for research and development.  In accordance with SFAS 2, costs we incur to enhance products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of operations.

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

Share-based compensation incurred in 2007 and 2008 consists of stock issued to employees and contractors for services rendered.  In accordance with SFAS 123(R), Share-Based Payment , Diligent measures the cost of employee services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to Diligent in exchange for the award.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48)  Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 . FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses recognition and derecognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of October 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements .  This standard defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP No. 157-3,  Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active . FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections . The Company adopted FSP No. 157-3 on October 10, 2008 and it did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 , which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 ..  This Statement changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements , which is effective for fiscal years beginning after December 15, 2008.  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The Company does not believe the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ..  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This statement does not apply to a combination between entities or businesses under common control.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is not permitted.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets . The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets . The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not believe the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . The Company does not believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

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

Results of Operations

Comparisons of the Years Ended December 31, 2008, the Three Months ended December 31, 2007 and the Nine Months Ended September 30, 2007

Revenues

The Company’s total revenues were $2.9 million for the year ended December 31, 2008 compared to $0.5 million for the three months ended December 31, 2007 and $1.2 million for the nine months ended September 30, 2007.  The sales for the three months ended December 31, 2007 show an increase over the average quarterly sales for the nine months ended September 30, 2007.  Sales continued to grow in 2008, with the rate of sales growth for year ended 2008 compared with the fourth quarter of 2007 on an annualized basis increasing 42%.  The increase in revenues in 2008 is due to the increase in our worldwide sales force.  After our initial public offering in December 2007, we significantly expanded our sales force.  While the total number of sales people was reduced in the last quarter of 2008 (see Selling and Marketing Expenses below), the fully trained sales force increased from 5 to 10 at December 31, 2007 and 2008, respectively.

The cumulative number of licenses increased to 174 at December 31, 2008 from 74 at December 31, 2007 and 57 at September 30, 2007.

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of revenues were $1.9 million, $0.3 million and $0.9 million for the year ended December 31, 2008, the three months ended December 31, 2007 and the nine months ended September 30, 2007, respectively.  Staffing costs for account management, customer support and IT services increased significantly in 2008, to $1.3 million for the year ended December 31, 2008 from $0.2 million for the three months ended December 31, 2007 and $0.6 million for the nine months ended September 30, 2007.  Non-employee IT-related costs for our hosting activities increased to over $0.1 million for the year ended December 31, 2008 from only $17 thousand for the three months ended December 31, 2007 and $38 thousand for the nine months ended September 30, 2007.  Additionally, our IT services costs in Canada and the UK increased to over $0.1 million for the year ended December 31, 2008 from $16 thousand for the three months ended December 31, 2007 and $2 thousand for the nine months ended September 30, 2007.

Selling and Marketing Expenses

Selling and marketing expenses were $6.2 million, $0.9 million and $1.1 million for the year ended December 31, 2008, the three months ended December 31, 2007 and the nine months ended September 30, 2007, respectively.  Subsequent to our initial public offering at the end of 2007, we significantly increased our sales and marketing efforts.  This resulted in an increase in our sales force, which peaked to 23 at September 30, 2008, from 17 at December 31, 2007 and 4 at September 30, 2007.  Our sales force was subsequently reduced to 10 at December 31, 2008, all of whom are fully trained.  Salaries, benefits and commissions for our sales force accounted for the most significant portion of this increase, and were approximately $2.8 million, $0.3 million and $0.1 million for the year ended December 31, 2008, the three months ended December 31, 2007 and the nine months ended September 30, 2007.  Marketing expenses also increased, to $0.8 million for the year ended December 31, 2008 from $0.1 million each for the three months ended December 31, 2007 and the nine months ended September 30, 2007.  Travel, training and sales office expense for our increased sales force were $0.4 million, $26 thousand and $55 thousand for the year ended December 31, 2008, the three months ended December 31, 2007 and the nine months ended September 30, 2007.  Additionally, our worldwide marketing strategy resulted in an increase in our foreign selling and marketing expenses, to $1.5 million for the year ended December 31, 2008 from $0.4 million for the three months ended December 31, 2007 and $0.1 million for the nine months ended September 30, 2007.  These increases were offset by a decrease in outside contractor expenses as we built our internal sales and marketing teams, to $0.3 million for the year ended December 31, 2008 from $0.1 million for the three months ended December 31, 2007 and $0.5 million for the nine months ended September 30, 2007.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the year ended December 31, 2008, compared to $2.5 million for the three months ended December 31, 2007 and $1.9 million for the nine months ended September 30, 2007.  General and administrative expenses in 2008 and the last quarter of 2007 include $0.9 million and $1.8 million, respectively, of share-based compensation expense relating to stock awards made to employees and non-employees under the Company’s 2007 Stock Option and Incentive Plan.

General and administrative expenses, excluding share-based compensation, were $4.5 million, $0.7 million and $1.9 million for the year ended December 31, 2008, the three months ended December 31, 2007 and the nine months ended September 30, 2007, respectively.  General and administrative expenses for the three months ended December 31, 2007 were consistent with the level of expenses for the prior nine months of 2007, however they increased significantly in 2008.  This increase is due primarily to the increased compliance costs associated with becoming a publicly-traded company at the end of 2007, and included approximately $1.4 million of additional legal and accounting services, director fees, and travel costs in 2008.  Additionally, the increase in our staffing levels has resulted in increased costs, for office rentals and related overhead, of over $0.3 million.

Research and Development Expenses

Research and development expenses were $1.0 million in 2008 compared to $0.3 million for the three months ended December 31, 2007 and $0.9 million for the nine months ended September 30, 2007.  This represents a slight decrease in the annual level of research and development expenses, resulting from the achievement of certain key product enhancements.

Depreciation and Amortization

Depreciation and amortization increased to $0.3 million for the year ended December 31, 2008 from $25 thousand for the three months ended December 31, 2007 and $55 thousand for the nine months ended September 30, 2007.  This is attributable to purchases of property and equipment of $0.9 million and $0.2 million during the year ended December 31, 2008 and the three months ended December 31, 2007, respectively, consisting principally of computer software, computer equipment and leasehold improvements.

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

Interest Income (Expense), net

Net interest income of $0.6 million for the year ended December 31, 2008 and $40 thousand for the three months ended December 31, 2007 includes $0.3 million and $25 thousand, respectively, of interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which were interest-bearing.  Prior to the formation of the successor Company and its initial public offering in December 2007, the Predecessor financed its operations primarily through short and long-term borrowings.  Accordingly, the interest expense of $0.4 million during the nine months ended September 30, 2007 is attributable to the cost of these borrowings.

Foreign Exchange Loss

Our functional currency is the U.S. dollar.  As a worldwide company, certain of our revenues and expenses are denominated in foreign currencies, which are recorded at the approximate rates of exchange in effect at the transaction dates.  Assets and liabilities resulting from these transactions are translated at the exchange rates in effect at the balance sheet dates, with differences recorded as foreign exchange gains or losses in the statements of operations.  Additionally, during 2008, the parent Company maintained significant cash balances in foreign currencies, primarily in NZD and, to a lesser extent, GBP.  The foreign exchange losses of $0.6 million, $0.1 million and $4 thousand for the year ended December 31, 2008, the three months ended December 31, 2007 and the nine months ended September 30, 2007, respectively, are a result of unfavorable movements in the rates of exchange between the US dollar and NZD and between the US dollar and GBP.

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

On March 11, 2009, the Company secured $3 million of financing from Spring Street Partners, L.P. and Carroll Capital Holdings, LLC, who collectively purchased 30 million shares of newly-created Series A Preferred Stock for $0.10 per share.  As discussed in the following paragraph, at the current level of reduced expenses, coupled with current sales growth forecasts, management believes this funding will be sufficient to support sales growth and achieve cash flow breakeven by approximately the third quarter of 2010.

The cash receipts for the Company, consisting of payments for recurring license fees, new license fees and installation fees, are projected to be approximately $5.3 million for 2009 and its operating cash expenditures are projected to be approximately $8.9 million.  Cash capital expenditures, net of operating lease proceeds, plus financing costs, and non-operating expenses, are projected to be approximately $300 thousand for 2009 and cash received for interest and other income is projected to be approximately $400 thousand.  This forecast results in a cash burn rate for 2009 of approximately $3.5 million (compared to $12.4 million for 2008).  With the cash balances of $1.3 million at December 31, 2008 and the financing of $2.9 million (net) secured in March 2009, the Company’s projected cash balances at December 31, 2009 would be approximately $700 thousand.

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

	Successor		Predecessor
	Year ended December 31, 2008	Three Months ended December 31, 2007	Nine Months ended September 30, 2007

Cash flows provided by (used in):
Operating activities	$(11,298,122)	$(1,303,496)	$(4,007,712)
Investing activities	(782,891)	(277,117)	(8,958)
Financing activities	(308,675)	15,255,693	4,126,317

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

Net Cash Flows from Investing Activities

The increase in cash used in investing activities in 2008 and the three months ended December 31, 2007 is primarily due to the Company’s increased investment in property and equipment subsequent to our initial public offering.  The $0.9 million and $0.2 million of property and equipment acquired during the year ended December 31, 2008 and the three months ended December 31, 2007, respectively, consists principally of computer software, computer equipment and leasehold improvements.

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

ITEM 8.  FINANCIAL STATEME NTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	24

Consolidated Statements of Operations for the year ended December 31, 2008 and the three months ended December 31, 2007 and of Predecessor for the nine months ended September 30, 2007	25

Consolidated Statements of Changes in Stockholders’/Members’ Equity (Deficit) and Comprehensive Loss for the year ended December 31, 2008 and the three months ended December 31, 2007 and of Predecessor for the nine months ended September 30, 2007	26

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the three months ended December 31, 2007 and of Predecessor for the nine months ended September 30, 2007	27

Notes to Consolidated Financial Statements	29

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

Predecessor
						Accumulated	Total
		Common	Additional			Other	Stockholders'/
	Common	Stock	Paid-in-	Members'	Accumulated	Comprehensive	Members'
	Shares	$.001 Par Value	Capital	Capital	Deficit	Income (Loss)	Equity/(Deficit)
Balance at December 31, 2006	-	$-	$-	$(1,094,436)	$-	$-	$(1,094,436)
Net loss and comprehensive loss	-	-	-	(4,146,353)	-	-	(4,146,353)
Balance at September 30, 2007	-	$-	$-	$(5,240,789)	$-	$-	$(5,240,789)

Successor

Balance at September 30, 2007	-	$-	$-	$-	$-	$-	$-
Net loss and comprehensive loss	-	-	-	-	(3,670,056)	-	(3,670,056)
Initial capital contribution	68,484,611	68,485	52,411,272	-	-	-	52,479,757
Deemed dividend, in excess of Predecessor basis	-	-	(52,411,272)	-	-	-	(52,411,272)
Initial public offering, net at NZD1.00 (US$0.7663) per share	24,000,000	24,000	16,347,180	-	-	-	16,371,180
Conversion of debt to equity, at US$0.75 per share	7,515,389	7,515	5,629,028	-	-	-	5,636,543
Share-based compensation	4,000,000	4,000	1,778,219	-	-	-	1,782,219
Balance at December 31, 2007	104,000,000	104,000	23,754,427	-	(3,670,056)	-	20,188,371
Net loss	-	-	-	-	(17,648,602)	-
Foreign exchange translation adjustment	-	-	-	-	-	(20,045)
Total comprehensive loss	-	-	-	-	-	-	(17,668,647)
Write off related party receivable	-	-	(70,700)	-	-	-	(70,700)
Share-based compensation, net of forfeitures	440,000	440	920,343	-	-	-	920,783
Cancellation of shares	(14,000,000)	(14,000)	14,000	-	-	-	-
Balance at December 31, 2008	90,440,000	$90,440	$24,618,070	$-	$(21,318,658)	$(20,045)	$3,369,807

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Cash flows from operating activities:
Net loss	$(17,648,602)	$(3,670,056)	$(4,146,353)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment loss on note receivable from affiliate	5,800,000	-	-
Depreciation and amortization	278,295	25,411	54,800
Allowance for doubtful accounts	7,125	-	-
Share-based compensation	920,783	1,782,219	-
Accrued interest receivable	(346,559)	(25,219)	-
Other non-cash charges	-	-	8,915
Changes in operating assets and liabilities:
Accounts receivable	(105,520)	(96,871)	(100,710)
Prepaid expenses and other current assets	(110,965)	143,482	(235,503)
Restricted cash - security deposits	(202,944)	8,877	(27,618)
Accounts payable and accrued expenses	(264,465)	531,238	351,018
Deferred revenue	374,730	(2,577)	87,739
Net cash used in operating activities	(11,298,122)	(1,303,496)	(4,007,712)
Cash flows from investing activities:
Redemption/(purchase) of term deposit, net	18,630	(76,780)	-
Cash acquired in acquisition, net of purchase price	83,593	-	-
Purchase of property and equipment	(885,114)	(200,337)	(8,958)
Net cash used in investing activities	(782,891)	(277,117)	(8,958)
Cash flows from financing activities:
Cash paid for note receivable from affiliate	(100,000)	(3,699,290)	-
Repayments of short-term borrowings, net	-	-	(26,059)
Proceeds from long-term debt, net	-	-	180,541
(Repayments)/proceeds from due to affiliates	(103,319)	152,897	3,938,141
Cash proceeds from loan, converted to equity	-	2,457,555	-
Proceeds from common stock issuance, net	-	16,371,180	-
Payments of obligations under capital leases	(105,356)	(26,649)	33,694
Net cash (used in) provided by financing activities	(308,675)	15,255,693	4,126,317
Effect of exchange rates on cash and cash equivalents	(20,045)	-	-
Net (decrease) increase in cash and cash equivalents	(12,409,733)	13,675,080	109,647
Cash and cash equivalents at beginning of period	13,675,080	-	8,506
Cash and cash equivalents at end of period	$1,265,347	$13,675,080	$118,153

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows (Continued)

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$38,356	$10,010	$355,583
Income taxes	$24,750	$-	$-
Supplemental disclosure of noncash investing and financing activities:
Net book value of assets and liabilities received in exchange for common stock, net of demand note payable	$-	$68,485	$-
Increase in note receivable from affiliate in exchange for liabilities assumed	$-	$3,178,988	$-
Conversion of debt to equity	$-	$5,636,543	$-
Share-based compensation	$920,783	$1,782,219	$-
Property and equipment acquired under capital leases	$-	$99,313	$88,317
Conversion of interest to loan principal	$346,559	$25,219	$-
Transfer of net assets from entity under common control	$-	$-	$745,345
Cashless repayment of loans by officers from bonus awards	$126,767	$-	$-
Write off of related party receivable charged to equity	$70,700	$-	$-

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

In March 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for US$0.10 per share, for an aggregate of $3,000,000 in additional capital.  Expenses relating to the share issuance were approximately $139,000.  The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company’s option) be paid either in cash or in kind by the issuance of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share.  The 11% annual dividend on the Preferred Shares will have preference over the declaration or payment of any dividends on the Company’s common stock (ordinary shares).  In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro-rata in any dividend paid on the Company’s common stock.  The Preferred Shares will be convertible at any time at the option of holders into the Company’s common stock on a one-for-one basis at a conversion price of US$0.10 per share.

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

The note receivable from affiliate, due from LLC, provides for seven quarterly interest payments of approximately $90 thousand each due from April 1, 2009 through October 1, 2010, and a $7,161,791 principal payment due October 1, 2010.  This note was collateralized with 25 million shares of Diligent common stock at December 31, 2008.  The Company believes that collection of the note receivable is dependent upon, and limited to, the amount of cash that LLC can receive from the sale of the underlying collateral as payments become due and has recorded an impairment loss on the note (see Note 9).  Although management believes a portion of the principal will be collected when due in October 2010, with the exception of interest payments due under the note, the Company has not included the collection of the note receivable in its liquidity planning.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Internal-use software – The Company accounts for internal-use software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use , which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.  Internal use software is included in property and equipment.

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

Impairment of long-lived assets – In accordance with Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets , the Company periodically reviews the carrying amounts of its tangible and intangible assets to determine whether events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.  An impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48)  Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 . FIN 48 clarifies the criteria that must be met for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. This Interpretation also addresses recognition and derecognition of related penalties and interest, classification of liabilities and disclosures of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of October 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company.

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

Share-based compensation – In accordance with SFAS 123(R), Share-Based Payment , the Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award.

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

Segment reporting – SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information , establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, management believes that the Company operates in one segment.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements .  This standard defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP No. 157-3,  Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active . FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example of key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 was effective on October 10, 2008, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154,  Accounting Changes and Error Corrections . The Company adopted FSP 157-3 on October 10, 2008, and it did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 , which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 .  This Statement changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements , which is effective for fiscal years beginning after December 15, 2008.   EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The Company does not believe the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations .  SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This statement does not apply to a combination between entities or businesses under common control.  SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is not permitted.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets . The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets . The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not believe the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . The Company does not believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

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

The loan bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  LLC has elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, in which case they are added to the principal balance and bear interest from the date the payment was due. The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  It is secured by 25,000,000 shares of the Company’s stock which have been pledged as collateral by members of LLC.

At December 31, 2008 and 2007, the contractual outstanding loan balance was $7,161,791 (including accrued interest of $371,778) and $6,715,232 (including accrued interest of $25,219), respectively.  In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan , the Company has evaluated the collectability of the loan and determined that at December 31, 2008 it is probable that the Company will be unable to collect all amounts contractually due under the Note.  This conclusion is principally based on the deterioration in the value of the underlying collateral and the worsening economic environment.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

10)           Related party transactions

Loans to director and officer – In April 2008, the Company made loans to two officers, one of whom was also a Director, in the amount of NZD 218,000 (US$145,843), which were non-interest bearing.  These loans were made prior to the time that the Company was subject to the requirements of Sarbanes Oxley §402, which prohibits such loans to officers, but were outstanding at the time the Company filed its initial registration statement on Form 10 with the SEC; therefore the Company was in violation of Sarbanes Oxley §402 at that time.  These loans were repaid with officers’ bonuses in October 2008 when the Company became aware of the prohibition.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

11)	Geographic information

The Company’s revenue, by geographic location of the customer, and long-lived assets located outside the United States are as follows:

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Revenues:
United States	$2,514,790	$488,464	$1,177,900
Foreign	415,912	26,639	32,170
Total	$42,930,702	$515,103	$1,210,070

	December 31,	December 31,
	2008	2007
Long-lived assets outside the United States, net	$278,973	$149,138

12)           Net loss and and diluted net loss per share

	Successor		Predecessor
	Year	Three months	Nine months
	ended	ended	ended
	December 31,	December 31,	September 30,
	2008	2007	2007
Net loss	$(17,648,602)	$(3,670,056)	$(4,146,353)
Weighted average shares outstanding	102,397,907	75,583,402	68,484,611

Net loss per share (basic and diluted)	$(0.17)	$(0.05)	$(0.06)

Unvested restricted common stock shares	2,119,000	1,929,000	-

In accordance with SFAS 128, Earnings Per Share , basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares.  Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, unvested restricted common shares.  Because the Company reported a net loss for all periods presented, all potential common shares attributable to unvested restricted stock have been excluded from the computation of the diluted net loss per share because the effect would have been anti-dilutive.  In accordance with SAB 83 and SAB 98, which require that nominal issuances of common stock in connection with an initial public offering be given retroactive treatment, the 68,484,611 shares issued to the members of LLC in connection with the Contribution Agreement, have been treated as outstanding for all periods presented.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

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

On November 8, 2007, the Company granted 4,000,000 shares of common stock to selected employees (3,064,000 shares), directors (200,000 shares) and consultants (736,000 shares) of the Company, and its affiliates. Of these shares, 2,071,000 shares were fully vested upon issuance on December 12, 2007, 160,000 shares were forfeited during 2008 and 1,769,000 shares vested on January 1, 2009, based on continued employment through that date. The fair value of the awards to employees was estimated to be NZD 0.90 (US$0.69) per share, which is the closing price of the Company's stock on December 12, 2007. The fair values of the awards to non-employees were closing prices on various measurement dates.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

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

As of December 31, 2008, no shares of common stock are issuable by us upon the exercise of options, warrants and rights under any equity compensation plan, except as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation
plans approved by	-	-	5,560,000
security holders

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

The Financial Statement Schedul es not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

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

Dated: May 13, 2009	DILIGENT BOARD MEMBER SERVICES, INC.

	By:	/s/ Hunter Cohen
Hunter Cohen, Chief Financial Officer (Principal Financial Officer )

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

Name	Title	Date

/s/ Alessandro Sodi	Chief Executive Officer,	May 13, 2009
Alessandro Sodi	President, Director (Principal
Executive Officer)

/s/ Hunter Cohen	Chief Financial Officer (Principal	May 13, 2009
Hunter Cohen	Financial Officer)

/s/ Donald Meisner	Treasurer (Principal Accounting	May 13, 2009
Donald Meisner	Officer)

/s/ Sharon Daniels	Chief Marketing Officer, Director	May 13, 2009
Sharon Daniels

/s/ David Liptak	Director	May 13, 2009
David Liptak

/s/ Peter Huljich	Director	May 13, 2009
Peter Huljich

/s/ Rick Bettle	Director	May 13, 2009
Rick Bettle

/s/ Mark Russell	Director	May 13, 2009
Mark Russell

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
3.1[3]	Amended and Restated Certificate of Incorporation

3.2[1]	Amended and Restated Bylaws

4.1[1]	Form of common stock certificate

10.1[1]	Contribution Agreement dated October 1, 2007 between Diligent Board Member Services, LLC and Diligent Board Member Services, Inc.

10.2[1]	Shareholder Restriction Deed dated November 1, 2007 among Diligent Board Member Services, Inc., Diligent Board Member Services, LLC and McDouall Stuart Securities Limited

10.3[1]	Escrow Agreement dated November 7, 2007 among UMB Bank, N.A., Diligent Board Member Services, Inc. and Diligent Board Member Services, LLC

10.4[1]	Promissory Note and Security Agreement dated October 1, 2007 in the principal amount of $6,800,000 given by Diligent Board Member Services, LLC to the order of Diligent Board Member Services, Inc.

10.5.1[1]	Limited Pledge of Collateral for Loan dated February 18, 2008 given by Services Share Holding, LLC (f/k/a Diligent Board Member Services, LLC) to Diligent Board Member Services, Inc.

10.5.2	Amendment to Limited Pledge of Collateral for Loan dated January 14, 2009 given by Services Share Holding, LLC to Diligent Board Member Services, Inc.

10.5.3	Limited Pledge of Collateral for Loan dated January 14, 2009 given by Corcoran Consulting, LLC to Diligent Board Member Services, Inc.

10.6[1]	2007 Stock Option and Incentive Plan of Diligent Board Member Services, Inc.

10.7[1]	Form of Restricted Stock Award Agreement for restricted stock awards under the 2007 Stock Option and Incentive Plan

10.8[2]	Service Agreement dated May 29, 2008 between Diligent Board Member Services, Inc. and Sugar International Limited

10.9[3]	Stock Purchase Agreement dated February 13, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC

10.10[3]	Investor Rights Agreement dated March 11, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC

21	Subsidiaries

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

1 Filed with the Original Form 10 Filing on April 30, 2008.

2 Filed with Amendment No. 3 to Form 10 Filing on February 12, 2009.

3 Filed with Form 8-K Filing on March 13, 2009.