Form 10-Q
period 2009-03-31
Diligent Board Member Services, Inc.
filed 2009-05-14
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________________

Commission File Number:  000-53205

Diligent Board Member Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1189601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 West 37 St. 8th Floor
New York, NY 10018
(Address of principal executive offices)(Zip Code)

(212) 741-8181
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company,  See definition of  “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

☐ Large accelerated filer	☐Accelerated filer

☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of May 12, 2009 was 90,440,000.

(This page intentionally left blank)

i

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains "forward-looking statements" that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," "would" or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other "forward-looking" information. Diligent Board Member Services, Inc. believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-Q because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. Events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of future events could have a material adverse effect on our business, results of operations and financial position.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,118,312	$1,265,347
Term deposit	56,840	58,150
Accounts receivable, net	304,112	390,180
Prepaid expenses and other current assets	236,183	222,617
Total current assets	3,715,447	1,936,294

Property and equipment, net	1,100,237	1,116,007
Note receivable from affiliate, net of valuation allowance	1,361,791	1,361,791
Restricted cash - security deposits	237,064	246,685
Total assets	$6,414,539	$4,660,777

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$638,067	$474,860
Deferred revenue	751,415	601,408
Current portion of obligations under capital leases	115,454	114,308
Payables to affiliates	47,617	49,578
Total current liabilities	1,552,553	1,240,154

Obligations under capital leases, less current portion	64,136	50,816
Other noncurrent liabilities	36,100	-

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 30,000,000 and 0 shares issued and outstanding (liquidation value $4,500,000)	2,861,150	-

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 90,440,000 shares issued and outstanding	90,440	90,440
Additional paid-in capital	24,638,096	24,618,070
Accumulated deficit	(22,799,463)	(21,318,658)
Accumulated other comprehensive loss	(28,473)	(20,045)
Total stockholders' equity	1,900,600	3,369,807
Total liabilities, redeemable preferred stock and stockholders' equity	$6,414,539	$4,660,777

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2009	2008

Revenues	$997,172	$591,804
Cost of revenues	455,733	442,963
Gross profit	541,439	148,841

Operating expenses:
Selling and marketing expenses	680,597	1,588,727
General and administrative expenses	1,128,443	1,348,995
Research and development expenses	159,689	284,200
Depreciation and amortization	89,557	52,713
Total operating expenses	2,058,286	3,274,635

Operating loss	(1,516,847)	(3,125,794)

Other income (expenses):
Interest income, net	84,787	206,963
Foreign exchange transaction (loss)/gain	(42,689)	79,539
Total other income (expenses)	42,098	286,502

Loss before provision for income taxes	(1,474,749)	(2,839,292)

Provision for income taxes	6,056	-

Net loss	$(1,480,805)	$(2,839,292)

Net loss per share (basic and diluted)	$(0.02)	$(0.03)
Weighted average shares outstanding (basic and diluted)	90,212,222	102,071,000

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,480,805)	$(2,839,292)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	89,557	52,713
Share-based compensation	20,026	240,574
Accrued interest receivable	-	(86,192)
Changes in operating assets and liabilities:
Accounts receivable	86,068	(67,973)
Prepaid expenses and other current assets	(13,566)	(4,353)
Restricted cash - security deposits	9,621	(212,416)
Accounts payable and accrued expenses	163,207	35,165
Deferred revenue	150,007	(34,331)
Payables to affiliates	(1,961)	(133,702)
Other noncurrent liabilities	36,100	-
Net cash used in operating activities	(941,746)	(3,049,807)
Cash flows from investing activities:
Cash acquired in acquisition, net of purchase price	-	83,593
Purchase of property and equipment	(27,586)	(513,211)
Net cash used in investing activities	(27,586)	(429,618)
Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock, net	2,861,150	-
Cash paid for note receivable from affiliate	-	(100,000)
Payments of obligations under capital leases	(31,735)	(24,837)
Net cash provided by (used in) financing activities	2,829,415	(124,837)
Effect of exchange rates on cash and cash equivalents	(7,118)	1,900
Net increase (decrease) in cash and cash equivalents	1,852,965	(3,602,362)
Cash and cash equivalents at beginning of period	1,265,347	13,675,080
Cash and cash equivalents at end of period	$3,118,312	$10,072,718

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,288	$10,918
Income taxes	$7,920	$-
Supplemental disclosure of noncash investing and financing activities:
Share-based compensation	$20,026	$240,574
Property and equipment acquired under capital leases	$46,201	$-
Conversion of accrued interest to loan principal	$-	$86,192

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements

1)	Organization and nature of the business

Diligent Board Member Services, Inc. (“Diligent” or the “Company”) provides worldwide online management of corporate governance documents (“Boardbooks”) to corporate clients.  Boardbooks is a web-based portal that directors and administrative staff use to compile, update and examine board materials prior to and during board meetings.  Each client of the Company enters into a service agreement whereby the Company agrees to provide and support the Boardbooks service.

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZSX”).  On December 12, 2007 the Company completed its initial public offering on the NZSX.  In April 2008, the Company filed a Form 10 registration statement with the United States Securities and Exchange Commission (“SEC”), which became effective on June 30, 2008.  The Company’s corporate headquarters are located in New York and New Zealand.

The Company’s predecessor entity was Services Share Holding, LLC (previously called Diligent Board Member Services, LLC), a Delaware limited liability company (herein referred to as “SSH LLC”).

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which was acquired on January 1, 2008.  Prior to January 1, 2008, DBMS NZ was owned by a stockholder and officer of the Company.  DBMS NZ provides research and development services to the Company.

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

Despite growth in net sales during 2008, the Company’s growth rate lagged behind its projections.  Amid liquidity concerns, the Company initiated plans to scale back its growth plans in order to reduce operating expenses.  During the fourth quarter of 2008, the Company significantly reduced its sales force, reduced salaries for some of its more highly compensated employees and reduced the number of members of the board of directors.  The Company also actively sought additional sources of financing and, in March 2009, issued 30,000,000 shares of newly-created Series A Preferred Stock for US$0.10 per share, providing additional capital of $2,861,150, net of issuance costs (See Note 7).

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

The note receivable from affiliate, due from SSH LLC, provides for six remaining quarterly interest payments of approximately $90 thousand each due from July 1, 2009 through October 1, 2010, and a $7,161,791 principal payment due October 1, 2010.  This note is collateralized with 22,612,737 shares of Diligent common stock.  The Company believes that collection of the note receivable is dependent upon, and limited to, the amount of cash that SSH LLC can receive from the sale of the underlying collateral as payments become due and has recorded a valuation allowance on the note (see Note 6).  Although management believes a portion of the principal will be collected when due in October 2010, with the exception of interest payments due under the note, the Company has not included the collection of the note receivable in its liquidity planning.

3)	Significant accounting policies

Basis of presentation – The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all information and notes required by GAAP and provided in the annual consolidated financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Form 10-K of the Company for the year ended December 31, 2008, as filed with the SEC on March 30, 2009 and amended on May 14, 2009.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per share – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares.  Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, unvested restricted common shares.  Because the Company reported a net loss for all periods presented, all potential common shares attributable to unvested restricted stock have been excluded from the computation of the diluted net loss per share because the effect would have been anti-dilutive.

Recent accounting pronouncements – In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments  requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company will provide the additional disclosures required by FSP 107-1 and APB 28-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

4)	Acquisition of DBMS NZ

On January 1, 2008, the Company acquired all the outstanding shares of DBMS NZ, for NZD 5,000 (US$3,804).  Prior to the acquisition, DBMS NZ provided research and development services for the Company.  The purchase price was allocated to the assets and liabilities as follows:

Assets
Cash	$87,397
Accounts receivable	24,809
Other current assets	24,300
Property and equipment, net	4,688
141,194

Liabilities
Accounts payable	52,271
Accrued employee entitlements	85,119
137,390

Net assets acquired	$3,804

5)	Term deposit

At March 31, 2009, the Company had a term deposit with a New Zealand bank with an original term of 365 days.  The term deposit in the amount of NZD 100,000 ($56,840 at March 31, 2009) bears interest at 4.50% and matures in March 2010.

At December 31, 2008, the Company had a term deposit with a New Zealand bank with an original term of 100 days.  The term deposit in the amount of NZD 100,000 ($58,150 at December 31, 2008) bore interest at 6.00% and matured in March 2009.

6)            Note receivable from affiliate - The note receivable from affiliate represents amounts due from SSH LLC under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”).

The loan bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  SSH LLC elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, in which case they were added to the principal balance and bear interest from the date the payment was due. The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  At December 31, 2008, the Note was secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC.

At March 31, 2009 and December 31, 2008, the contractual outstanding loan balance was $7,161,791 (including accrued interest through December 31, 2008 of $371,778).  In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company evaluated the collectability of the loan and determined that at December 31, 2008 it was probable that the Company would be unable to collect all amounts contractually due under the Note.  This conclusion was principally based on the deterioration in the value of the underlying collateral and the worsening economic environment.

At December 31, 2008, the Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to the estimated fair value of the underlying collateral.  In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the recent issue of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3 inputs pursuant to SFAS No. 157, Fair Value Measurements.

On March 30, 2009, SSH LLC sold 2,387,263 pledged shares to Spring Street Partners, L.P. in a private transaction valued at $0.075 per share or $179,045 in the aggregate.  The proceeds were applied against the Note interest payment due April 1, 2009 and will be applied against the next interest payment when due July 1, 2009.  As a result, the number of shares securing the Note at March 31, 2009 was reduced to 22,612,737.

At March 31, 2009, the Company reviewed the valuation of the Note and determined that no further adjustment to the valuation allowance of $5.8 million is necessary.

7)            Redeemable Preferred Stock – On March 11, 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for US$0.10 per share, for an aggregate of $3,000,000 in additional capital.  Expenses relating to the share issuance were $138,850.  The principal terms of the Preferred Shares are as follows:

Dividend rights – The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company’s option) be paid either in cash or in kind by the issuance of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share.  The 11% annual dividend on the Preferred Shares will have preference over the declaration or payment of any dividends on the Company’s common stock (ordinary shares).  In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro rata in any dividend paid on the Company’s common stock.

Conversion rights – The Preferred Shares are convertible at any time at the option of holders into the Company’s common stock on a one-for-one basis at a conversion price of US$0.10 per share. In addition, Preferred Shares will automatically be converted into common stock upon the closing of an underwritten share offering by the Company on a registered stock exchange which realizes at least $40,000,000 of gross proceeds.

Redemption rights – The holders of the Preferred Shares have the option to require the Preferred Shares (including any PIK shares) to be redeemed in cash, at US$0.10 per share plus accrued and unpaid dividends, at any time after 60 months from the date of issue of the Preferred Shares.

Anti-Dilution Provision – In the event of a future offering of the Company’s stock at a price per common share which is less than the Preferred Share conversion price immediately before such offering, the conversion price for the Preferred Shares will be adjusted according to a weighted average formula.

Liquidation entitlement – In the event of any voluntary or involuntary liquidation of the Company, the holders of Preferred Shares will be entitled to an amount per Preferred Share equal to 1.5 times the original issue price of US$0.10 plus any dividends which have become due but have not been paid.

Voting rights – Preferred Shares will have equal voting rights (one vote per share) to common stock, except that Preferred Shares do not vote in the general election of directors.

Other provisions – For as long as not less than 15,000,000 Preferred Shares are outstanding, the holders of the Preferred Shares have the right between them to appoint one director, and the Company may not take action relating to certain major transactions without obtaining the consent of not less than 60% of the Preferred Shares or without obtaining the approval of the director appointed by the holder of the Preferred Shares (for matters requiring Board of Directors approval).

Accounting for Preferred Shares – SFAS No. 133, Accounting for Derivative Financial Interests and Hedging Activities, provides certain criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative instruments.  The Company has evaluated the conversion option on the Preferred Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company has considered the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, and EITF Issue No. 00-27, Application of EITF 98-5 to Certain Convertible Instruments, which require that a beneficial conversion feature be valued separately at issuance.  The Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded.  The Company followed the guidance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and EITF Topic D-98, Classification and Measurement of Redeemable Securities, which provide that preferred securities that are redeemable for cash be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Preferred Shares may demand redemption any time after 60 months from the date of issue.  Accordingly, the Preferred Shares have been classified as temporary equity.  The securities are carried at their face value net of issuance costs (representing fair value) because the contingency has not been met and it is not probable that it will be met.  If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

8)             Stockholders’ equity – In March 2009, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 200,000,000 to 250,000,000.

9)            Stock option and incentive plan – In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the Plan”) authorizing the granting of awards to selected employees, directors and consultants of the Company, and its affiliates in the form of incentive stock options, non-qualified stock options, and stock awards. The Plan is administrated by the Company's Board of Directors. The Company's Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the Plan.  The Plan authorizes the issuance of up to 10,000,000 shares of the Company’s common stock.

On November 8, 2007, the Company granted 4,000,000 shares of common stock to selected employees (3,064,000 shares), directors (200,000 shares) and consultants (736,000 shares) of the Company, and its affiliates. Of these shares, 2,071,000 shares were fully vested upon issuance on December 12, 2007, 160,000 shares were forfeited during 2008 and 1,769,000 shares vested on January 1, 2009, based on continued employment through that date. The fair value of the awards to employees was estimated to be NZD 0.90(US$0.69) per share, which is the closing price of the Company's stock on December 12, 2007. The fair values of the awards to non-employees were closing prices on various measurement dates.

On October 23, 2008, the Company granted 600,000 shares of restricted stock to two officers in accordance with the terms of their employment agreements, which included 250,000 shares which vested immediately, 250,000 shares which vested on February 15, 2009, and 100,000 shares which vest on May 15, 2009, based on continued employment through that date.  The estimated fair value of the shares at the award date was measured using the closing price of NZD 0.25 (US$0.14) per share on the date of grant.

During the three months ended March 31, 2009 and 2008, share-based compensation costs of $20,026 and $240,574, respectively, were recognized.  Total unrecognized compensation cost related to non-vested restricted stock at March 31, 2009 is $3,073 and is expected to be recognized through May 2009.

There were 2,119,000 shares of nonvested restricted stock at December 31, 2008, of which 1,769,000 became fully vested on January 1, 2009, 250,000 became fully vested in February 2009, and the remaining 100,000 will vest in May 2009.

No stock options have been granted under the Plan.

10)          Income taxes – The Company recorded an income tax provision for foreign tax obligations in New Zealand.  No US current income taxes have been provided due to losses incurred.  The Company has recorded a full valuation allowance against all US deferred tax assets because it is not more likely than not that the deferred tax assets will be realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussions of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q.  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

The first phase of our business focus was developing and testing the Diligent Boardbooks system, building a loyal core of blue chip customers to become champions of the product, and promoting product awareness through exposure in print media.  During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities.  By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Diligent Boardbooks product.  We are now in the customer acquisition phase of our business and currently provide the Diligent Boardbooks service to over 190 companies and over 4,800 users.

In December 2007, the Company raised $16.4 million, net of expenses, in its initial public offering on the New Zealand Stock Exchange.  Our plan was to use the proceeds of the IPO to significantly expand our sales force and aggressively target growth.  By the first quarter of 2008, much of the infrastructure for this growth was set up.

Despite growth in net sales, our growth rate lagged behind the projections we had set for the Company, which was exacerbated by the global financial crisis.  By the third quarter of 2008, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  We significantly reduced our sales force, reduced salaries for some of our more highly compensated employees and reduced the number of members of the board of directors from nine to six.  The cost cutting continues into 2009, as we look for further opportunities to reduce overhead.

In March 2009, the Company secured $2.9 million of financing, net of issuance costs, through the issuance of Series A Convertible Preferred Stock.  At the current level of reduced expenses, coupled with conservative sales growth forecasts, management believes this funding will be sufficient to support sales growth and achieve cash flow breakeven by approximately the third quarter of 2010.

Our results for the first quarter 2009 are encouraging.  We started the year strong, posting our second highest quarterly new license sales figures since we began offering our product five years ago.  This achievement comes despite the impact of the global financial crisis.  In these difficult economic conditions, companies still seek to implement and upgrade Diligent Boardbooks as a way to save costs, improve efficiencies and broaden their corporate governance and compliance standards.

Despite these encouraging trends, our overall performance continues to depend in part on worldwide economic conditions. The United States and other key international economies are currently undergoing a period of severe recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions and major multi-national companies, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and increased bankruptcies. These conditions could adversely affect our customers’ ability or willingness to purchase our service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

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

Prior to January 1, 2008, our research and development was outsourced to Diligent Board Member Services NZ Limited (“DBMS NZ”), an affiliate through common ownership by a stockholder and former director of the Company.  Effective January 1, 2008, the Company acquired DBMS NZ and now the research and development activities are fully integrated into the Company.

Share-Based Compensation.  In November 2007, we adopted our 2007 Stock Option and Incentive Plan pursuant to which we intend to issue share-based compensation from time to time, in the form of stock, stock options and other equity based awards.

Share-based compensation consists of stock issued to employees and contractors for services rendered.  In accordance with SFAS 123(R), Share-Based Payment, Diligent measures the cost of employee services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to Diligent in exchange for the award.

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

Interest Income, net

Interest income is derived from interest bearing bank deposits held by US, UK and New Zealand bank accounts, together with investment income from a loan receivable due from a related party, DBMS LLC.  Interest expense is attributable to financing costs of capital leases.

Foreign Exchange Transactions

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

Note receivable from affiliate

The note receivable from affiliate represents amounts due from SSH LLC under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”).

The loan bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  SSH LLC elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, in which case they were added to the principal balance and bear interest from the date the payment was due. The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  At December 31, 2008, the Note was secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC.

At March 31, 2009 and December 31, 2008, the contractual outstanding loan balance was $7,161,791 (including accrued interest through December 31,2008 of $371,778).  In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company evaluated the collectability of the loan and determined that at December 31, 2008 it was probable that the Company would be unable to collect all amounts contractually due under the Note.  This conclusion was principally based on the deterioration in the value of the underlying collateral and the worsening economic environment.

At December 31, 2008, the Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to the estimated fair value of the underlying collateral.  In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the recent issue of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3 inputs pursuant to SFAS No. 157, Fair Value Measurements.

On March 30, 2009, SSH LLC sold 2,387,263 pledged shares to Spring Street Partners, L.P. in a private transaction valued at $0.075 per share or $179,045 in the aggregate.  The proceeds were applied against the Note interest payment due April 1, 2009 and will be applied against the next interest payment when due July 1, 2009.  As a result, the number of shares securing the Note at March 31, 2009 was reduced to 22,612,737.

At March 31, 2009, the Company reviewed the valuation of the Note and determined that no further adjustment to the valuation allowance of $5.8 million is necessary.

Recent accounting pronouncements – In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments  requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company will provide the additional disclosures required by FSP 107-1 and APB 28-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

Results of Operations

Comparisons of the Three Months Ended March 31, 2009 and 2008

Revenues

The Company’s total revenues were $997 thousand for the first quarter of 2009 compared to $592 thousand for the comparable 2008 quarter, an increase of 68%.  A net of 19 new licenses were added during the first quarter of 2009, compared with 15 for the first quarter of 2008, a growth of 27%.  We also added an additional $102 thousand in recurring revenue from existing clients who upgraded their service by adding more boards, committees or users to their licenses.

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of revenues were $456 thousand and $443 thousand for the three months ended March 31, 2009 and 2008, respectively, an increase of 3%.  Cost of revenues as a percentage of revenue decreased to 45.9% for the 2009 first quarter, compared with 74.9% for the first quarter of 2008.  The largest contributor to cost of revenues is the salaries and labor burden cost for account management, customer support and IT services staff.  These costs have increased only slightly as we have been able to achieve greater economies of scale as our client base increased.

Selling and Marketing Expenses

Subsequent to our initial public offering at the end of 2007, we significantly increased our sales and marketing efforts, and the first quarter of 2008 includes the effect of this initiative.  By the third quarter of 2008, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  These costs reductions were fully implemented by the first quarter of 2009, and resulted in the marked decrease in selling and marketing expenses, to $680 thousand in the first quarter of 2009 from $1,588 thousand for the comparable 2008 quarter, a decrease of $908 thousand or 57%.  Despite this decrease in sales and marketing expenditures, we were able to achieve an increase in revenues of 68% over the comparable 2008 quarter, in large part because our smaller sales force was more experienced, fully trained and better focused.  We reduced our sales force from 31 at March 31, 2008 (including ten fully trained) to nine at March 31, 2009 (all fully trained), resulting in a decrease in salaries, commissions and benefits of $306 thousand.  In addition, we refocused our efforts on the North American market, resulting in a decrease in UK costs of $260 thousand and New Zealand costs of $51 thousand.  Other significant decreases included printing and mailing costs ($118 thousand), travel and entertainment ($50 thousand), outside contractors ($45 thousand) and other marketing costs ($32 thousand).

General and Administrative Expenses

General and administrative expenses were $1.1 million for the three months ended March 31, 2009, compared with $1.3 million for the comparable 2008 quarter.  General and administrative expenses in the first quarters of 2009 and 2008 include $20 thousand and $241 thousand, respectively, of share-based compensation expense relating to stock awards made to employees and non-employees under the Company’s 2007 Stock Option and Incentive Plan.

General and administrative expenses, excluding share-based compensation, were $1.1 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.  While the total general and administrative expenses for each quarter has remained level, the first quarter of 2009 included increases of approximately $111 thousand in legal and accounting services and $89 thousand in salaries and wages as a result of additional staffing requirements.  Additionally, the increase in our staffing levels resulted in increased costs for office rentals and related overhead.  These increases were offset by a decrease of $170 thousand in directors’ fees and travel expenses, as we decreased the number of directors from nine at March 31, 2008 to six at March 31, 2009, as part of our cost reduction initiative.

Research and Development Expenses

Research and development expenses were $160 thousand for the first quarter of 2009 compared to $284 thousand for the comparable 2008 quarter, a decrease of 44%.  This decrease is due to two factors.  First, there was a leveling off of research and development expenses after the achievement of certain key product enhancements.  Second, our research and development is performed by our New Zealand subsidiary and the Company benefitted from the weakening of the New Zealand dollar versus the US dollar.

Depreciation and Amortization

Depreciation and amortization increased to $90 thousand from $53 thousand for the three months ended March 31, 2009 and 2008, respectively.  This is attributable to the net increase in property and equipment of $130 thousand from March 31, 2008 to March 31, 2009, consisting principally of computer software, computer equipment and leasehold improvements.

Interest Income, net

Net interest income decreased to $85 thousand for the three months ended March 31, 2009 from $207 thousand for the comparable 2008 period.  Net interest income includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the decrease in our cash balances from $10.1 million at March 31, 2008 to $3.1 million at March 31, 2009.

Foreign Exchange (Loss) Gain

Our functional currency is the U.S. dollar.  As a worldwide company, certain of our revenues and expenses are denominated in foreign currencies, which are recorded at the approximate rates of exchange in effect at the transaction dates.  Assets and liabilities resulting from these transactions are translated at the exchange rates in effect at the balance sheet dates, with differences recorded as foreign exchange gains or losses in the statements of operations.  Additionally, during 2008, the parent Company maintained significant cash balances in foreign currencies, primarily in NZD and, to a lesser extent, GBP.  The foreign exchange gain of $79 thousand for the three months ended March 31, 2008 is a result of favorable movements in the rates of exchange between the US dollar and NZD during that period, whereas the loss of $43 thousand for the three months ended March 31, 2009 resulted from unfavorable movements in these currencies.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity were cash and cash equivalents and term deposits totaling approximately $3.2 million, and accounts receivable of approximately $0.3 million.  On March 11, 2009, the Company secured $2.9 million (net) of financing from Spring Street Partners, L.P. and Carroll Capital Holdings, LLC, who collectively purchased 30 million shares of newly-created Series A Preferred Stock for $0.10 per share.  Prior to March 2009, our primary source of financing was the proceeds of our New Zealand public offering completed in December 2007, which raised $16.4 million (net) from the issuance of 24 million shares of common stock.

Despite growth in net sales, our growth rate lagged behind the projections we had set for the Company at the time of the IPO, which was exacerbated by the global financial crisis.  Amid liquidity concerns, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  During the fourth quarter of 2008, we significantly reduced our sales force, reduced salaries for some of our more highly compensated employees and reduced the number of members of the board of directors.  The cost cutting continues into 2009, as we look for further opportunities to reduce overhead.

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

Net Cash Flows from Operating Activities

Cash used in operating activities for the first quarter of 2009 was $0.9 million, compared with $3.0 million for the first quarter of 2008.  This reduction in cash used in operations resulted from an increase in sales of $400 thousand and a decrease in operating expenses of $1.2 million.  During the first quarter of 2008, the Company incurred significant expenses to expand our sales and marketing efforts.  By the end of 2008, we had scaled back expenses, which is reflected in the results for the first quarter of 2009.

Net Cash Flows from Investing Activities

Cash used in investing activities decreased from $430 thousand in the first quarter of 2008 to $28 thousand in the first quarter of 2009, predominantly used for purchases of property and equipment.  Subsequent to the IPO in December 2007, we invested significant amounts in our infrastructure, which was largely set up by the first quarter of 2009.

Net Cash Flows from Financing Activities

During the first quarter of 2009, the Company secured $2.9 million in financing, net of issuance costs, from the issuance of Series A preferred stock.  During the first quarter of 2008, the Company incurred $0.1 million in financing activities, primarily due to an increase in the loan to an affiliate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended March 31, 2009, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2009, we issued 30,000,000 shares of newly created Series A Preferred Stock to Spring Street Partners, L.P. and Carroll Capital Holdings, LLC for US$0.10 per share.  The Series A Preferred Stock was issued pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 (based on the issuance not involving any public offering and the shares being issued solely to accredited investors). The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend may (at Diligent’s option) be paid on the first business day of each calendar year for the prior year either in cash or in kind by the issuance of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share.  The 11% annual dividend on the Preferred Shares will rank ahead of the declaration or payment of any dividends on Diligent’s common stock (ordinary shares).  In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro rata in any dividend paid on Diligent’s common stock.  The Preferred Shares will be convertible at any time at the option of the holders into Diligent common stock on a one-for-one basis based on a conversion price of US$0.10 per share.  The holders of Series A Preferred Stock are also entitled to exercise preemptive rights with respect to any future securities offerings conducted by the Company except for certain specified exceptions.

The holders of the Series A Preferred Stock are entitled to vote on an as-converted basis with the holders of our common stock except in the general election of directors.  However, the holders of Series A Preferred Stock voting as a class are entitled to elect one director.  The Series A director may only be removed by the holders of Series A Preferred Stock.

As long as not less than 15,000,000 shares of Series A Preferred Stock (adjusted for stock splits, re-capitalizations and the like) remain outstanding, we may not take actions related to certain major transactions, through merger or consolidation with any other corporation or otherwise, without obtaining the consent of not-less than 60% (or 81% where noted) of the shares of Series A Preferred Stock voting separately as a class.  The major transactions requiring consent include the following:

(i)            liquidate, dissolve or wind-up the business and affairs of the Company, effect any merger or sale of substantially all of our assets, or consent to any of the foregoing;

(ii)           amend, alter or repeal any provision of our certificate of incorporation, or take such action with respect to the bylaws of the Company in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock (except changes to the bylaws required by the listing rules of the New Zealand Stock Exchange, which such changes shall not trigger the right provided herein); provided, that any such amendment, alteration or repeal shall require the written consent or affirmative vote of the holder of at least 81% of the then outstanding shares of Series A Preferred Stock;

(iii)          create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and redemption rights, or increase the authorized number of shares of Series A Preferred Stock or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and redemption rights;

(iv)          purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of capital stock of the Company other than (i) redemptions of or dividends or distributions on the Series A Preferred Stock as expressly authorized herein, (ii) dividends or other distributions payable on the common stock solely in the form of additional shares of common stock, (iii) repurchases of stock from former employees, officers, directors, consultants or other persons who performed services for the Company or any subsidiary in connection with the cessation of such employment or service at an amount no more than the greater of the original purchase price or the then-current fair market value thereof, or (iv) as approved by the Board of Directors, including the approval of the Series A Director;

(v)           create, or authorize the creation of, or issue, or authorize the issuance of any debt security, or permit any subsidiary to take any such action with respect to any debt security, other than equipment leases, accounts payable, insurance premium financing, bank loans and lines of credit and other similar corporate financings available from commercial and banking sources;

(vi)          create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by the Company, or sell, transfer or otherwise dispose of any capital stock of any direct or indirect subsidiary of the Company, or permit any direct or indirect subsidiary to sell, lease, transfer, exclusively license or otherwise dispose (in a single transaction or series of related transactions) of all or substantially all of the assets of such subsidiary;

(vii)         increase the authorized number of directors constituting our board of directors to more than seven (7) persons;

(viii)        increase the aggregate number of shares available under the Company’s common stock plan, its restricted stock plan, or any other plan involving the issuance of the Company’s equity securities to its employees, agents or directors to more than 14.5 million shares under all such plans, or issue the Company’s securities outside of such plan in exchange for services in excess of an aggregate of 1 million shares in any given twelve month period;

(ix)           forgive, modify the terms of, value the stock held in escrow as security for, or otherwise amend, waive or delay the enforcement of the obligations owed by Services Share Holding, LLC (f/k/a Diligent Board Member Services, LLC) pursuant to the Promissory Note and Security Agreement dated October 1, 2007 and related obligations it has issued to the Company (the “LLC Note”), provided, that the Company’s Board of Directors may, without the consent of the Series A Preferred Stock, approve a complete prepayment of the LLC Note at a discount so long as any prepayment discount rate is approved by a majority of the directors who do not have an interest in the LLC Note; or

(x)            enter into any transaction with an affiliate in excess of US$250,000 per year.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

We held a special meeting of our shareholders on March 11, 2009, New Zealand time, to consider and vote upon the following proposals:

(i)           A proposal to amend and restate the Company’s Certificate of Incorporation to increase the authorized common stock to 250 million shares and designating a new Series A Preferred Stock and setting forth its rights, powers and preferences (the “Amended and Restated Certificate”).

(ii)           The Company’s initial issuance of 20,000,000 shares of Series A Preferred Stock for US$0.10 per share to Spring Street Partners, L.P. (“Spring Street”), the issuance by the Company of up to 13,333,333 additional shares of Series A Preferred Stock payable as PIK dividends upon the Series A Preferred Stock in accordance with the terms of the Series A Preferred Stock if declared by the Company’s Board of Directors and the issuance by the Company of any shares of the Company’s common stock into which the Series A Preferred Stock is convertible in accordance with terms of the Series A Preferred Stock (the "Spring Street Transaction").

(iii)           The Company’s initial issuance of 10,000,000 shares of Series A Preferred Stock for US$0.10 per share to Carroll Capital Holdings, LLC (“CCH”), the issuance by the Company of up to 6,666,667 additional shares of Series A Preferred Stock payable as PIK dividends upon the Series A Preferred Stock in accordance with the terms of the Series A Preferred Stock if declared by the Company’s Board of Directors and the issuance by the Company of any shares of the Company’s common stock into which the Series A Preferred Stock is convertible in accordance with terms of the Series A Preferred Stock (the "CCH Transaction").

The proposals were approved as follows:

	Votes For		Votes Against	Votes Abstained
Approve Amended and Restated Certificate	61,415,070		149,000	25,000
Approve the Spring Street Transaction	61,415,070		149,000	25,000
Approve the CCH Transaction	53,947,145	(1)	849,000	6,792,925	(1)

(1) The number of votes approving the CCH Transaction is significantly lower, and the number of votes abstained from the CCH Transaction is significantly higher, as compared to the other two proposals because the NZSX rules prohibited Carroll Capital Holdings, LLC from voting on the CCH Transaction because it involved the issuance of stock to itself.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Numbers	Exhibits

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: May 14, 2009	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer

Dated: May 14, 2009	By:	/s/ Hunter Cohen
Hunter Cohen, Chief Financial Officer