Form 10-Q
period 2009-06-30
Diligent Board Member Services, Inc.
filed 2009-08-13
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of August 13, 2009 was 90,440,000.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,843,883	$1,265,347
Term deposit	64,460	58,150
Accounts receivable, net	270,972	390,180
Prepaid expenses and other current assets	400,130	222,617
Total current assets	2,579,445	1,936,294

Property and equipment, net	1,162,460	1,116,007
Note receivable from affiliate, net of valuation allowance	1,361,791	1,361,791
Restricted cash - security deposits	240,847	246,685
Total assets	$5,344,543	$4,660,777

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$552,476	$474,860
Deferred revenue	790,961	601,408
Current portion of obligations under capital leases	100,557	114,308
Payables to affiliates	-	49,578
Total current liabilities	1,443,994	1,240,154

Obligations under capital leases, less current portion	45,139	50,816
Other noncurrent liabilities	38,818	-

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 30,000,000 and 0 shares issued and outstanding (liquidation value $4,601,260)	2,970,664	-

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 90,440,000 shares issued and outstanding	90,440	90,440
Additional paid-in capital	24,531,655	24,618,070
Accumulated deficit	(23,751,264)	(21,318,658)
Accumulated other comprehensive loss	(24,903)	(20,045)
Total stockholders' equity	845,928	3,369,807
Total liabilities, redeemable preferred stock and stockholders' equity	$5,344,543	$4,660,777

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$1,156,732	$700,368	$2,153,904	$1,292,172
Cost of revenues	539,834	470,671	995,567	899,996
Gross profit	616,898	229,697	1,158,337	392,176

Operating expenses:
Selling and marketing expenses	593,064	1,782,530	1,273,661	3,384,895
General and administrative expenses	995,598	1,194,963	2,124,041	2,543,958
Research and development expenses	199,238	291,638	358,927	575,838
Depreciation and amortization	94,404	69,032	183,961	121,745
Total operating expenses	1,882,304	3,338,163	3,940,590	6,626,436

Operating loss	(1,265,406)	(3,108,466)	(2,782,253)	(6,234,260)

Other income (expenses):
Interest income, net	100,855	172,653	185,642	379,616
Foreign exchange transaction gain/(loss)	41,796	(60,727)	(893)	18,812
Other	170,954	-	170,954	-
Total other income	313,605	111,926	355,703	398,428

Loss before provision for income taxes	(951,801)	(2,996,540)	(2,426,550)	(5,835,832)

Provision for income taxes	-	17,587	6,056	17,587

Net loss	$(951,801)	$(3,014,127)	$(2,432,606)	$(5,853,419)

Net loss per share (basic and diluted)	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Weighted average shares outstanding (basic and diluted)	90,390,549	102,071,000	90,301,878	102,071,000

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,432,606)	$(5,853,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,961	121,745
Share-based compensation	23,099	481,148
Accrued interest receivable	-	(173,786)
Changes in operating assets and liabilities:
Accounts receivable	119,208	(229,633)
Prepaid expenses and other current assets	(177,513)	19,573
Restricted cash - security deposits	5,838	(215,235)
Accounts payable and accrued expenses	77,616	(104,255)
Deferred revenue	189,553	69,167
Payables to affiliates	(49,578)	(89,364)
Other noncurrent liabilities	38,818	-
Net cash used in operating activities	(2,021,604)	(5,974,059)
Cash flows from investing activities:
Cash acquired in acquisition, net of purchase price	-	83,593
Investment in term deposit	-	(1,140,660)
Purchase of property and equipment	(184,213)	(601,095)
Net cash used in investing activities	(184,213)	(1,658,162)
Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock, net	2,861,150	-
Cash paid for note receivable from affiliate	-	(100,000)
Due from officers	-	(165,876)
Payments of obligations under capital leases	(65,629)	(50,644)
Net cash provided by (used in) financing activities	2,795,521	(316,520)
Effect of exchange rates on cash and cash equivalents	(11,168)	(350)
Net increase (decrease) in cash and cash equivalents	578,536	(7,949,091)
Cash and cash equivalents at beginning of period	1,265,347	13,675,080
Cash and cash equivalents at end of period	$1,843,883	$5,725,989

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$15,300	$21,224
Income taxes	$12,634	$-
Supplemental disclosure of noncash investing and financing activities:
Share-based compensation	$23,099	$481,148
Property and equipment acquired under capital leases	$46,200	$-
Conversion of accrued interest to loan principal	$-	$173,786

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

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZSX”).  On December 12, 2007, the Company completed its initial public offering on the NZSX.  In April 2008, the Company filed a Form 10 registration statement with the United States Securities and Exchange Commission (“SEC”), which became effective on June 30, 2008.  The Company’s corporate headquarters are located in New York and New Zealand.

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

The Company has evaluated all subsequent events through August 13, 2009, which represents the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of June 30, 2009, and appropriate disclosure of subsequent events, which were not recognized in the financial statements.

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

At the current level of reduced expenses, coupled with current sales growth forecasts, management believes this funding will be sufficient to support the operations and obligations of the Company through an expected cash flow break even by the end of the third quarter of 2010.  The primary uncertainty concerning the Company’s capital needs pertains to its ability to achieve the expected sales growth in a timely manner such that recurring revenues exceed operating expenditures prior to the depletion of capital.

The note receivable from affiliate, due from SSH LLC, provides for quarterly interest payments of approximately $90 thousand due through October 1, 2010, and a $7,161,791 principal payment due October 1, 2010.  This note is collateralized with 22,612,737 shares of Diligent common stock.  Management believes that collection of the note receivable is dependent upon, and limited to, the amount of cash that SSH LLC can receive from the sale of the underlying collateral as payments become due and has recorded a valuation allowance on the note (see Note 6).  Although management believes a portion of the principal will be collected when due in October 2010, with the exception of interest payments due under the note, the Company has not included the collection of the note receivable in its liquidity planning.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments  requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company has provided the disclosures required by FSP 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events.  This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which change the way entities account for securitizations and special-purpose entities.  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities and SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the Codification).  The Codification will be the single source of authoritative U.S. nongovernmental generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues and will change the way GAAP is referenced.   The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its consolidated financial statements for the third quarter of 2009.

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

5)           Term deposit

At June 30, 2009, the Company had a term deposit with a New Zealand bank with an original term of 365 days.  The term deposit in the amount of NZD 100,000 ($64,460 at June 30, 2009) bears interest at 4.50% and matures in March 2010.

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

The Note bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  SSH LLC elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, in which case they were added to the principal balance and bear interest from the date the payment was due. The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  At December 31, 2008, the Note was secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC.

At June 30, 2009 and December 31, 2008, the contractual outstanding loan balance was $7,161,791 (including accrued interest through December 31, 2008 of $371,778).  In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company evaluated the collectability of the loan and determined that at December 31, 2008 it was probable that the Company would be unable to collect all amounts contractually due under the Note.  This conclusion was principally based on the deterioration in the value of the underlying collateral and the worsening economic environment.

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

On March 30, 2009, SSH LLC sold 2,387,263 pledged shares to Spring Street Partners, L.P. in a private transaction valued at $0.075 per share, or $179,045 in the aggregate.  The proceeds were applied against the Note interest payments due April 1 and July 1, 2009.  As a result, the number of shares securing the Note at June 30, 2009 is 22,612,737.

At June 30, 2009, the Company reviewed the valuation of the Note and determined that no further adjustment to the valuation allowance of $5.8 million is necessary.

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

Conversion rights – The Preferred Shares are convertible at any time at the option of the holders into the Company’s common stock on a one-for-one basis at a conversion price of US$0.10 per share. In addition, Preferred Shares will automatically be converted into common stock upon the closing of an underwritten share offering by the Company on a registered stock exchange which realizes at least $40,000,000 of gross proceeds.

Redemption rights – The holders of the Preferred Shares have the option to require the Preferred Shares (including any PIK shares) to be redeemed in cash, at US$0.10 per share plus accrued and unpaid dividends, at any time after 60 months from the date of issue of the Preferred Shares.

Anti-Dilution Provision – In the event of a future offering of the Company’s stock at a price per common share which is less than the Preferred Share conversion price immediately before such offering, the conversion price for the Preferred Shares is adjusted according to a weighted average formula.

Liquidation entitlement – In the event of any voluntary or involuntary liquidation of the Company, the holders of Preferred Shares are entitled to an amount per Preferred Share equal to 1.5 times the original issue price of US$0.10 plus any dividends which have become due but have not been paid.

Voting rights – Preferred Shares have equal voting rights (one vote per share) to common stock, except that Preferred Shares do not vote in the general election of directors.

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

The value of the Preferred Shares at June 30, 2009 is as follows:

Gross proceeds	$3,000,000
Less: Issuance costs	(138,850)
$2,861,150
Cumulative amortization of offering costs	8,254
Cumulative in kind dividend	101,260
Balance at June 30, 2009	$2,970,664

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

On October 23, 2008, the Company granted 600,000 shares of restricted stock to two officers in accordance with the terms of their employment agreements, which included 250,000 shares which vested immediately, 250,000 shares which vested on February 15, 2009, and 100,000 shares which vested on May 15, 2009, based on continued employment through that date.  The estimated fair value of the shares at the award date was measured using the closing price of NZD 0.25 (US$0.14) per share on the date of grant.

During the six months ended June 30, 2009 and 2008, share-based compensation costs of $23,099 and $481,148, respectively, were recognized.

There were 2,119,000 shares of nonvested restricted stock at December 31, 2008, of which 1,769,000 became fully vested on January 1, 2009, 250,000 became fully vested in February 2009, and the remaining 100,000 vested in May 2009.  Accordingly, at June 30, 2009 there is no non-vested restricted stock and no unrecognized compensation cost.

No stock options have been granted under the Plan.

10)           Income taxes – The Company records an income tax provision for foreign tax obligations in New Zealand.  No US current income taxes have been provided due to losses incurred.  The Company has recorded a full valuation allowance against all US deferred tax assets because it is not more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the tax years ended December 31, 2008 and 2007 are open for examination by the respective taxing jurisdictions.

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

The first phase of our business focus was developing and testing the Diligent Boardbooks system, building a loyal core of blue chip customers to become champions of the product, and promoting product awareness through exposure in print media.  During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities.  By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Diligent Boardbooks product.  We are now in the customer acquisition phase of our business and currently provide the Diligent Boardbooks service to over 210 companies and over 5,600 users.

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

In March 2009, the Company secured $2.9 million of financing, net of issuance costs, through the issuance of Series A Convertible Preferred Stock.  At the current level of reduced expenses, coupled with conservative sales growth forecasts, management believes this funding will be sufficient to support sales growth and achieve cash flow breakeven by the end of the third quarter of 2010.

We started the year strong, with the first quarter posting our second highest quarterly new license sales figures since we began offering our product five years ago.  The Company continued our strong start to the 2009 year with the addition of 20 new agreements for Boardbook licenses in the second quarter, boosting annual recurring revenue by a further $0.46 million.  While the global economic climate continues to be challenging, interest in Boardbooks remains strong with the level of inquiry high, the sales pipeline growing, and a significant number of discussions with prospective clients in the well-developed stage.  In these difficult economic conditions, companies still seek to implement and upgrade Diligent Boardbooks as a way to save costs, improve efficiencies and broaden their corporate governance and compliance standards.

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

Interest Income, net

Interest income is derived from interest bearing bank deposits held by US, UK and New Zealand bank accounts, together with investment income from a loan receivable due from a related party, SSH LLC.  Interest expense is attributable to financing costs of capital leases.

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

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the tax years ended December 31, 2008 and 2007 are open for examination by the respective taxing jurisdictions.

Note receivable from affiliate

The note receivable from affiliate represents amounts due from SSH LLC under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”).

The Note bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  SSH LLC elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, in which case they were added to the principal balance and bear interest from the date the payment was due. The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  At December 31, 2008, the Note was secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC.

At June 30, 2009 and December 31, 2008, the contractual outstanding loan balance was $7,161,791 (including accrued interest through December 31, 2008 of $371,778).  In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company evaluated the collectability of the loan and determined that at December 31, 2008 it was probable that the Company would be unable to collect all amounts contractually due under the Note.  This conclusion was principally based on the deterioration in the value of the underlying collateral and the worsening economic environment.

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

On March 30, 2009, SSH LLC sold 2,387,263 pledged shares to Spring Street Partners, L.P. in a private transaction valued at $0.075 per share or $179,045 in the aggregate.  The proceeds were applied against the Note interest payments due April 1 and July 1, 2009.  As a result, the number of shares securing the Note at June 30, 2009 is 22,612,737.

At June 30, 2009, the Company reviewed the valuation of the Note and determined that no further adjustment to the valuation allowance of $5.8 million is necessary.

Recent accounting pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments  requires an entity to provide the annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company has provided the disclosures required by FSP 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events.  This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which change the way entities account for securitizations and special-purpose entities.  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities and SFAS No. 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the Codification).  The Codification will be the single source of authoritative U.S. nongovernmental generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues and will change the way GAAP is referenced.   The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company will begin to use the new Codification when referring to GAAP in its consolidated financial statements for the third quarter of 2009.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenues

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Revenues	$1,156,732	$700,368	$456,364

The growth in total revenues of 65% in the second quarter of 2009 when compared with the 2008 second quarter is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At June 30, 2009, the cumulative license agreements were 213, compared with 117 at June 30, 2008.  A net of 20 new licenses were added during the second quarter of 2009, compared with 28 for the second quarter of 2008.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Cost of Revenues	$539,834	$470,671	$69,163

Cost of revenues is comprised of account management, customer support and IT services.  For the three months ended June 30, 2009, account management costs increased by approximately $69 thousand as compared to the 2008 second quarter, primarily as a result of additional staffing requirements.  Customer support costs decreased by approximately $36 thousand, primarily due to headcount reductions.  The remainder of the increase in cost of revenues is attributable to IT services.  IT services costs have increased primarily due to additional hosting facilities the Company has added as a result of the growth in the number of users.

Cost of revenues as a percentage of revenues decreased to 46.7% for the 2009 second quarter, compared with 67.2% for the second quarter of 2008, as a result of the greater economies of scale that we have achieved as our client base increased.

Selling and Marketing Expenses

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Selling and Marketing Expenses	$593,064	$1,782,530	$(1,189,466)

Subsequent to our initial public offering at the end of 2007, we significantly increased our sales and marketing efforts, and the first half of 2008 includes the effect of this initiative.  By the third quarter of 2008, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  These cost reductions were fully implemented by the first quarter of 2009, and resulted in the significant decrease in selling and marketing expenses for the three months ended June 30, 2009 as compared to the comparable 2008 period. Despite this decrease in sales and marketing expenditures, we were able to achieve an increase in revenues, in large part because our smaller sales force was more experienced, fully trained and better focused.

We reduced our total sales force to 7 at June 30, 2009 from 18 at June 30, 2008, and our fully trained sales force to a quarterly average of 9 for the second quarter of 2009 from 14 for the comparable 2008 quarter, resulting in a decrease in salaries, commissions and benefits of approximately $0.53 million for the three months ended June 30, 2009, as compared to the first quarter of 2008.  In addition, we refocused our efforts on the North American market, resulting in a decrease in costs of our UK sales office of $0.33 million.  Other significant decreases included travel and entertainment ($0.03 million), outside contractors ($0.09 million), marketing salaries and wages ($0.06 million) and other marketing costs ($0.12 million).

General and Administrative Expenses

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
General and Administrative Expenses	$995,598	$1,194,963	$(199,365)

General and administrative expenses included approximately $3 thousand of share-based compensation expense for the three months ended June 30, 2009, compared with $241 thousand for the three months ended June 30, 2008.  General and administrative expenses, excluding share-based compensation, were $993 thousand and $954 thousand for the three months ended June 30, 2009 and 2008, respectively.  While the total general and administrative expenses increased by approximately $39 thousand, it includes a net increase in professional fees of approximately $12 thousand, and an increase of $42 thousand in salaries and wages as a result of additional staffing requirements.  These increases were offset by a decrease in directors’ fees and travel expenses, as we decreased the number of directors from nine at June 30, 2008 to six at June 30, 2009, as part of our cost reduction initiative.

Research and Development Expenses

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Research and Development Expenses	$199,238	$291,638	$(92,400)

Research and development expenses decreased 32% in the second quarter of 2009 as compared to the second quarter of 2008.  Our research and development is performed primarily by our New Zealand subsidiary.  The primary contributor to this overall decrease is the decline in the average NZD/US$ exchange rate of 22% for the second quarter of 2009 versus 2008.  There was also a reduction in R&D staffing after the achievement of certain key product enhancements.

Depreciation and Amortization

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Depreciation and Amortization	$94,404	$69,032	$25,372

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer software, computer equipment and leasehold improvements.

Interest Income, net

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Interest Income, net	$100,855	$172,653	$(71,798)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the decrease in our cash and term deposit balances to $1.9 million at June 30, 2009 from $6.9 million at June 30, 2008.

Foreign Exchange Transaction Gain/(Loss)

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Foreign Exchange Gain (Loss)	$41,796	$(60,727)	$102,523

The parent Company maintains a portion of its cash balances in NZD and GBP.  The foreign exchange gain of $41,796 for the three months ended June 30, 2009 is a result of the weakening of the US dollar against both the NZD and GBP from March 31, 2009 to June 30, 2009.

Other Income

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Other Income	$170,954	$-	$170,954

Other income consists of a recovery of UK Value Added Tax (VAT) on prior year expenses.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Revenues

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Revenues	$2,153,904	$1,292,172	$861,732

The growth in revenues of 67% in the first half of 2009 when compared with the first half of 2008 is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At June 30, 2009, the cumulative license agreements were 213, compared with 117 at June 30, 2008.  A net of 39 new licenses were added during the first half of 2009, compared with 43 for the first half of 2008.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Cost of Revenues	$995,567	$899,996	$95,571

Cost of revenues is comprised of account management, customer support and IT services.  For the six months ended June 30, 2009, account management costs increased by approximately $72 thousand as compared to the six months ended June 30, 2008, primarily as a result of additional staffing requirements.  Customer support costs decreased by approximately $56 thousand, primarily due to headcount reductions.  The remainder of the increase in cost of revenues is attributable to IT services.  IT services costs have increased primarily due to additional hosting facilities the Company has added as a result of the growth in the number of users.

Cost of revenues as a percentage of revenues decreased to 46.2% for the first half of 2009, compared with 69.7% for the comparable 2008 period, as a result of the greater economies of scale that we have achieved as our client base increased.

Selling and Marketing Expenses

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Selling and Marketing Expenses	$1,273,661	$3,384,895	$(2,111,234)

Subsequent to our initial public offering at the end of 2007, we significantly increased our sales and marketing efforts, and the first half of 2008 includes the effect of this initiative.  By the third quarter of 2008, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  These cost reductions were fully implemented by the first quarter of 2009, and resulted in the significant decrease in selling and marketing expenses for the six months ended June 30, 2009.  Despite this decrease in sales and marketing expenditures, we were able to achieve an increase in revenues, in large part because our smaller sales force was more experienced, fully trained and better focused.

We reduced our total sales force to 7 at June 30, 2009 from 18 at June 30, 2008, and our fully trained sales force to a quarterly average of 9 for the second quarter of 2009 from 14 for the comparable 2008 quarter, resulting in a decrease in salaries, commissions and benefits of approximately $0.89 million for the six months ended June 30, 2009, as compared to the first six months of 2008.   In addition, we refocused our efforts on the North American market, resulting in a decrease in costs of our UK sales office of $0.61 million.  Other significant decreases included travel and entertainment ($0.08 million), outside contractors ($0.15 million), marketing salaries and wages ($0.09 million) and other marketing costs ($0.27 million).

General and Administrative Expenses

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
General and Administrative Expenses	$2,124,041	$2,543,958	$(419,917)

General and administrative expenses included approximately $23 thousand of share-based compensation expense for the six months ended June 30, 2009, compared with $481 thousand for the six months ended June 30, 2008.  General and administrative expenses, excluding share-based compensation, were $2,101 thousand and $2,063 thousand for the six months ended June 30, 2009 and 2008, respectively.  While the total general and administrative expenses increased by approximately $38 thousand, the first half of 2009 included a net increase in professional fees of approximately $113 thousand, and an increase of $145 thousand in salaries and wages as a result of additional staffing requirements.  These increases were offset by decreases in directors’ fees and travel expenses, as we decreased the number of directors from nine at June 30, 2008 to six at June 30, 2009, as part of our cost reduction initiative.

Research and Development Expenses

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Research and Development Expenses	$358,927	$575,838	$(216,911)

Research and development expenses decreased 38% in the first half of 2009 as compared to the first half of 2008.  Our research and development is performed primarily by our New Zealand subsidiary. The primary contributor to this overall decrease is the decline in the average NZD/US$ exchange rate of 28% for the first six months of 2009 versus 2008.  There was also a reduction in R&D staffing after the achievement of certain key product enhancements.

Depreciation and Amortization

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Depreciation and Amortization	$183,961	$121,745	$62,216

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer software, computer equipment and leasehold improvements.

Interest Income, net

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Interest Income, net	$185,642	$379,616	$(193,974)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the decrease in our cash and term deposit balances from $6.9 million at June 30, 2008 to $1.9 million at June 30, 2009.

Foreign Exchange Transaction Gain/(Loss)

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Foreign Exchange Gain/(Loss)	$(893)	$18,812	$(19,705)

The parent Company maintains a portion of its cash balances in NZD and GBP.  The foreign exchange loss of $893 for the six months ended June 30, 2009 is a result of the strengthening of the US dollar against the NZD and GBP in the first quarter of 2009, which more than offset the gains of the second quarter.

Other Income

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Other Income	$170,954	$-	$170,954

Other income consists of a recovery of UK Value Added Tax (VAT) on prior year expenses.

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity were cash and cash equivalents and term deposits totaling approximately $1.9 million, and accounts receivable of approximately $0.3 million.  On March 11, 2009, the Company secured $2.9 million (net) of financing from Spring Street Partners, L.P. and Carroll Capital Holdings, LLC, who collectively purchased 30 million shares of newly-created Series A Preferred Stock for $0.10 per share.  Prior to March 2009, our primary source of financing was the proceeds of our New Zealand public offering completed in December 2007, which raised $16.4 million (net) from the issuance of 24 million shares of common stock.

Despite growth in net sales, our growth rate lagged behind the projections we had set for the Company at the time of the IPO, which was exacerbated by the global financial crisis.  Amid liquidity concerns, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  During the fourth quarter of 2008, we significantly reduced our sales force, reduced salaries for some of our more highly compensated employees and reduced the number of members of the board of directors.  At the current level of reduced expenses, coupled with current sales growth forecasts, management believes this funding will be sufficient to support the operations and obligations of the Company through an expected cash flow break even by the end of the third quarter of 2010.

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

Net Cash Flows from Operating Activities

Cash used in operating activities for the first half of 2009 was $2.02 million, compared with $5.97 million for the first half of 2008.  This reduction in cash used in operations resulted from an increase in sales of $0.86 million and a decrease in operating expenses of $2.69 million.  During the first half of 2008, the Company incurred significant expenses to expand our sales and marketing efforts.  By the end of 2008, we had scaled back expenses, which is reflected in the results for the first half of 2009.

Net Cash Flows from Investing Activities

Cash used in investing activities decreased from $1.66 million in the first half of 2008 to $0.18 million in the first half of 2009, predominantly used for purchases of property and equipment.  Subsequent to the IPO in December 2007, the Company invested significant amounts in our infrastructure, which resulted in additions to property and equipment of over $0.60 million during the first half of 2008.  Additionally, over $1.0 million of cash was invested in a term deposit during the first half of 2008.

Net Cash Flows from Financing Activities

For the first half of 2009, cash provided by financing activities was $2.80 million, compared with $0.32 million used in financing activities for the first half of 2008.  During the first quarter of 2009, the Company secured $2.9 million in financing, net of issuance costs, from the issuance of Series A preferred stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended June 30, 2009, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 29, 2009 (New Zealand time), Alessandro Sodi, Sharon Daniels, Peter Huljich, Rick Bettle and Mark Russell were re-elected as common directors, each to hold office until the 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The term of David Liptak as the director elected by the holders of the Company’s Series A Preferred Stock continued after the meeting. At the Annual Meeting of Stockholders, the selection of Holtz Rubenstein Reminick LLP as independent registered public accounting firm of the Company for fiscal year 2009 was ratified by the stockholders. Votes cast on these issues were as follows:

	For	Against/Withheld	Abstain
Alessandro Sodi	61,020,578	55,000	139,333
Sharon Daniels	61,153,911	61,000	—
Peter Huljich	61,026,578	55,000	133,333
Rick Bettle	60,911,621	303,290	—
Mark Russell	61,159,911	55,000	—
Holtz Rubenstein Reminick	61,081,578	—	133,333

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Numbers	Exhibits

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: August 13, 2009	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2009	By:	/s/ Hunter Cohen
Hunter Cohen, Chief Financial Officer (Principal Financial Officer)