Form 10-Q
period 2009-09-30
Diligent Board Member Services, Inc.
filed 2009-11-10
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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
☐ Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of November 9, 2009 was 90,440,000.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,308,928	$1,265,347
Term deposit	72,270	58,150
Accounts receivable, net	313,495	390,180
Prepaid expenses and other current assets	244,778	222,617
Total current assets	1,939,471	1,936,294

Property and equipment, net	1,164,184	1,116,007
Note receivable from affiliate, net of valuation allowance	1,361,791	1,361,791
Restricted cash - security deposits	247,675	246,685
Total assets	$4,713,121	$4,660,777

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Accounts payable and accrued expenses	$388,507	$474,860
Deferred revenue	1,108,549	601,408
Current portion of obligations under capital leases	105,182	114,308
Payables to affiliates	5,530	49,578
Total current liabilities	1,607,768	1,240,154

Obligations under capital leases, less current portion	81,180	50,816
Other noncurrent liabilities	41,535	-

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 30,000,000 and 0 shares issued and outstanding (liquidation value $4,684,438)	3,060,701	-

Stockholders' (deficiency) equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 90,440,000 shares issued and outstanding	90,440	90,440
Additional paid-in capital	24,498,273	24,618,070
Accumulated deficit	(24,656,856)	(21,318,658)
Accumulated other comprehensive loss	(9,920)	(20,045)
Total stockholders' (deficiency) equity	(78,063)	3,369,807
Total liabilities, redeemable preferred stock and stockholders' (deficiency) equity	$4,713,121	$4,660,777

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$1,303,764	$797,721	$3,457,668	$2,089,893
Cost of revenues	548,555	522,588	1,544,122	1,422,584
Gross profit	755,209	275,133	1,913,546	667,309

Operating expenses:
Selling and marketing expenses	579,414	1,480,228	1,853,075	4,865,123
General and administrative expenses	931,096	1,557,457	3,055,137	4,101,415
Research and development expenses	183,826	235,033	542,753	810,871
Depreciation and amortization	102,775	74,623	286,736	196,368
Total operating expenses	1,797,111	3,347,341	5,737,701	9,973,777

Operating loss	(1,041,902)	(3,072,208)	(3,824,155)	(9,306,468)

Other income (expenses):
Interest income, net	90,919	133,407	276,561	513,023
Foreign exchange transaction gain/(loss)	54,820	(296,873)	53,927	(278,061)
Other	-	-	170,954	-
Total other income (expenses)	145,739	(163,466)	501,442	234,962

Loss before provision for income taxes	(896,163)	(3,235,674)	(3,322,713)	(9,071,506)

Provision for income taxes	9,429	26,652	15,485	44,239

Net loss	$(905,592)	$(3,262,326)	$(3,338,198)	$(9,115,745)

Net loss per share (basic and diluted)	$(0.01)	$(0.03)	$(0.04)	$(0.09)
Weighted average shares outstanding (basic and diluted)	90,440,000	102,071,000	90,348,425	102,071,000

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,338,198)	$(9,115,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286,736	196,368
Share-based compensation	79,754	697,370
Accrued interest receivable	-	(258,141)
Changes in operating assets and liabilities:
Accounts receivable	76,685	(294,446)
Prepaid expenses and other current assets	(22,161)	(35,027)
Restricted cash - security deposits	(990)	(204,544)
Accounts payable and accrued expenses	(86,353)	83,744
Deferred revenue	507,141	115,746
Payables to affiliates	(44,048)	(121,897)
Other noncurrent liabilities	41,535	-
Net cash used in operating activities	(2,499,899)	(8,936,572)
Cash flows from investing activities:
Cash acquired in acquisition, net of purchase price	-	83,593
Investment in term deposit	-	(993,620)
Purchase of property and equipment	(204,827)	(856,967)
Net cash used in investing activities	(204,827)	(1,766,994)
Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock, net	2,861,150	-
Cash paid for note receivable from affiliate	-	(100,000)
Due from officers	-	(145,843)
Payments of obligations under capital leases	(102,147)	(77,468)
Net cash provided by (used in) financing activities	2,759,003	(323,311)
Effect of exchange rates on cash and cash equivalents	(10,696)	8,691
Net increase (decrease) in cash and cash equivalents	43,581	(11,018,186)
Cash and cash equivalents at beginning of period	1,265,347	13,675,080
Cash and cash equivalents at end of period	$1,308,928	$2,656,894

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$21,775	$30,563
Income taxes	$19,948	$7,184
Supplemental disclosure of noncash investing and financing activities:
Share-based compensation	$79,754	$697,370
Property and equipment acquired under capital leases	$123,385	$-
Conversion of accrued interest to loan principal	$-	$258,141

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The Company has evaluated all subsequent events through November 9, 2009, which represents the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of September 30, 2009, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

2)	Liquidity

Despite growth in net sales during 2008, the Company’s growth rate lagged behind its projections.  Amid liquidity concerns, the Company initiated plans to scale back its growth plans in order to reduce operating expenses.  During the fourth quarter of 2008, the Company significantly reduced its sales force, reduced salaries for some of its more highly compensated employees and reduced the number of members of the board of directors.  The Company also actively sought additional sources of financing and, in March 2009, issued 30,000,000 shares of newly-created Series A Preferred Stock for $0.10 per share, providing additional capital of $2,861,150, net of issuance costs (See Note 7).

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

The note receivable from affiliate, due from SSH LLC, provides for quarterly interest payments of approximately $90,000 due through October 1, 2010, and a $7,161,791 principal payment due October 1, 2010.  This note is collateralized with 21,992,597 shares of Diligent common stock.  Management believes that collection of the note receivable is dependent upon, and limited to, the amount of cash that SSH LLC can receive from the sale of the underlying collateral as payments become due and has recorded a valuation allowance on the note (see Note 6).  Although management believes a portion of the principal will be collected when due in October 2010, with the exception of interest payments due under the note, the Company has not included the collection of the note receivable in its liquidity planning.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Share-based compensation – In November 2007, we adopted our 2007 Stock Option and Incentive Plan pursuant to which we intend to issue share-based compensation from time to time, in the form of stock, stock options and other equity based awards.

Share-based compensation consists of stock or stock options issued to employees and contractors for services rendered.  The Company measures the cost of employee services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award.

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

Earnings per share – Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares.  Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, unvested restricted common shares and stock options.  Because the Company reported a net loss for all periods presented, all potential common shares attributable to unvested restricted stock and stock options have been excluded from the computation of the diluted net loss per share because the effect would have been anti-dilutive.

Recent accounting pronouncements – In April 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance on management’s assessment of subsequent events, which establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance was effective for interim and annual periods ending after June 15, 2009, and the implementation did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which will change the way entities account for securitizations and special-purpose entities.  The new guidance eliminates existing exceptions, strengthens the standards relating to securitizations and special-purpose entities, and enhances disclosure requirements, and is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”), which is the single source of authoritative U.S. nongovernmental GAAP.  The Codification does not change GAAP, but is intended to make it easier to find and research issues and will change the way GAAP is referenced.   The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company has begun to use the new Codification when referring to GAAP in this Form 10-Q.

4)	Acquisition of DBMS NZ

On January 1, 2008, the Company acquired all the outstanding shares of DBMS NZ, for NZD 5,000 (US$3,804).  Prior to the acquisition, DBMS NZ provided research and development services for the Company.

5)	Term deposit

At September 30, 2009, the Company had a term deposit with a New Zealand bank with an original term of 365 days.  The term deposit in the amount of NZD 100,000 (US$72,270 at September 30, 2009) bears interest at 4.50% and matures in March 2010.

At December 31, 2008, the Company had a term deposit with a New Zealand bank with an original term of 100 days.  The term deposit in the amount of NZD 100,000 (US$58,150 at December 31, 2008) bore interest at 6.00% and matured in March 2009.

6)	Note receivable from affiliate

The note receivable from affiliate represents amounts due from SSH LLC under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”).

The Note bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  SSH LLC elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, in which case the interest was added to the principal balance and continues to accrue interest from the date the payment was due. The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  At December 31, 2008, the Note was secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC.

At September 30, 2009 and December 31, 2008, the contractual outstanding loan balance was $7,161,791 (including accrued interest through December 31, 2008 of $371,778).  The Company evaluated the collectability of the loan and determined that at December 31, 2008 it was probable that the Company would be unable to collect all amounts contractually due under the Note.  This conclusion was principally based on the deterioration in the value of the underlying collateral and the worsening economic environment.

At December 31, 2008, the Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to the estimated fair value of the underlying collateral.  In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the recent issue of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3 inputs.

On March 30, 2009, SSH LLC sold 2,387,263 pledged shares to Spring Street Partners, L.P. in a private transaction valued at $0.075 per share, or $179,045 in the aggregate.  The proceeds were applied against the Note interest payments due April 1 and July 1, 2009.  In September 2009, SSH LLC sold an additional 620,140 shares to Spring Street Partners, L.P. in a private transaction valued at $0.144 per share.  The proceeds of $89,523 were used to pay the interest due October 1, 2009.  As a result, the number of shares securing the Note at September 30, 2009 is 21,992,597.

At September 30, 2009, the Company reviewed the valuation of the Note and determined that no further adjustment to the valuation allowance is necessary.

7)           Redeemable Preferred Stock – On March 11, 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for $0.10 per share in a private offering, for an aggregate of $3,000,000 in additional capital.  Expenses relating to the share issuance were $138,850.  The principal terms of the Preferred Shares are as follows:

Dividend rights – The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company’s option) be paid either in cash or in kind by the issuance of additional Preferred Shares (PIK Shares), to be issued at the same issue price as the Series A Preferred Stock of $0.10 per share.  The 11% annual dividend on the Preferred Shares will have preference over the declaration or payment of any dividends on the Company’s common stock (ordinary shares).  In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro rata in any dividend paid on the Company’s common stock.

Conversion rights – The Preferred Shares are convertible at any time at the option of the holders into the Company’s common stock on a one-for-one basis at a conversion price of $0.10 per share. In addition, Preferred Shares will automatically be converted into common stock upon the closing of an underwritten share offering by the Company on a registered stock exchange which realizes at least $40,000,000 of gross proceeds.

Redemption rights – The holders of the Preferred Shares have the option to require the Preferred Shares (including any PIK shares) to be redeemed in cash, at $0.10 per share plus accrued and unpaid dividends, at any time after 60 months from the date of issue of the Preferred Shares.

Anti-Dilution Provision – In the event of a future offering of the Company’s stock at a price per common share which is less than the Preferred Share conversion price immediately before such offering, the conversion price for the Preferred Shares is adjusted according to a weighted average formula.

Liquidation entitlement – In the event of any voluntary or involuntary liquidation of the Company, the holders of Preferred Shares are entitled to an amount per Preferred Share equal to 1.5 times the original issue price of $0.10 plus any dividends which have become due but have not been paid.

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

Accounting for Preferred Shares – US GAAP requires that, if certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments.  The Company has evaluated the conversion option on the Preferred Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded.  The Company has classified the Preferred Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Preferred Shares may demand redemption any time after 60 months from the date of issue.  The securities are carried at their face value net of issuance costs plus accrued dividends (representing fair value) because the contingency has not been met and it is not probable that it will be met.  If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

The carrying value of the Preferred Shares at September 30, 2009 is as follows:

Gross proceeds	$3,000,000
Less: Issuance costs	(138,850)
$2,861,150
Cumulative amortization of offering costs	15,113
Cumulative in kind dividend	184,438
Balance at September 30, 2009	$3,060,701

8)           Stockholders’ equity – In March 2009, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 200,000,000 to 250,000,000.

9)           Stock option and incentive plan – In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the Plan”) authorizing the granting of awards to selected employees, directors and consultants of the Company, and its affiliates in the form of incentive stock options, non-qualified stock options, and stock awards. The Plan is administrated by the Company's Board of Directors. Pursuant to delegation by the Company's Board of Directors, the Remunerations and Nominations Committee determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the Plan.  The Plan authorizes the issuance of up to 10,000,000 shares of the Company’s common stock.

Restricted Stock Awards – On November 8, 2007, the Company granted 4,000,000 shares of common stock to selected employees (3,064,000 shares), directors (200,000 shares) and consultants (736,000 shares) of the Company, and its affiliates. Of these shares, 2,071,000 shares were fully vested upon issuance on December 12, 2007, 160,000 shares were forfeited during 2008 and 1,769,000 shares vested on January 1, 2009, based on continued employment through that date. The fair value of the awards to employees was estimated to be NZD 0.90(US$0.69) per share, which was the closing price of the Company's stock on December 12, 2007. The fair values of the awards to non-employees were closing prices on various measurement dates.

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

During the nine months ended September 30, 2009 and 2008, the Company recognized share-based compensation costs related to restricted stock awards of $23,099 and $697,370, respectively.

There were 2,119,000 shares of nonvested restricted stock outstanding at December 31, 2008, of which 1,769,000 became fully vested on January 1, 2009, 250,000 became fully vested in February 2009, and the remaining 100,000 became fully vested in May 2009.  Accordingly, at September 30, 2009 restricted stock is fully vested and there is no unrecognized compensation cost.

Stock Option Awards – On August 20, 2009 the Board of Directors approved the Stock Option Agreement, which contains the terms and conditions with respect to stock options granted by the Company under the Plan.  On that date, the Board of Directors awarded 3,650,000 stock options to officers and an additional 100,000 options to two former outside directors of the Company.  The exercise price of each option is the market price of the Company’s stock for the last sale prior to the grant date, converted to U.S. dollars using the exchange rate in effect on the grant date.  The options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested options must be exercised generally within three months, or upon death or disability, in which cases the vested options may be exercised within twelve months, but in all cases the exercise date may not exceed the expiration date.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the resulting fair value is recorded as share-based compensation expense on a straight line basis over the option vesting period for employee stock options, ranging from six months to three years.  The value of the options granted to former directors was charged to expense as of the grant date.

The fair values of the options granted were estimated based on the following assumptions:

Expected volatility (1)	183.98 - 186.94%
Expected term (2)	5.35 – 6.00 years
Risk-free interest rate (3)	2.43 - 2.75%
Dividend yield	-

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

The weighted average grant-date fair value of the options granted was $0.1369.

A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2009	-	$-
Granted	3,750,000	.14
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2009	3,750,000	.14	9.89 years
Exercisable at September 30, 2009	-	$.14

During the nine months ended September 30, 2009, the Company recognized share-based compensation costs related to stock options of $56,655.  At September 30, 2009 there was $456,802 of unrecognized share-based compensation expense related to options granted that will be recognized over the next three years.

10)          Income taxes – The Company records an income tax provision for foreign tax obligations in New Zealand.  No US current income taxes have been provided due to losses incurred.  The Company has recorded a full valuation allowance against all US deferred tax assets because it is more likely than not that the deferred tax assets will not be realized.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the tax years ended December 31, 2008 and 2007 are open for examination by the respective taxing jurisdictions.

11)          Subsequent events – On October 9, 2009, the Company issued 910,000 stock option awards to employees, at an exercise price of $0.16 per share, which vest one year from the date of grant and expire  ten years from the date of grant

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The third quarter of 2009 was the best quarter since inception for new sales, with the addition of 30 new agreements for Boardbook licenses and $0.65 million in annual recurring revenue.  For the nine months ended September 30, 2009, we added 69 new agreements and $1.64 million in annual recurring revenue.  The Company now has 243 worldwide clients and more than 6,500 users of its Boardbooks products, servicing customers across a wide range of industry segments.  Significantly for the Company, the third quarter performance reflects a positive shift in the confidence level of US companies, which had been particularly hard hit by the global financial crisis.  While the global economic climate continues to be challenging, interest in Boardbooks remains strong with the level of inquiry high, the sales pipeline growing, and a significant number of discussions with prospective clients in the well-developed stage.  In these difficult economic conditions, companies still seek to implement and upgrade Diligent Boardbooks as a way to save costs, improve efficiencies and broaden their corporate governance and compliance standards.

Despite the encouraging results of the third quarter, our overall performance continues to depend, in part, on worldwide economic conditions. The United States and other key international economies are currently undergoing a period of severe recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions and major multi-national companies, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and increased bankruptcies. These conditions could adversely affect our customers’ ability or willingness to purchase our service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferral of costs, the allowance for accounts receivable, software development costs, the impairment of long-lived assets and note receivable, income taxes and assumptions for share-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company expenses software development costs as they are incurred, until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers.  To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs.  Costs we incur to enhance products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of operations.

Prior to January 1, 2008, our research and development was outsourced to Diligent Board Member Services NZ Limited (“DBMS NZ”), an affiliate through common ownership by a stockholder and former director of the Company.  Effective January 1, 2008, the Company acquired DBMS NZ, thus the research and development activities are fully integrated into the Company.

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

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and the resulting fair value is recorded as compensation expense on a straight line basis over the option vesting period for employee stock options.

The fair values of the options granted were estimated based on the following assumptions:

Expected volatility (1)	183.98 - 186.94%
Expected term (2)	5.35 – 6.00 years
Risk-free interest rate (3)	2.43 - 2.75%
Dividend yield	-

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

Interest Income, net

Interest income is derived from interest bearing bank deposits held in US, UK and New Zealand bank accounts, together with investment income from a note receivable due from a related party, SSH LLC.  Interest expense is attributable to financing costs of capital leases.

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

Income taxes

The parent Company files U.S. federal and state income tax returns.  Foreign operations file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Note bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  SSH LLC elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, in which case the interest was added to the principal balance and continues to accrue interest from the date the payment was due. The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  At December 31, 2008, the Note was secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC.

At September 30, 2009 and December 31, 2008, the contractual outstanding loan balance was $7,161,791 (including accrued interest through December 31, 2008 of $371,778).  The Company evaluated the collectability of the loan and determined that at December 31, 2008 it was probable that the Company would be unable to collect all amounts contractually due under the Note.  This conclusion was principally based on the deterioration in the value of the underlying collateral and the worsening economic environment.

At December 31, 2008, the Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to the estimated fair value of the underlying collateral.  In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the recent issue of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3.

On March 30, 2009, SSH LLC sold 2,387,263 pledged shares to Spring Street Partners, L.P. in a private transaction valued at $0.075 per share, or $179,045 in the aggregate.  The proceeds were applied against the Note interest payments due April 1 and July 1, 2009.  In September 2009, SSH LLC sold an additional 620,140 shares to Spring Street Partners, L.P. in a private transaction valued at $0.144 per share.  The proceeds of $89,523 were used to pay the interest due October 1, 2009.  As a result, the number of shares securing the Note at September 30, 2009 is 21,992,597.

At September 30, 2009, the Company reviewed the valuation of the Note and determined that no further adjustment to the valuation allowance of $5.8 million is necessary.

Recent accounting pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance on management’s assessment of subsequent events, which establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance was effective for interim and annual periods ending after June 15, 2009, and the implementation did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which will change the way entities account for securitizations and special-purpose entities.  The new guidance eliminates existing exceptions, strengthens the standards relating to securitizations and special-purpose entities, and enhances disclosure requirements, and is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

In July 2009, the FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”), which is the single source of authoritative U.S. nongovernmental GAAP.  The Codification does not change GAAP, but is intended to make it easier to find and research issues and will change the way GAAP is referenced.   The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company has begun to use the new Codification when referring to GAAP in this Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenues

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Revenues	$1,303,764	$797,721	$506,043

The growth in total revenues of 63% in the third quarter of 2009 when compared with the 2008 third quarter is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At September 30, 2009, the cumulative license agreements were 243, compared with 144 at September 30, 2008.  A net of 30 new licenses were added during the third quarter of 2009, compared with 27 for the third quarter of 2008.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.  All of the deferred revenue of $1.1 million recorded on the balance sheet at September 30, 2009 will be recognized as revenue in the next twelve months, including $0.5 million which will be recognized in the fourth quarter of 2009.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Cost of Revenues	$548,555	$522,588	$25,967

Cost of revenues is comprised of account management, customer support and IT services.  For the three months ended September 30, 2009, employee costs included in cost of revenues increased by approximately $49 thousand as compared to the 2008 third quarter, primarily as a result of a realignment of certain management responsibilities from research and development to account management and customer support, offset by reductions in headcount.  This increase was offset by a decrease of approximately $23 thousand in hosting costs for the quarter.  Commencing in the third quarter of 2008, we added additional hosting facilities to accommodate growth, so although hosting costs are higher overall for 2009, the quarter to quarter costs are slightly lower due to the significant increase which occurred in the third quarter of 2008 and then leveled off.

Cost of revenues as a percentage of revenues decreased to 42.1% for the 2009 third quarter, compared with 65.5% for the third quarter of 2008, as a result of the greater economies of scale that we have achieved as our client base increased.

Selling and Marketing Expenses

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Selling and Marketing Expenses	$579,414	$1,480,228	$(900,814)

Subsequent to our initial public offering at the end of 2007, we significantly increased our sales and marketing efforts, and the first half of 2008 includes the effect of this initiative.  By the third quarter of 2008, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  These cost reductions were fully implemented by the first quarter of 2009, and resulted in the significant decrease in selling and marketing expenses for the three months ended September 30, 2009 as compared to the comparable 2008 period. Despite this decrease in sales and marketing expenditures, we were able to achieve an increase in revenues, in large part because our smaller sales force was more experienced, fully trained and better focused.

We reduced our total sales force to 8 at September 30, 2009 from 23 at September 30, 2008, and our fully trained sales force to a quarterly average of 8.3 for the third quarter of 2009 from 21.3 for the comparable 2008 quarter, resulting in a decrease in salaries and benefits of approximately $0.39 million for the three months ended September 30, 2009, as compared to the third quarter of 2008.  In addition, we refocused our efforts on the North American market, resulting in a decrease in costs of our UK sales office of $0.10 million.  Other significant decreases included outside contractors ($0.13 million), travel and entertainment ($0.05) and other marketing costs ($0.23 million).

General and Administrative Expenses

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
General and Administrative Expenses	$931,096	$1,557,457	$(626,361)

General and administrative expenses includes $0.06 million of share-based compensation expense for the three months ended September 30, 2009, compared with $0.24 million for the three months ended September 30, 2008.  General and administrative expenses, excluding share-based compensation, were $0.87 million and $1.32 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease in general and administrative expenses excluding share-based compensation is $0.45 million.  This includes a decrease in general and administrative expenses for our UK and New Zealand subsidiaries of $0.17 million which is a result of the refocusing of our efforts on our North American operations.  It also includes a net decrease in professional fees of approximately $0.13 million, a decrease of $0.05 million in rent, office and employee costs, a decrease of $0.03 million in travel, meals and directors’ costs, and other decreases of $0.07 million, all resulting from our cost reduction initiative.

Research and Development Expenses

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Research and Development Expenses	$183,826	$235,033	$(51,207)

Research and development expenses decreased 22% in the third quarter of 2009 as compared to the third quarter of 2008.  Our research and development is performed primarily by our New Zealand subsidiary, whose expenses in NZD decreased by 15% as a result of a reduction in R&D staffing after the achievement of certain key product enhancements.  The remainder of the decrease in R&D expense is due to the decline in the average NZD/US$ exchange rate by 6% for the third quarter of 2009 when compared with the average exchange rate for the third quarter of 2008.

Depreciation and Amortization

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Depreciation and Amortization	$102,775	$74,623	$28,152

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Interest Income, net

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Interest Income, net	$90,919	$133,407	$(42,488)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the decrease in our cash and term deposit balances to $1.4 million at September 30, 2009 from $3.7 million at September 30, 2008.

Foreign Exchange Transaction Gain/(Loss)

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Foreign Exchange Gain (Loss)	$54,820	$(296,873)	$351,693

The parent Company maintains a portion of its cash balances in NZD and GBP.  The foreign exchange gain of $55 thousand for the three months ended September 30, 2009 is a result of the Company holding less cash in foreign currency accounts during the third quarter of 2009 while the US dollar has weakened.  The loss in 2008 was a result of the Company holding significantly higher cash balances in NZD and the strengthening of the US dollar.

Results of Operations for the Nine months Ended September 30, 2009 and 2008

Revenues

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Revenues	$3,457,668	$2,089,893	$1,367,775

The growth in revenues of 65% in the first three quarters of 2009 when compared with the first three quarters of 2008 is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At September 30, 2009, the cumulative license agreements were 243, compared with 144 at September 30, 2008.  A net of 69 new licenses were added during the first three quarters of 2009, compared with 70 for the first three quarters of 2008.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost. All of the deferred revenue of $1.1 million recorded on the balance sheet at September 30, 2009 will be recognized as revenue in the next twelve months, including $0.5 million which will be recognized in the fourth quarter of 2009.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Cost of Revenues	$1,544,122	$1,422,584	$121,538

Cost of revenues is comprised of account management, customer support and IT services.  For the nine months ended September 30, 2009, employee costs included in cost of revenues increased by approximately $52 thousand as compared to the nine months ended September 30, 2008, primarily as a result of a realignment of certain management responsibilities from research and development to account management and customer support, offset by reductions in headcount.  The remainder of the increase in cost of revenues is attributable to IT services.  IT services costs have increased primarily due to additional hosting facilities the Company has added as a result of the growth in the number of users.

Cost of revenues as a percentage of revenues decreased to 44.7% for the first three quarters of 2009, compared with 68.1% for the comparable 2008 period, as a result of the greater economies of scale that we have achieved as our client base increased.

Selling and Marketing Expenses

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Selling and Marketing Expenses	$1,853,075	$4,865,123	$(3,012,048)

Subsequent to our initial public offering at the end of 2007, we significantly increased our sales and marketing efforts, and the first half of 2008 includes the effect of this initiative.  By the third quarter of 2008, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  These cost reductions were fully implemented by the first quarter of 2009, and resulted in the significant decrease in selling and marketing expenses for the nine months ended September 30, 2009.  Despite this decrease in sales and marketing expenditures, we were able to achieve an increase in revenues, in large part because our smaller sales force was more experienced, fully trained and better focused.

We reduced our total sales force to 8 at September 30, 2009 from 23 at September 30, 2008, and our fully trained sales force to a quarterly average of 8.3 for the third quarter of 2009 from 21.3 for the comparable 2008 quarter, resulting in a decrease in salaries and benefits of approximately $1.24 million for the nine months ended September 30, 2009, as compared to the first nine months of 2008.   In addition, we refocused our efforts on the North American market, resulting in a decrease in costs of our UK sales office of $0.62 million.  Other significant decreases included travel and entertainment ($0.14 million), outside contractors ($0.28 million), marketing salaries and wages ($0.15 million) and other marketing costs ($0.51 million).

General and Administrative Expenses

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
General and Administrative Expenses	$3,055,137	$4,101,415	$(1,046,278)

General and administrative expenses includes $0.08 million of share-based compensation expense for the nine months ended September 30, 2009, compared with $0.70 million for the nine months ended September 30, 2008.  General and administrative expenses, excluding share-based compensation, were $2.98 million and $3.40 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in general and administrative expenses excluding share-based compensation is $0.42 million.  This includes a decrease in general and administrative expenses for our UK and New Zealand subsidiaries of $0.26 million which is a result of the refocusing of our efforts on our North American operations.  It also includes a decrease of $0.31 million in travel, meals and directors’ costs as we decreased the number of directors from nine at September 30, 2008 to six at September 30, 2009, and decreases of $0.03 million in rent, office and professional fees resulting from our cost reduction initiative.  These decreases were offset by an increase in employee costs of $0.17 million due to additional staffing requirements.

Research and Development Expenses

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Research and Development Expenses	$542,753	$810,871	$(268,118)

Research and development expenses decreased 33% in the first three quarters of 2009 as compared to the first three quarters of 2008.  Our research and development is performed primarily by our New Zealand subsidiary, whose expenses in NZD decreased by 17% as a result of a reduction in R&D staffing after the achievement of certain key product enhancements.  The remainder of the decrease in R&D expense is due to the decline in the average NZD/US$ exchange rate by 21% for the first nine months of 2009 when compared with the average exchange rate for the first nine months of 2008.

Depreciation and Amortization

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Depreciation and Amortization	$286,736	$196,368	$90,368

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Interest Income, net

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Interest Income, net	$276,561	$513,023	$(236,462)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the decrease in our cash and term deposit balances from $3.7 million at September 30, 2008 to $1.4 million at September 30, 2009.

Foreign Exchange Transaction Gain/(Loss)

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Foreign Exchange Gain/(Loss)	$53,927	$(278,061)	$331,988

The parent Company maintains a portion of its cash balances in NZD and GBP.  The foreign exchange gain of $54 thousand for the nine months ended September 30, 2009 is a result of the Company holding less cash in foreign currency accounts during the first three quarters of 2009 while the US dollar has weakened.  The loss in 2008 was a result of the Company holding significantly higher cash balances in NZD and the strengthening of the US dollar.

Other Income

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Other Income	$170,954	$-	$170,954

Other income consists of a recovery of UK Value Added Tax (VAT) on prior year expenses.

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity were cash and cash equivalents and term deposits totaling approximately $1.4 million, and accounts receivable of approximately $0.3 million.  On March 11, 2009, the Company secured $2.9 million (net) of financing from Spring Street Partners, L.P. and Carroll Capital Holdings, LLC, who collectively purchased 30 million shares of newly-created Series A Preferred Stock for $0.10 per share.  Prior to March 2009, our primary source of financing was the proceeds of our New Zealand public offering completed in December 2007, which raised $16.4 million (net) from the issuance of 24 million shares of common stock.

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

The Company continues to consider and evaluate strategic growth opportunities that could result in additional capital requirements that are not currently within the budget.  Our current operating expenses and expected capital expenditures are fixed, predictable and adequate to support our budgeted growth.  The primary uncertainty concerning our capital needs pertains to our ability to achieve the expected sales growth in a timely manner such that recurring revenues exceed operating expenditures prior to the depletion of capital.

Net Cash Flows from Operating Activities

Cash used in operating activities for the first nine months of 2009 was $2.50 million, compared with $8.94 million for the nine months of 2008.  This reduction in cash used in operations resulted from an increase in revenues of $1.37 million and a decrease in operating expenses of $4.24 million.  During the three quarters of 2008, the Company incurred significant expenses to expand our sales and marketing efforts.  By the end of 2008, we had scaled back expenses, which is reflected in the results for the three quarters of 2009.

Net Cash Flows from Investing Activities

Cash used in investing activities decreased from $1.77 million in the first nine months of 2008 to $0.20 million in the comparable 2009 period, predominantly used for purchases of property and equipment.  Subsequent to the IPO in December 2007, the Company invested significant amounts in our infrastructure, which resulted in additions to property and equipment of over $0.85 million during the first three quarters of 2008.  Additionally, approximately $1.0 million of cash was invested in a term deposit during the first three quarters of 2008.

Net Cash Flows from Financing Activities

For the three quarters of 2009, cash provided by financing activities was $2.76 million, compared with $0.32 million used in financing activities for the comparable 2008 period.  During the first quarter of 2009, the Company secured $2.9 million in financing, net of issuance costs, from the issuance of Series A preferred stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended September 30, 2009, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Numbers	Exhibits

10.11	Employment agreement of CFO Steven P. Ruse

10.12	Form of Stock Option Award Agreement for stock option under 2007 Stock Option and Incentive Plan

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: November 9, 2009	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal
Executive Officer)

Dated: November 9, 2009	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal
Financial Officer)