Form 10-K
period 2009-12-31
Diligent Board Member Services, Inc.
filed 2010-03-18
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, “large accelerated filer” and smaller company: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐     Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of common equity held by non-affiliates as of the last business day of the registrant’s second fiscal quarter, computed by reference to the last sales price as reported by NZX on June 30, 2009 of NZD 0.12 (US$ 0.08) per share, was US$8.6 million.

The number of shares of the registrant’s common stock outstanding as of March 1, 2010 was 90,440,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)	Proxy Statement for the Annual Meeting to be held June 8, 2010, New Zealand Time.

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

GENERAL INFORMATION

History

We are a Delaware corporation that was incorporated on September 27, 2007.  On October 1, 2007, our accounting predecessor entity and sole stockholder at that time, Services Share Holding, LLC, (previously known as Diligent Board Member Services, LLC and referred to in this document as “SSH LLC”), contributed substantially all of its assets and its “Diligent Boardbooks” business to Diligent Board Member Services, Inc.  SSH LLC was founded in 1994 and developed complex database-driven software for large and small companies until 2003, when it shifted its focus to corporate governance service delivery software.

Company Overview

We develop and sell an online software application called Diligent Boardbooks, which is a web-based portal that directors and administrative staff use to compile, update and examine board materials before, during and after board meetings.  Each of our clients enters into a service agreement whereby we agree to provide and support the Diligent Boardbooks service.  Diligent provides clients with subscription-based access to its software and also provides associated services including securely hosting the clients’ data and customer service and support for the application.

The Boardbooks product features an on-screen interface that resembles a book and displays documents in single web-viewable pages, from a secure central database.  The software is accessed via the internet and is a “point and click” system that gives directors the ability to navigate throughout the entire virtual book.

Diligent uses the Software-as-a-Service (“SaaS”) model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients’ data. Under this model, Diligent offers annual renewable subscriptions for customer access to its Boardbook product which is hosted on Diligent’s secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

The SaaS model allows Diligent to differentiate itself through technological innovation and customer service while the subscription billing approach results in a predictable and recurring revenue stream. This SaaS model also allows companies to retain control over access to the application while outsourcing to Diligent the support activities, such as managing the IT infrastructure and maintaining the software.

The first phase of our business focus was developing and testing the Boardbooks system, building a loyal core of blue chip customers to become champions of the product, and promoting product awareness through exposure in print media.  During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities.  By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Boardbooks product.  We are now in the customer acquisition phase of our business and currently provide the Boardbooks service to over 280 companies and 7,300 users.

Development Timeline

The paragraphs below provide a general timeline of the development of the Diligent Boardbooks system:

•
The Diligent Boardbooks Concept (1998-2001). We began developing components of the Diligent Boardbooks system starting in 1998.  In 2001, SunAmerica Funds requested a solution to automate the management of its board meeting papers.  With this request, the Diligent Boardbooks concept was launched and a working concept was produced and tested, which was licensed to SunAmerica Funds.

•
Diligent Boardbooks Delivery and Development (2000-2002).  The development process took more than three years to create the first commercially viable version of Diligent Boardbooks. The founders of SSH LLC made this investment foreseeing the end product could become an extremely valuable licensing opportunity.

•
Diligent Boardbooks Testing (2002-2004).  With SunAmerica Funds as an anchor client, SSH LLC spent a year getting other major accounts to buy licenses in a market that had yet to deal with the implications of the Sarbanes-Oxley Act.  These clients had to be “seasoned” (a term we use to describe the time an account takes to become a “paying, satisfied Boardbooks client”) for years in many cases prior to them having the comfort to move their board materials to our servers.

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

•
Roll-out (2007-2008).  The roll-out of a sales force commenced in 2007 and by the end of the 3rd quarter our sales force had increased from 3 to 23 full time salespeople, which was subsequently reduced to 18 following performance evaluations. At the end of 2008, a general workforce reduction, due to a difficult worldwide economic climate, further reduced the sales force to 10.

•
Growth (2009- ).  Despite the current global economic crisis and sales force reduction, the Company had an exceptional year in 2009.  The fourth quarter of 2009 was the best quarter since inception for new sales, with the addition of 41 new agreements for Boardbook licenses and $0.75 million in annual recurring revenue.  For the full year 2009, we added 110 new agreements (63% growth) and $2.5 million in annual recurring revenue (64% growth).  Additionally, our revenues for 2009 increased 71% to over $5.0 million.

New Zealand Offering

Acquisition of the Diligent Boardbooks Business.

On October 1, 2007, we entered into a Contribution Agreement with SSH LLC, under which SSH LLC contributed assets and certain liabilities relating to the Diligent Boardbooks business as a contribution to our capital.  In order to effectuate this as a tax-free transaction, SSH LLC retained certain Diligent Boardbooks liabilities, which SSH LLC discharged using proceeds of a loan by us to SSH LLC of approximately $6,800,000.  The monies for this loan were part of the proceeds of the share offering described below under “New Zealand Offering.”  To our knowledge, SSH LLC has no continuing operations other than acting as a holding company for its Diligent shares.

New Zealand Offering.

On December 12, 2007, we completed an offshore offering of 24,000,000 common shares to members of the public in conjunction with a listing of our stock on the New Zealand Stock Exchange.  The net proceeds of the offering were approximately $16.4 million, which we used to:

•	Recruit additional staff to grow our business, including more licensing sales people in North America, Europe and the Pacific Rim.

•	Invest in the operational infrastructure required to scale the business.

•	Provide working capital to sustain the operations of the business while we further built our revenue streams.

•
Advance approximately $6.8 million to or on behalf of SSH LLC to retire certain debt obligations incurred by SSH LLC in connection with the development of the Diligent Boardbooks business.  Of the $6.8 million, approximately $3.1 million was reinvested by the holders of the obligations in our common stock in a private placement (See “Recent Sales of Unregistered Securities” within Item 5) such that our net cash outflow as a result of the loan was only $3.7 million.

Our common stock is listed on the New Zealand Stock Exchange and trades under the symbol “DIL.NZ”.

Acquisition of Diligent Board Member Services NZ Limited; Activities of UK Subsidiary

Effective January 1, 2008, we acquired the stock of Diligent Board Member Services NZ Limited, for consideration of NZD 5,000 (approximately US $3,800), which provides software development services and support.  Effective April 2008, our United Kingdom subsidiary, Diligent Boardbooks Limited, became active and is engaged in European sales.

Market Opportunity

The online board portal industry remains in its early stages with market penetration still relatively low. Our client base was previously comprised of blue chip companies predominantly in the financial services sector.  These entities had previously been prime targets because their board materials are crucial to effectively managing the corporate governance process. Public recognition by prominent publications has helped us become a leader in the provision of online board portal software in this sector, and a vast opportunity for us remains in the global financial services sector.

In addition to the financial services sector, Diligent has successfully expanded into numerous other sectors as well, including energy, oil and gas, health care, and universities. In spite of the financial stress in the key US market, an impressive list of new clients has been added, including several international brand names. Further inroads have also been made into Canada with major energy companies and one of Canada’s largest pension funds selecting the Boardbooks board portal to provide them with real time access to their vital board materials.

In 2009, Diligent achieved sales revenue of over $5 million, a year-to-year increase of 71%. The Company’s ability to continue to significantly grow its recurring income each quarter confirms that its SaaS business model is strongly positioned for the future.

The drivers behind Diligent’s significant sales growth include:

•	Greater brand recognition of the Diligent Boardbooks product.

•	A highly skilled and focused sales force.

•	Faster sales turnaround driven, in part, by a general return of business confidence.

•	High customer confidence in, and satisfaction with, the product; supporting a trend where existing clients continue to upgrade services, add new users and provide new client referrals.

An important factor to also note is that this growth has been achieved even though the number of trained sales staff has remained relatively consistent throughout 2009 and significantly down from sales staffing levels of 2008.

As confidence appears to be returning to US companies and the Diligent sales pipeline continues to grow, the company is considering expanding its sales force to take advantage of the real growth opportunities.  Given the sales performance to date, management has now achieved a proven model when it comes to driving results from its sales force.

Our Product Strengths

Established Brand.  We compete against several competitors within the board portal industry.  Notably however, we began development in early 2001 ahead of many of our competitors.  As a result, we believe our brand is more established in the marketplace.

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

Global Support.  We serve the highest level officers of some of the largest companies in the world.  To assist with completely meeting the expectations of these directors and their key employees, we have staff and contractors in four countries.  Our support team is trained to work with its high-level clients to solve any problem a user might encounter.  This high level of support is a core competency that has helped to ensure successful implementation and retention for over 280 companies and over 7,300 users to date, while keeping client attrition rates to less than five percent per year.

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

Business Model

We use the SaaS model to distribute our Diligent Boardbooks software to the market and maintain the security and integrity of our clients’ data.  Under this model, we license customer access to our Boardbook product, which is hosted on our secure servers, and offer a complete suite of related services including training, support, data migration and data security/backup.

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

Marketing; Growth Strategy

We believe building a successful sales and marketing team to present to and serve the boards of the world’s major corporations is a significant undertaking.  Staff must have a deep understanding of corporate governance issues while also being able to interact credibly with the board members and senior executives of major US and international corporations.

The roll-out of our sales force commenced in 2007. By the beginning of the 4th quarter 2008, our sales force had increased to 23 full-time salespeople and then was subsequently reduced to 18 after performance evaluations.  In November 2008, after consideration of the then current market environment and economic conditions, and the concern about the Company’s ability to raise additional growth financing on historically favorable terms, management decided to implement a cost reduction program that reduced staff by 13 people, including 8 in sales and 1 in marketing, leaving a total of 10 active in sales.  Although this was a dramatic cut in sales force, the Company retained its most effective salespeople and continued the pattern of growth necessary to maintain its market position.  We currently have 8 fully trained sales people and we continue on an ongoing basis to evaluate the performance of our sales team and make adjustments as prudent and/or necessary.

Intellectual Property

We acquired all Diligent Boardbooks-related intellectual property from SSH LLC, as of October 1, 2007.  We have protected our unique graphical user interface by copyright.  We have registered our “Diligent”® trademark and applied for “Diligent Boardbooks”™ and will continue to take steps to protect our intellectual property.

All software developed by us is protected by copyright and has been developed entirely by our employees.  Employees and contractors have no rights to the application source code, design, user interface or any other aspect of the application, which is protected by copyright and provisions in our employment contracts.

Clients have no rights, other than licensed use, to the application source code, and generally have no visibility of the source code.  We make occasional exceptions to allow clients to perform due diligence security audits, which are protected by non-disclosure/non-use agreements.  Client rights to the application are defined and protected by the client service agreement with us.

Customers and Certain Contracts

Our client base is currently comprised of large companies predominantly in the financial services sector, however, the Company has successfully expanded into numerous other sectors as well, including energy, oil and gas, health care and universities.  Our customers currently include SunAmerica Funds, Allianz Global Investors, New York Life Investment Management and Motorola.  We have implemented the Diligent Boardbooks system for over 280 companies and over 7,300 users.

Research and Development

Our research and development efforts are now focused on improving and enhancing our Diligent Boardbooks system.

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

Employees

As of March 1, 2010, we had approximately 45 full-time employees.  Of these, the majority are located in our New York, New York offices.  The remaining employees are located predominantly in our Christchurch, New Zealand office, which provides software and help desk support for several large corporations, as well as providing the software development of the Diligent Boardbooks product.  We also have administrative employees in our Wayne, New Jersey office.

ITEM 1A.  RISK FACTORS

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

ITEM 2.  PROPERTIES

Our headquarters are located at 39 West 37 St. 8th Floor, New York, NY 10018, where our primary executive, sales and administrative offices are located.  We also have an ancillary administrative office located at 155 Willowbrook Boulevard, Suite 100, Wayne, NJ 07470.  We have sales offices in England and New Zealand.  We also have an office at 49 Carlyle Street, Christchurch, New Zealand, where our software development takes place.  We lease all of these properties and do not own any real property.

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

ITEM 4.  [RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no United States established public trading market for our common stock.  On December 12, 2007 we completed a public share offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.”

The following table shows the high and low closing sales prices for our common stock in New Zealand dollars.

	Closing Price of Common Stock (NZD)
Period	High	Low
2008 – 1st Quarter	.76	.63
2008 – 2nd Quarter	.65	.23
2008 – 3rd Quarter	.40	.18
2008 – 4th Quarter	.25	.15
2009 – 1st Quarter	.15	.15
2009 – 2nd Quarter	.25	.10
2009 – 3rd Quarter	.25	.14
2009 – 4th Quarter	.44	.18

Holders

As of March 3, 2010 there are 710 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock within the past two fiscal years or during the current fiscal year, and have no plans to do so in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2009, no shares of common stock are issuable by us upon the exercise of options, warrants and rights under any equity compensation plan, except as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	4,660,003	.1439	899,997

Recent Sales of Unregistered Securities

The following is a summary of transactions by our company within the past three years involving sales of its securities that were not registered under the Securities Act of 1933 (or “Securities Act”).

On October 1, 2007, we issued 68,484,611 shares of our common stock to SSH LLC in exchange for a contribution of certain of its assets related to our Diligent Boardbooks business, subject to certain liabilities, as specified in a Contribution Agreement dated October 1, 2007, in a private offering under Section 4(2) of the Securities Act of 1933.

On December 10, 2007, we issued 7,515,389 shares of our common stock to various accredited investors for NZD1.00 (US$0.75) per share in a private placement that met the requirements of the safe harbor under Rule 903 of Regulation S promulgated under the Securities Act of 1933 for non-US persons and for accredited investors who were existing debt holders of SSH LLC.

On December 12, 2007, we issued 24,000,000 shares of our common stock pursuant to our initial public floatation on the New Zealand Stock Exchange for NZD1.00 per share in an offshore transaction that met the requirements of the safe harbor under Rule 903 of Regulation S promulgated under the Securities Act of 1933.  The offering was led by McDouall Stuart, a participant on the New Zealand Stock Exchange, on a best efforts basis.  In connection with the offering, McDouall Stuart received NZD420,000 as a lead sponsor fee, NZD720,000 in brokerage fees and NZD200,000 in incentive fees.

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

On October 23, 2008, we issued 600,000 shares of our common stock to our General Counsel and former CFO pursuant to written agreements under our 2007 Stock Option and Incentive Plan pursuant to the exemption from registration provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933.  These shares were subject to a substantial risk of forfeiture based on continued service requirements that lapsed at various dates through May 2009.

On March 11, 2009, we issued 30,000,000 shares of newly created Series A Preferred Stock to Spring Street Partners, L.P. and Carroll Capital Holdings, LLC for US$0.10 per share.  The Series A Preferred Stock was issued pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 (based on the issuance not involving any public offering and the shares being issued solely to accredited investors).  The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend may (at Diligent’s option) be paid on the first business day of each calendar year for the prior year either in cash or in kind by the issue of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share.  The 11% annual dividend on the Preferred Shares will rank ahead of the declaration or payment of any dividends on Diligent’s common stock (ordinary shares).  In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro rata in any dividend paid on Diligent’s common stock.  The Preferred Shares will be convertible at any time at the option of the holders into Diligent common stock on a one-for-one basis based on a conversion price of US$0.10 per share.  For the year 2009, the Board of Directors of the Company approved the issuance of PIK shares in lieu of cash, which dividend was effective January 4, 2010.  Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK Shares on January 4, 2010.

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

Overview

The Company develops and makes available an online software application called Diligent Boardbooks, a web based portal that board members, management and administrative staff use to compile, update, review and archive board materials before, during and after board meetings. The Company provides clients with subscription-based access to its software and also provides associated services including securely hosting the client’s data and customer service and support for the application.

Software-as-a-Service (“SaaS”) Model

The Company uses the Software-as-a-Service (“SaaS”) model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients’ data. Under this model, the Company offers annual renewable subscriptions for customer access to its Boardbook product which is hosted on the Company’s secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

The SaaS model allows the Company to differentiate itself through technological innovation and customer service while the subscription billing approach results in a predictable and recurring revenue stream. This SaaS model also allows clients to retain control over access to the application while outsourcing to the Company the support activities, such as managing the IT infrastructure and maintaining the software.

SaaS Benefits

The Company’s SaaS model addresses several difficulties found in the traditional software model and offers the following critical advantages for our company:

•
Highly scalable operations. Because our client’s boards do not ordinarily meet on a daily or monthly basis, our system has the capability to support many more Boards without absorbing increased costs associated with customer growth.

•
Better revenue visibility. By offering renewable annual subscriptions instead of one time perpetual licenses, the Company has much better revenue foresight. This high revenue visibility allows the Company to undertake much better planning and budgeting, with significant advantages for corporate strategy and profitability.

•
Lower cost of development. The Company has developed one application that is cost effectively shared across thousands of end users. This is considerably less expensive than developing all the permutations (data bases, operating systems, etc) needed by customers who want to run the software on their own premises.  These economies allow the Company to spend resources on developing increased functionalities for its Boardbooks application instead of on creating multiple versions of the same code.

•	Longer corporate life. The SaaS model has a long tail of recurring revenue that reduces investment risk, simplifies corporate planning and leads to extended corporate life.

•	Better expense visibility. Because revenue is more predictable, the Company is able to better plan expenses.

Diligent’s History

We began developing components of the Diligent Boardbooks system starting in 1998.  In 2001, SunAmerica Funds requested a solution to automate the management of its board meeting papers.  With this request, the founders of the Company launched the Diligent Boardbooks concept and produced and tested a working concept that was delivered to SunAmerica Funds.  By 2002, the founders of the Company believed the end product could become an extremely valuable licensing opportunity.  With SunAmerica Funds as one of our anchor clients, the Company spent a year selling Boardbooks licenses to other major accounts to buy licenses in a market that had yet to deal with the implications of the Sarbanes-Oxley Act.  Starting in 2006, after fully developing the capabilities of our product with our anchor clients, we began establishing our own credentials. Our marketing group produced promotional marketing materials featuring our anchor clients which described the Boardbooks product and explained its benefits for boards of directors.  For the next two years, before undertaking an international rollout of a large licensing sales force, we tested several key growth assumptions relating to scaling the Diligent Boardbooks product.

On December 12, 2007 we completed a public share offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.”  As a result, the Company is subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange.  There is no United States established public trading market for our common stock.  However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the U.S. subject to the reporting and regulatory requirements of the Securities and Exchange Commission (“SEC”) and the Securities Exchange Act of 1934.  Because of this dual regulation in New Zealand and the U.S., the Company is required to meet both standards, which means the Company sometimes is faced with conflicting requirements and always must comply with the more stringent rule.

Today, as a result of our commitment to sales and marketing, we are currently experiencing outstanding financial growth.  Despite the current global economic crisis, the Company had an exceptional year in 2009.  The fourth quarter of 2009 was the best quarter since inception for new sales, with the addition of 41 new agreements for Boardbook licenses and $0.75 million in annual recurring revenue.  For the full year 2009, we added 110 new agreements (63% growth) and $2.5 million in annual recurring revenue (64% growth).  Additionally, our revenues for 2009 are over $5.0 million, an increase of 71%. The Company now has over 280 worldwide clients and more than 7,300 users of its Boardbooks products, servicing customers across a wide range of industry segments

Critical Accounting Policies and Estimates

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

The Company recognizes revenue when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured.  Revenue from the Boardbooks licenses is recorded ratably over the contract period, which is generally twelve months.  License fees paid in advance are recorded as deferred revenue until recognized.  The Company generally invoices its customers in annual installments.  Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements.  The Company also earns fees for set-up and training (“installation fees”) of the Boardbooks system.  Historically, installation fees were recognized upon completion of the installation.  Effective October 1, 2008, installation fees are recorded ratably over the contract period. The effect of this change is not material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Software development costs are expensed as they are incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers.  To date, software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, the Company has not capitalized any development costs.  Costs incurred to enhance products after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of operations.

Prior to January 1, 2008, our research and development was outsourced to Diligent Board Member Services, NZ Limited (“DBMS NZ”), an affiliate of ours through common ownership by a stockholder and former director of the Company.  Effective January 1, 2008, the Company acquired DBMS NZ and now the research and development activities are fully integrated into the Company.

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

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Interest Income (Expense), net

Interest income is derived from interest bearing bank deposits held by US, UK and New Zealand bank accounts, together with investment income from a loan receivable due from a related party, SSH LLC.

Foreign Exchange

As a worldwide company, certain of Diligent’s revenues and expenses are denominated in foreign currencies, which are recorded at the approximate rates of exchange in effect at the transaction dates.  Assets and liabilities are translated at the exchange rates in effect at the balance sheet dates, with differences recorded as foreign exchange gains or losses in the statements of operations.  Additionally, the Company has cash balances maintained in New Zealand Dollars (NZD) and British Pound Sterling (GBP).

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

Income taxes

Diligent Board Member Services, Inc. files U.S. federal and state income tax returns.  Foreign operations file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note receivable from affiliate

The note receivable from affiliate (the “Note”) is recorded at net realizable value, adjusted for any valuation allowance for amounts considered uncollectable.  The valuation allowance is reviewed for adjustment at each reporting period.

At December 31, 2008, the Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to the estimated fair value of the underlying collateral.  In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the March 2009 issuance of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3 inputs.

At December 31, 2009, the Company reduced the valuation allowance to $5.5 million and recorded a corresponding gain of $300,000.  This recovery was based on the greater than expected number of shares held as collateral at December 31, 2009, due to the ability of SSH LLC to sell shares to meet the interest payments at higher than anticipated prices.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements at Item 8 of this Form 10-K.

Results of Operations for the Years Ended December 31, 2009 and 2008

Revenues

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Revenues	$5,000,639	$2,930,702	$2,069,937

The growth in revenues of 71% in the year ended December 31, 2009 when compared with 2008 is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At December 31, 2009, the cumulative license agreements were 284, compared with 174 at December 31, 2008, a 63% increase.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost. All of the deferred revenue of $1.6 million recorded on the balance sheet at December 31, 2009 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Cost of Revenues	$2,186,850	$1,878,027	$308,823

Cost of revenues is comprised of account management, customer support and IT services.  For the year ended December 31, 2009, employee costs included in cost of revenues increased by approximately $135 thousand as compared to the year ended December 31, 2008, primarily as a result of a realignment of certain management responsibilities from research and development to account management and customer support, offset by reductions in headcount.  The remainder of the increase in cost of revenues is attributable to an increase in IT services of $153 thousand, which has increased primarily due to hosting facilities the Company has added as a result of the growth in the number of users.

Cost of revenues as a percentage of revenues decreased to 43.7% in 2009, compared with 64.1% for 2008, as a result of the greater economies of scale that we have achieved as our client base increased.

Selling and Marketing Expenses

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Selling and Marketing Expenses	$2,436,912	$6,216,087	$(3,779,175)

Subsequent to our initial public offering at the end of 2007, we significantly increased our sales and marketing efforts, and the first half of 2008 includes the effect of this initiative.  By the third quarter of 2008, we initiated plans to scale back our growth plans in order to reduce our operating expenses.  These cost reductions were fully implemented by the first quarter of 2009, and resulted in the significant decrease in selling and marketing expenses for the year ended December 31, 2009.  Despite this decrease in sales and marketing expenditures, we were able to achieve an increase in revenues, in large part because our smaller sales force was more experienced, fully trained and better focused.

Our sales force peaked to 23 at September 30, 2008, and was subsequently reduced to 10 at December 31, 2008 and 8 at December 31, 2009, resulting in a decrease in salaries and benefits of approximately $1.7 million for the year ended December 31, 2009, as compared to 2008.   In addition, we refocused our efforts on the North American market, resulting in a decrease in costs of our UK sales office of $1.0 million.  Other significant decreases included travel and entertainment ($0.2 million), outside contractors ($0.3 million), marketing salaries and wages ($0.2 million) and other marketing costs ($0.4 million).

General and Administrative Expenses

	Year ended December 31,
	2009	2008	Increase/(Decrease)
G & A Expenses	$3,944,363	$5,418,747	$(1,474,384)
G & A Expenses, excluding share-based compensation	$3,741,110	$4,497,964	$(756,854)

The decrease in general and administrative expenses excluding share-based compensation includes a decrease in general and administrative expenses for our UK and New Zealand subsidiaries of $0.1 million which is a result of the refocusing of our efforts on our North American operations.  It also includes a decrease of $0.3 million in travel, meals and directors’ costs as we decreased the number of independent and compensated directors from five during most of 2008 to three at December 31, 2009, and decreases of $0.4 million in rent, office and professional fees resulting from our cost reduction initiative.  These decreases were offset by an increase in employee costs of $0.1 million due to additional staffing requirements.

Research and Development Expenses

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Research and Development Expenses	$730,201	$955,385	$(225,184)

Research and development expenses decreased 24% in 2009 as compared to 2008.  Our research and development is performed primarily by our New Zealand subsidiary, whose expenses in NZD decreased by 13% as a result of a reduction in R&D staffing after the achievement of certain key product enhancements.  The remainder of the decrease in R&D expense is due to the decline in the average NZD/US$ exchange rate by 13% for the first nine months of 2009 when compared with the average exchange rate for the first nine months of 2008.

Depreciation and Amortization

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Depreciation and Amortization	$418,644	$278,295	$140,349

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery (loss) on note receivable from affiliate

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Impairment recovery (loss) on note receivable from affiliate	$300,000	$(5,800,000)	$6,100,000

At December 31, 2008, the Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to the estimated fair value of the underlying collateral.  At December 31, 2009, the Company reduced the valuation allowance to $5.5 million and recorded a corresponding recovery of $300,000.  This recovery was based on the greater than expected number of shares held as collateral at December 31, 2009, due to the ability of SSH LLC to sell shares to meet the interest payments at higher than anticipated prices.

Interest Income, net

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Interest Income, net	$358,446	$601,280	$(242,834)

Interest income, net, includes interest income on the Note receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the decrease in our average cash balances from $6.4 million for the year ended December 31, 2008 to $1.6 million for the year ended December 31, 2009.

Foreign Exchange Transaction Gain/(Loss)

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Foreign Exchange Gain/(Loss)	$60,893	$(601,245)	$662,138

The parent Company maintains a portion of its cash balances in NZD and GBP.  The foreign exchange gain of $61 thousand for the year ended December 31, 2009 is a result of the Company holding less cash in foreign currency accounts during 2009 while the US dollar has weakened.  The loss in 2008 was a result of the Company holding significantly higher cash balances in NZD and the strengthening of the US dollar.

Other Income

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Other Income	$171,339	$-	$171,339

Other income consists primarily of a recovery of UK Value Added Tax (VAT).

Liquidity and Capital Resources

As of December 31, 2009, our principal sources of liquidity were cash and cash equivalents and term deposits totaling approximately $1.2 million, and accounts receivable of approximately $0.3 million.  The primary source of our liquidity for the past year has come from the financing secured in March, 2009.

On March 11, 2009, the Company secured $3 million of financing from Spring Street Partners, L.P. and Carroll Capital Holdings, LLC, who collectively purchased 30 million shares of newly-created Series A Preferred Stock for $0.10 per share.  As discussed in the following paragraph, at the current level of reduced expenses, coupled with current sales growth forecasts, management believes this funding will be sufficient to support sales growth and achieve cash flow breakeven by around the end of the third quarter of 2010.

In February 2010, the Company entered into an agreement with SSH LLC, which is conditioned upon stockholder approval at our annual stockholders’ meeting in June 2010, in accordance with NZX rules.  The agreement provides for the repayment of approximately $1.0 million in cash to the Company in partial prepayment of the outstanding Note.  The agreement also calls for partial prepayment of an additional $3.1 million by the surrender and cancellation of 11,650,000 Diligent shares which are held as collateral for the Note.  The repayment of the remaining outstanding principal of $3.1 million (which, subsequent to the surrender of the 11,650,000 shares, will be secured by 5,205,597 shares of Diligent stock) will be extended by two years to October 2012 and the interest rate will be increased from 5% to 6.5% and payments will be due annually, as opposed to quarterly.  If approved by our stockholders, the additional cash of $1.0 million will provide us with further liquidity.

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1 million revolving line of credit facility to the Company.  The line of credit bears interest at a fixed rate of 9.50%.  Upon the event of default, the Lender has the option to increase the interest rate on all outstanding obligations to 14.50%.  The line of credit is subject to a 0.5% per annum commitment fee on the unused portion of the line of credit.  The Lender has a first priority lien on all of the Company’s accounts receivable.  The line of credit agreement includes restrictive covenants regarding liens, additional indebtedness, sales of assets and dividend payments.  Additionally, the line of credit includes financial covenants with respect to the achievement of budgeted revenues and expenses.  To date, no credit has been extended.  As stated above, management believes our current funding will be sufficient to support sales growth and achieve cash flow breakeven by around the end of the third quarter of 2010.  However, this line of credit offers the Company additional cash flow support if needed.

The Company continues to consider and evaluate strategic growth opportunities that could result in additional capital requirements which are not currently within the budget.  Our current operating expenses and expected capital expenditures are fixed, predictable and adequate to support our budgeted growth.  We anticipate our professional fees for the year ended December 31, 2010, including fees associated with reporting obligation compliance, and general and administrative costs to be consistent with those incurred for the year ended December 31, 2009.

Cash flows

	Year ended December 31,
	2009	2008
Cash provided by (used in):
Operating activities	$(2,473,837)	$(11,401,441)
Investing activities	$(377,858)	$(782,891)
Financing activities	$2,720,789	$(205,356)

Net Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2009 was $2.5 million, compared with $11.4 million for 2008.  This reduction in cash used in operations resulted from an increase in revenues of $2.1 million and a decrease in operating expenses of $5.4 million.  During 2008, the Company incurred significant expenses to expand our sales and marketing efforts.  By the end of 2008, we had scaled back expenses, which are reflected in the results for 2009.  Additionally, there is an increase of approximately $1.0 million in cash attributable to deferred revenue from license agreements which have not yet been fully recognized as revenue.

Net Cash Flows from Investing Activities

Cash used in investing activities decreased to $0.4 million in 2009 from $0.8 million in 2008, predominantly used for purchases of property and equipment.  Subsequent to the IPO in December 2007, the Company invested significant amounts in our infrastructure, which resulted in additions to property and equipment of over $0.8 million during 2008.

Net Cash Flows from Financing Activities

For the year ended December 31, 2009, cash provided by financing activities was $2.7 million, compared with $0.2 million used in financing activities in 2008.  During the first quarter of 2009, the Company secured $2.9 million in financing, net of issuance costs, from the issuance of Series A preferred stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	22

Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008	23

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss for the years ended December 31, 2009 and December 31, 2008	24

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008	25

Notes to Consolidated Financial Statements	27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Diligent Board Member Services, Inc.

We have audited the accompanying consolidated balance sheets of Diligent Board Member Services, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and comprehensive loss, and cash flows for each of the years ended December 31, 2009 and 2008.  Diligent Board Member Services, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diligent Board Member Services, Inc. as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York
March 18, 2010

Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,129,591	$1,265,347
Term deposit	72,530	58,150
Accounts receivable, net	303,331	390,180
Prepaid expenses and other current assets	183,368	222,617
Total current assets	1,688,820	1,936,294

Property and equipment, net	1,312,959	1,116,007
Note receivable from affiliate, net of valuation allowance	1,661,791	1,361,791
Restricted cash - security deposits	221,886	246,685

Total assets	$4,885,456	$4,660,777

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$144,751	$256,319
Accrued expenses and other liabilities	253,089	218,541
Deferred revenue	1,593,351	601,408
Current portion of obligations under capital leases	113,418	114,308
Payables to affiliates	5,762	49,578
Total current liabilities	2,110,371	1,240,154

Non-current liabilities:
Obligations under capital leases, less current portion	147,091	50,816
Other noncurrent liabilities	44,252	-
Total non-current liabilities	191,343	50,816

Total liabilities	2,301,714	1,290,970

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares
authorized, 30,000,000 and 0 shares issued and outstanding (liquidation value $4,766,712)	3,149,851	-

Stockholders' (deficiency) equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 90,440,000 shares issued and outstanding	90,440	90,440
Additional paid-in capital	24,532,622	24,618,070
Accumulated deficit	(25,180,648)	(21,318,658)
Accumulated other comprehensive loss	(8,523)	(20,045)
Total stockholders' (deficiency) equity	(566,109)	3,369,807
Total liabilities, redeemable preferred stock and stockholders' (deficiency) equity	$4,885,456	$4,660,777

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
Revenues	$5,000,639	$2,930,702
Cost of revenues	2,186,850	1,878,027
Gross profit	2,813,789	1,052,675

Operating expenses:
Selling and marketing expenses	2,436,912	6,216,087
General and administrative expenses	3,944,363	5,418,747
Research and development expenses	730,201	955,385
Depreciation and amortization	418,644	278,295
Total operating expenses	7,530,120	12,868,514

Operating loss	(4,716,331)	(11,815,839)

Other income (expenses):
Impairment recovery (loss) on note receivable from affiliate	300,000	(5,800,000)
Interest income, net	358,446	601,280
Foreign exchange transaction gain (loss)	60,893	(601,245)
Other	171,339	-
Total other income (expenses)	890,678	(5,799,965)

Loss before provision for income taxes	(3,825,653)	(17,615,804)

Provision for income taxes	36,337	32,798

Net loss	$(3,861,990)	$(17,648,602)

Net loss per share (basic and diluted)	$(0.04)	$(0.17)
Weighted average shares outstanding (basic and diluted)	90,371,507	102,397,907

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
and Comprehensive Loss

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	Income (Loss)	Equity(Deficiency)
Balance at January 1, 2008	104,000,000	$104,000	$23,754,427	$(3,670,056)	$-	$20,188,371
Net loss	-	-	-	(17,648,602)	-	(17,648,602)
Foreign exchange translation adjustment	-	-	-	-	(20,045)	(20,045)
Total comprehensive loss	-	-	-	-	-	(17,668,647)
Write off related party receivable	-	-	(70,700)	-	-	(70,700)
Share-based compensation, net of forfeitures	440,000	440	920,343	-	-	920,783
Cancellation of shares	(14,000,000)	(14,000)	14,000	-	-	-
Balance at December 31, 2008	90,440,000	$90,440	$24,618,070	$(21,318,658)	$(20,045)	$3,369,807
Net loss	-	-	-	(3,861,990)	-	(3,861,990)
Foreign exchange translation adjustment	-	-	-	-	11,522	11,522
Total comprehensive loss	-	-	-	-	-	(3,850,468)
Share-based compensation, net of forfeitures	-	-	203,253	-	-	203,253
Amortization of offering costs	-	-	(21,989)	-	-	(21,989)
Accrual of in-kind dividend	-	-	(266,712)	-	-	(266,712)
Balance at December 31, 2009	90,440,000	$90,440	$24,532,622	$(25,180,648)	$(8,523)	$(566,109)

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,861,990)	$(17,648,602)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment (recovery) loss on note receivable from affiliate	(300,000)	5,800,000
Depreciation and amortization	418,644	278,295
Share-based compensation	203,253	920,783
Accrued interest receivable	-	(346,559)
Allowance for doubtful accounts	(7,125)	7,125
Straight-line rent adjustment	44,252	-
Changes in operating assets and liabilities:
Accounts receivable	93,974	(105,520)
Prepaid expenses and other current assets	39,249	(110,965)
Restricted cash - security deposits	24,799	(202,944)
Accounts payable and accrued expenses	(77,020)	(264,465)
Deferred revenue	991,943	374,730
Payable to affiliates	(43,816)	(103,319)
Net cash used in operating activities	(2,473,837)	(11,401,441)
Cash flows from investing activities:
Redemption of investment in term deposit, net	-	18,630
Cash acquired in acquisition, net of purchase price	-	83,593
Purchase of property and equipment	(377,858)	(885,114)
Net cash used in investing activities	(377,858)	(782,891)
Cash flows from financing activities:
Net proceeds from preferred stock issuance	2,861,150	-
Cash paid for note receivable from affiliate	-	(100,000)
Payments of obligations under capital leases	(140,361)	(105,356)
Net cash provided by (used in) financing activities	2,720,789	(205,356)
Effect of exchange rates on cash and cash equivalents	(4,850)	(20,045)
Net (decrease) in cash and cash equivalents	(135,756)	(12,409,733)
Cash and cash equivalents at beginning of year	1,265,347	13,675,080
Cash and cash equivalents at end of year	$1,129,591	$1,265,347

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$32,256	$38,356
Income taxes	$20,457	$24,750
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired under capital leases	$235,747	$-
Conversion of interest to loan principal	$-	$346,559
Cashless repayment of loans by officers from bonus awards	$-	$126,767
Write off of related party receivable charged to equity	$-	$70,700

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

1)           Organization and nature of the business

Diligent Board Member Services, Inc. (“Diligent” or the “Company”) is a global leader in web-based portals for Boards of Directors.  The Company develops and sells an online software application called Diligent Boardbooks, a web based portal that board members, management and administrative staff use to compile, update, review and archive board materials during and after board meetings.  Diligent provides clients with subscription-based access to the software and also provides associated services including securely hosting the clients’ data and customer service and support for the application.

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

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which was acquired on January 1, 2008.  DBMS NZ provides research and development services to the Company.  The Company also has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which was formed on December 14, 2006, to provide European sales and marketing services.  DBL was inactive until April 2008.  Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in US dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this Form 10-K includes subsequent events that should be recognized in the financial statements as of December 31, 2009, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

2)           Liquidity

Despite growth in net sales during 2008, the Company’s growth rate lagged behind its projections.  Amid liquidity concerns, the Company initiated plans to scale back its growth plans in order to reduce operating expenses.  During the fourth quarter of 2008, the Company significantly reduced its sales force, reduced salaries for some of its more highly compensated employees and reduced the number of members of the board of directors.  This resulted in a significant reduction in operating expenses in 2009, while still achieving growth in revenues.  The Company also actively sought additional sources of financing and, in March 2009, issued 30,000,000 shares of newly-created Series A Preferred Stock for $0.10 per share, providing additional capital of $2,861,150, net of issuance costs (See Note 12).  The primary source of our liquidity for the past year has been this financing.  At the current level of reduced expenses, coupled with current sales growth forecasts, management believes this funding will be sufficient to support sales growth and achieve cash flow breakeven by around the end of the third quarter of 2010.

In February 2010, the Company entered into an agreement with Services Share Holding, LLC (“SSH LLC”), which is conditioned upon stockholder approval at our annual stockholders’ meeting in June 2010, in accordance with NZX rules.  The agreement provides for the repayment of approximately $1.0 million in cash to the Company in partial prepayment of the outstanding note receivable from affiliate (See Note 17).  If approved by our stockholders, the additional cash of $1.0 million will provide us with further liquidity.  With the exception of scheduled interest payments, the Company had not included the collection of the note receivable in its liquidity planning.

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1 million revolving line of credit facility to the Company (See Note 17).  This line of credit offers the Company additional cash flow support if needed.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

The Company continues to consider and evaluate strategic growth opportunities that could result in additional capital requirements which are not currently within the budget.  Our current operating expenses and expected capital expenditures are fixed, predictable and adequate to support our budgeted growth.  The primary uncertainty concerning the Company’s capital needs pertains to its ability to achieve the expected sales growth in a timely manner.

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

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company invests its excess cash primarily in bank and money market funds of major financial institutions.  Accordingly, its cash equivalents are subject to minimal credit and market risk.  At December 31, 2009 and 2008, cash equivalents include investments in money market funds of $102,409 and $1,144,312, respectively, which are carried at cost which approximates fair value.

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

Internal-use software – The Company capitalizes certain costs incurred after the preliminary project stage in connection with developing or obtaining software for internal use.  Internal use software is included in property and equipment.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Impairment of long-lived assets –The Company periodically reviews the carrying amounts of its tangible and intangible assets to determine whether events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.  An impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Revenue recognition – The Company recognizes revenue when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured.  Revenue from the Boardbooks licenses is recorded ratably over the contract period, which is generally twelve months.  License fees paid in advance are recorded as deferred revenue until recognized.  The Company generally invoices its customers in annual installments.  Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements.  The Company also earns fees for set-up and training (“installation fees”) of the Boardbooks system.  Historically, installation fees were recognized upon completion of the installation.  Effective October 1, 2008, installation fees are recorded ratably over the contract period. The effect of this change is not material to the Company’s consolidated financial condition, results of operations or cash flows.

Research and development – Software development costs are expensed as they are incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers.  To date, software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, the Company has not capitalized any development costs.  Costs incurred to enhance products after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of operations.

Operating leases – The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term.

Income taxes – Diligent files U.S. federal and state income tax returns.  Foreign operations file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Transactions in foreign currencies are reported at the approximate rates of exchange at the transaction date.  Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date.  All differences are recorded in results of operations.  The foreign exchange gain (loss) is primarily attributable to movement in exchange rates on certain of the Company’s cash accounts held in foreign currencies.

The Company does not use forward exchange contracts to hedge exposures to foreign currency denominated transactions.

Share-based compensation – The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Fair value of financial instruments – The Company’s financial instruments include cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses.  The fair value of these financial instruments approximates book value due to their short term settlements.

Note receivable from affiliate – The note receivable from affiliate is recorded at estimated net realizable value, adjusted for any valuation allowance for amounts considered uncollectable.  The valuation allowance is reviewed for adjustment each reporting period.

Segment reporting – Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, management believes that the Company operates in one segment.

Net loss and and diluted net loss per share – Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares.  Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, unvested restricted common shares.  Because the Company reported a net loss for all periods presented, all potential common shares attributable to unvested restricted stock have been excluded from the computation of the diluted net loss per share because the effect would have been anti-dilutive.

Recent accounting pronouncements – In April 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The guidance was effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance on management’s assessment of subsequent events, which establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It required the disclosure of the date through which an entity evaluated subsequent events and the basis for that date. In February 2010, the FASB issued an update to this guidance which requires that SEC filers evaluate subsequent events through the date financial statements are available to be issued, but removed the requirement to disclose that date.  The updated guidance was effective upon issuance, and did not have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”), which is the single source of authoritative U.S. nongovernmental GAAP.  The Codification does not change GAAP, but is intended to make it easier to find and research issues and changes the way GAAP is referenced.  The Codification was effective for interim and annual periods ending after September 15, 2009.  The Company began to use the new Codification when referring to GAAP in its financial statements for the third quarter of 2009.  The Codification does not affect our consolidated financial position, cash flows or results of operations.

In August 2009, the FASB issued new guidance which clarifies measurement and disclosures of the fair value of liabilities.  The update is effective in the first reporting period after issuance.  This guidance did not have a material effect on the Company’s consolidated financial statements.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables.  This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The Company does not expect this new guidance to have a material effect on the consolidated financial statements.

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

4)	Acquisition of DBMS NZ

On January 1, 2008, the Company acquired all the outstanding shares of DBMS NZ, for NZD 5,000 (US$3,804).  Prior to the acquisition, DBMS NZ provided research and development services for the Company.  The purchase price was allocated to the assets and liabilities as follows:

Assets
Cash	$87,397
Accounts receivable	24,809
Other current assets	24,300
Property and equipment, net	4,688
141,194
Liabilities
Accounts payable	52,271
Accrued vacation pay	85,119
137,390

Net assets acquired	$3,804

5)	Term deposit

At December 31, 2009, the Company has a term deposit with a New Zealand bank with a term of 365 days.  The term deposit in the amount of NZD 100,000 (US$72,530 at December 31, 2009) bears interest at 4.50% and matures in March 2010.

At December 31, 2008, the Company had a term deposit with a New Zealand bank with a term of 100 days.  The term deposit in the amount of NZD 100,000 (US$58,150 at December 31, 2008) bore interest at 6.00% and matured in March 2009.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

6)	Accounts receivable

Accounts receivable consists of the following:

	December 31,	December 31,
	2009	2008
Trade receivables	$303,331	$397,305
Allowance for doubtful accounts	-	(7,125)

	$303,331	$390,180

7)	Property and equipment and obligations under capital leases

Property and equipment is comprised of the following:

	December 31,	December 31,
	2009	2008

Equipment	$1,416,470	$960,259
Computer software	479,370	326,760
Leasehold improvements	140,653	130,553
	2,036,493	1,417,572
Less: accumulated depreciation/amortization	723,534	301,565
Net property and equipment	$1,312,959	$1,116,007

Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. The leases bear interest at rates ranging from 10.96% to 30.96% per annum, with monthly payments ranging from $130 to $2,528, and maturities from January 2010 to October 2012.

Each lease is secured by the underlying leased asset. Amortization of assets recorded under capital leases is included in depreciation expense. The equipment relating to capital leases, included in property and equipment on the balance sheet, is as follows:

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Capital lease assets included in property and equipment	$475,628	$246,679
Accumulated depreciation	192,727	96,284
	$282,901	$150,395

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
Depreciation expense relating to capital lease assets	$96,443	$80,212

The following is a schedule of future minimum lease payments due under capital leases as of December 31, 2009:

Year ending
December 31,
2010	$157,103
2011	110,787
2012	67,724
Total minimum lease payments	335,614
Less interest portion of payments	(75,105)
Present value of minimum lease payments	$260,509

8)           Note receivable from affiliate - The note receivable from affiliate represents amounts due from SSH LLC, the Company’s predecessor entity, under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”).

The Note bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  SSH LLC elected, under the terms of the Note, to defer each of the first four quarterly interest payments through January 1, 2009, which were added to the principal balance and bear interest from the date the payment was due. The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  It was originally secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC.  At December 31, 2009 the number of shares securing the Note is 21,678,597

At December 31, 2009 and 2008, the contractual outstanding loan balance was $7,161,791.  At December 31, 2008, the Company recorded a $5.8 million valuation allowance and a corresponding charge to impairment loss in order to write down the Note to the estimated fair value of the underlying collateral.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

In the absence of an active market for the Company’s stock, or other observable inputs for similar instruments, the Company based its valuation principally on the value of the March 2009 issuance of preferred stock, adjusted using an assumed discount rate of 20%, which is management’s estimate based on the value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note matures in 2010.  These are considered unobservable inputs falling within the definition of Level 3 inputs.

On March 30, 2009, SSH LLC sold 2,387,263 pledged shares to Spring Street Partners, L.P. in a private transaction valued at $0.075 per share, or $179,045 in the aggregate.  The proceeds were applied against the Note interest payments due April 1 and July 1, 2009.  In September 2009, SSH LLC sold an additional 620,140 shares to Spring Street Partners, L.P. in a private transaction valued at $0.144 per share.  The proceeds of $89,523 were used to pay the interest due October 1, 2009.  In November 2009, SSH LLC sold an additional 314,000 shares to a third party for $0.285 per share and used the proceeds to pay the interest due January 1, 2010.

At December 31, 2009, the Company reduced the valuation allowance to $5.5 million and recorded a corresponding recovery of $300,000.  This recovery was based on the greater than expected number of shares held as collateral at December 31, 2009, due to the ability of SSH LLC to sell shares to meet the interest payments at higher than anticipated prices.

In February 2010, the Company reached an agreement with SSH LLC, subject to shareholder approval, to buy back some of the underlying collateral in exchange for a partial prepayment of the Note and an amendment to its terms (See Note 17).

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant unobservable inputs (Level 3).  A reconciliation of the beginning and ending balances of the Note follows:

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
Balance at beginning of period	$1,361,791	$6,715,232
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	300,000	(5,800,000)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	446,559
Transfers in and/or out of Level 3	-	-
Ending balance	$1,661,791	$1,361,791

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$300,000	$(5,800,000)

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

9)             Related party transactions

Loans to director and officer – In April 2008, the Company made loans to two officers, one of whom was also a Director, in the amount of NZD218,000 (US$145,843), which were non-interest bearing.  These loans were made prior to the time that the Company was subject to the requirements of Sarbanes Oxley §402, which prohibits such loans to officers, but were outstanding at the time the Company filed its initial registration statement on Form 10 with the SEC; therefore the Company was in violation of Sarbanes Oxley §402 at that time.  These loans were repaid with officers’ bonuses in October 2008 when the Company became aware of the prohibition.

Marketing expense – During the years ended December 31, 2009 and 2008, the Company incurred marketing expenses of approximately $147,000 and $217,000, respectively, for services rendered by Yankee Hill Company, LLC, an entity owned by a stockholder of the Company.

Consulting agreement with Sugar International – From April 2008 through January 2009, the Company incurred expenses for sales training provided by a consultant from Sugar International.  A director and stockholder of the Company is a director and stockholder of Sugar International.  For the years ended December 31, 2009 and 2008, the Company recorded sales training expenses of approximately $15,000 and $184,500, respectively, for such services, of which $0 and $38,500 is included in payables to affiliates at December 31, 2009 and 2008, respectively.

Legal services – A director is a partner of Buddle Findlay, a law firm which provides legal services to the Company in New Zealand.  Fees paid to Buddle Findlay for the years ended December 31, 2009 and 2008 were approximately $86,000 and $83,000, respectively.  Payables to affiliates include approximately $5,800 and $11,000 at December 31, 2009 and 2008, respectively, payable to Buddle Findlay.

Rent expense – The Company subleased its New Jersey office from an affiliate through August 2009.  Additionally, the Company subleased office space in New York City from an affiliate through April 2008.  Rent expense paid to affiliates for the years ended December 31, 2009 and 2008, was approximately $29,000 and $77,000, respectively.

10)           Geographic information

The Company’s revenue, by geographic location of the customer, and long-lived assets located outside the United States are as follows:

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
Revenues:
United States	$4,193,354	$2,514,790
Foreign	807,285	415,912
Total	$5,000,639	$2,930,702

	December 31,	December 31,
	2009	2008
Long-lived assets outside the United States, net	$507,794	$405,534

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

11)         Income taxes

No provision (benefit) for U.S. income taxes has been recorded in the accompanying consolidated financial statements for the periods ended December 31, 2009 and December 31, 2008 as a result of the Company's net operating losses.  At December 31, 2009, the Company has net operating loss carryforwards of U.S. income taxes of $16.0 million, which expire from 2027 through 2029.

The significant components of loss before provision for income taxes and the consolidated income tax provision are as follows:

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
Loss before provision for income taxes:
Domestic	$(4,098,429)	$(16,543,217)
Foreign	272,776	(1,072,587)
Total	$(3,825,653)	$(17,615,804)

Provision for income taxes:
Domestic	$-	$-
Foreign	36,337	32,798
Total	$36,337	$32,798

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year	Year
	ended	ended
	December 31,	December 31,
	2009	2008
	%	%
Federal income tax statutory rate	(34.0)	(34.0)

State income taxes, net of federal benefit	(10.6)	(10.6)

Foreign income taxes	0.9	0.2

Tax effect of:
Share-based compensation	13.8	-
Meals and entertainment	0.1	0.1
Other	0.1	-
Valuation allowance	30.6	44.5
Income tax provision	0.9	0.2

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Deferred taxes are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In thousands)	(In thousands)
Deferred tax asset (liability)
Share-based compensation	$-	$73
Bad debt expense	-	3
Note impairment loss	2,451	2,610
Depreciation	(38)	-
Accruals	19	-
Other	(1)	-
Net Operating Loss Carryforwards	7,115	5,293
Valuation Allowance	(9,546)	(7,979)
Total	$-	$-

Management has provided a valuation allowance of approximately $9,546,000 and $7,979,000 as of December 31, 2009 and 2008, respectively, for all U.S. net deferred tax assets since it is more likely than not that the related deferred tax assets will not be realized.  The Company has an insignificant amount of deferred tax assets related to DBMS NZ, which are offset against accrued expenses and other liabilities in the balance sheet.

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s financial statements.  The Company classifies interest and penalties on uncertain tax positions as interest expense and general and administrative expenses, respectively.  Interest and penalties recorded in 2009 were approximately $2,000 and $10,000, respectively.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the tax years 2007 through 2009 are open for examination by the federal, state and foreign taxing jurisdictions.

12)          Redeemable Preferred Stock – On March 11, 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for $0.10 per share in a private offering, for an aggregate of $3,000,000 in additional capital.  Expenses relating to the share issuance were $138,850.  The principal terms of the Preferred Shares are as follows:

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

Accounting for Preferred Shares – If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments.  The Company has evaluated the conversion option on the Preferred Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded.  The Company has classified the Preferred Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Preferred Shares may demand redemption any time after 60 months from the date of issue.  The securities are carried at their face value net of issuance costs plus accrued dividends (representing fair value) because the contingency has not been met and it is not probable that it will be met.  If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

The carrying value of the Preferred Shares at December 31, 2009 is as follows:

Gross proceeds	$3,000,000
Less: Issuance costs	(138,850)
2,861,150
Cumulative amortization of offering costs	21,989
Cumulative in kind dividend	266,712
Balance at December 31, 2009	$3,149,851

For the year 2009, the Board of Directors of the Company approved the issuance of PIK Shares in lieu of cash, which dividend was effective January 4, 2010.  Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK Shares on January 4, 2010.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

13)	Stockholders’ equity (deficiency)

Cancellation of shares – Pursuant to the Company's initial public offering, SSH LLC was required to place 14,000,000 of the Company's common shares into escrow through December 31, 2008, at which time these shares would be delivered to the Company for cancellation if certain sales milestones were not met.  The Company did not meet these sales milestones, and accordingly, the 14,000,000 shares were cancelled at December 31, 2008.

Increase in authorized shares – In March 2009, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 200,000,000 to 250,000,000.

Issuance of preferred stock – On March 11, 2009, the Company issued 30,000,000 shares of newly created Series A preferred stock for US$0.10 per share (see Note 12).

14)	Stock option and incentive plan

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

Restricted Stock Awards – On November 8, 2007, the Company granted 4,000,000 shares of common stock to selected employees (3,064,000 shares), directors (200,000 shares) and consultants (736,000 shares) of the Company, and its affiliates. Of these shares, 2,071,000 shares were fully vested upon issuance on December 12, 2007, 160,000 shares were forfeited during 2008 and 1,769,000 shares vested on January 1, 2009, based on continued employment through that date. The fair value of the awards to employees was estimated to be NZD0.90(US$0.69) per share, which was the closing price of the Company's stock on December 12, 2007. The fair values of the awards to non-employees were closing prices on various measurement dates.

On October 23, 2008, the Company granted 600,000 shares of restricted stock to two officers in accordance with the terms of their employment agreements, which included 250,000 shares which vested immediately, 250,000 shares which vested on February 15, 2009, and 100,000 shares which vested on May 15, 2009, based on continued employment through those dates.  The estimated fair value of the shares at the award date was measured using the closing price of NZD0.25 (US$0.14) per share on the date of grant.

During the years ended December 31, 2009 and 2008, the Company recognized share-based compensation costs related to restricted stock awards of $23,099 and $920,783, respectively.

At December 31, 2009 all restricted stock is fully vested and there is no unrecognized compensation cost.

Stock Option Awards – On August 20, 2009 the Board of Directors approved the Stock Option Agreement, which contains the terms and conditions with respect to stock options granted by the Company under the Plan.  On that date, the Board of Directors awarded 3,650,000 stock options to officers and an additional 100,000 options to two former outside directors of the Company.  On October 9, 2009, the Company granted an additional 910,003 shares to employees.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

The fair values of the options granted were estimated based on the following assumptions:

Expected volatility (1)	183.98 - 186.94%
Expected term (2)	5.35 – 6.00 years
Risk-free interest rate (3)	2.36 - 2.75%
Dividend yield	-

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

The weighted average grant-date fair value of the options granted was $0.1406.

A summary of stock option activity for the year ended December 31, 2009 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2009	-	$-
Granted	4,660,003	.1439
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	4,660,003	.1439	9.66 years
Exercisable at December 31, 2009	-	.1439

During the year ended December 31, 2009, the Company recognized share-based compensation costs related to stock options of $180,154.  At December 31, 2009 there was $467,781 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 2.75 years.

15)           Commitments and contingencies

Operating leases – In April 2008, the Company entered into an operating lease agreement for its office space in New York City for seven years, which requires an annual base rent of $210,000, with an escalation clause.  The rental expense for the years ended December 31, 2009 and 2008 was approximately $227,000 and $189,000, respectively.

In June 2009, DBMS NZ entered into a three-year operating lease for office space in Christchurch, New Zealand.  The terms of the lease require an annual rent of NZD42,000 (US$30,463 at December 31, 2009).  The total rental expense under the new and expiring leases for the year ended December 31, 2009 was NZD76,028 (US$47,062) and NZD84,233 (US$60,032), respectively.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

The Company or its consolidated subsidiaries have entered into several other short-term property leases requiring montly rentals of approximately $3,000, for terms expiring through June 2010.

The lease agreements require security deposits in the amount of $221,886 at December 31, 2009.

The following is a schedule of future minimum lease payments as of December 31, 2009:

Year ending December 31	2010	$265,688
	2011	258,264
	2012	249,867
	2013	241,675
	2014	248,925
	2015 and thereafter	62,688
		$1,327,107

Employment contract – In June 2009, the Company entered into an employment contract with an officer which provides for annual compensation of $210,000.  The contract also provides for grants of stock, subject to Board of Director approval and continued employment, of 250,000 shares each in August 2009, 2010, and 2011.  The first of these grants was included in the stock options issued in August 2009 (See Note 14).  The contract may be terminated at any time with ninety days written notice.

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

16)           Financial instruments

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Liquidity risk – The Company expects that its cash and cash equivalents will be adequate to support sales growth and achieve cash flow breakeven by around the end of the third quarter of 2010.  Particularly in light of current economic conditions, the Company intends to manage liquidity risk by continuously monitoring forecasted and actual cash flows and matching the maturity profiles of financial assets and liabilities.  Additionally, in March 2010, the Company secured a a $1 million revolving line of credit facility, which provides the Company cash flow protection if needed (see Note 17).  The primary uncertainty concerning our capital needs pertains to our ability to achieve the expected sales growth in a timely manner such that recurring revenues exceed operating expenditures.

Concentrations of credit and other risks - The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures.  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  One customer accounted for 14.2% of the accounts receivable balance at December 31, 2009 and 10.5% of the accounts receivable balance at December 31, 2008.  No single customer generated more than 10% of revenue in 2009 and 2008.

Financial instruments which potentially subject the Company to significant concentration of credit risk include money market funds, time deposits and a term deposit.  These financial instruments are classified as either cash and cash equivalents or term deposit and are maintained with high credit quality banking institutions in the United States, New Zealand and Great Britain. At times the cash balances may be in excess of the insurance limits at a particular bank.

17)           Subsequent events

Repayment and Amendment of Note Receivable - In February 2010, the Company entered into an agreement with SSH LLC, which is conditioned upon stockholder approval at our annual stockholders’ meeting in June 2010, in accordance with NZX rules.  The agreement provides for the repayment of approximately $1.0 million in cash to the Company in partial prepayment of the outstanding Note.  The agreement also calls for partial prepayment of an additional $3.1 million by the surrender and cancellation of 11,650,000 Diligent shares which are held as collateral for the Note.  The repayment of the remaining outstanding principal of $3.1 million (which, subsequent to the surrender of the 11,650,000 shares, will be secured by 5,205,597 shares of Diligent stock) will be extended by two years to October 2012 and the interest rate will be increased from 5% to 6.5% and payments will be due annually, as opposed to quarterly.  If approved by our stockholders, the additional cash of $1.0 million will provide us with further liquidity.

Line of Credit Facility - In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1 million revolving line of credit facility to the Company.  The Lender is the holder of 20 million shares of the Company’s Series A preferred stock and approximately 5 million shares of the Company’s common stock, and the founder and managing partner of the Lender is the chairman of the board of directors of the Company.

The line of credit bears interest at a fixed rate of 9.50% per annum.  Upon the event of default, the Lender has the option to increase the interest rate on all outstanding obligations to 14.50%.  The line of credit is subject to a 0.5% per annum commitment fee on the unused portion of the line of credit, paid quarterly in arrears.  Accrued interest and accrued commitment fees must be paid quarterly on the last business day of each quarter.  The line of credit matures in September 2011, at which time all outstanding principal and unpaid interest and commitment fees are due in full.

The Lender has a first priority lien on all of the Company’s accounts receivable.  The line of credit agreement includes restrictive covenants regarding liens, additional indebtedness, sales of assets and dividend payments.  Additionally, the line of credit includes financial covenants with respect to the achievement of budgeted revenues and expenses.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Dated: March 18, 2010	DILIGENT BOARD MEMBER SERVICES, INC.

	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal
Financial Officer )

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven P. Ruse and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ Alessandro Sodi	Chief Executive Officer,	March 18, 2010
Alessandro Sodi	President, Director (Principal
Executive Officer)

/s/ Steven P. Ruse	Chief Financial Officer (Principal	March 18, 2010
Steven P. Ruse	Financial Officer)

/s/ Donald Meisner	Treasurer (Principal Accounting	March 18, 2010
Donald Meisner	Officer)

/s/ Sharon Daniels	Chief Marketing Officer, Director	March 18, 2010
Sharon Daniels

/s/ David Liptak	Director	March 18, 2010
David Liptak

/s/ Peter Huljich	Director	March 18, 2010
Peter Huljich

/s/ Rick Bettle	Director	March 18, 2010
Rick Bettle

/s/ Mark Russell	Director	March 18, 2010
Mark Russell

INDEX TO EXHIBITS

Exhibit
Numbers	Exhibits
3.1[3]	Amended and Restated Certificate of Incorporation

3.2[1]	Amended and Restated Bylaws

4.1[1]	Form of common stock certificate

10.1[1]	Contribution Agreement dated October 1, 2007 between Diligent Board Member Services, LLC and Diligent Board Member Services, Inc.

10.2[1]	Shareholder Restriction Deed dated November 1, 2007 among Diligent Board Member Services, Inc., Diligent Board Member Services, LLC and McDouall Stuart Securities Limited

10.3[1]	Escrow Agreement dated November 7, 2007 among UMB Bank, N.A., Diligent Board Member Services, Inc. and Diligent Board Member Services, LLC

10.4.1[1]	Promissory Note and Security Agreement dated October 1, 2007 in the principal amount of $6,800,000 given by Diligent Board Member Services, LLC to the order of Diligent Board Member Services, Inc.

10.4.2	Prepayment and Amendment Agreement dated February 9, 2010 between Diligent Board Member Services, Inc. and Services Share Holding, LLC

10.5.1[1]	Limited Pledge of Collateral for Loan dated February 18, 2008 given by Services Share Holding, LLC (f/k/a Diligent Board Member Services, LLC) to Diligent Board Member Services, Inc.

10.5.2[4]	Amendment to Limited Pledge of Collateral for Loan dated January 14, 2009 given by Services Share Holding, LLC to Diligent Board Member Services, Inc.

10.5.3[4]	Limited Pledge of Collateral for Loan dated January 14, 2009 given by Corcoran Consulting, LLC to Diligent Board Member Services, Inc.

10.6[1]	2007 Stock Option and Incentive Plan of Diligent Board Member Services, Inc.

10.7[1]	Form of Restricted Stock Award Agreement for restricted stock awards under the 2007 Stock Option and Incentive Plan

10.8[2]	Service Agreement dated May 29, 2008 between Diligent Board Member Services, Inc. and Sugar International Limited

10.9[3]	Stock Purchase Agreement dated February 13, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC

10.10[3]	Investor Rights Agreement dated March 11, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC

10.11[5]	Employment agreement of CFO Steven P. Ruse

10.12	Credit Facility established by Spring Street Partners, L.P. as Lender in favor of Diligent Board Member Services, Inc. as Borrower

21	Subsidiaries

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b)

1 Filed with the Original Form 10 Filing on April 30, 2008.

2 Filed with Amendment No. 3 to Form 10 Filing on February 12, 2009.

3 Filed with Form 8-K Filing on March 13, 2009.

4 Filed with Form 10-K Filing on March 30, 2009.

5 Filed with Form 10-Q Filing on November 9, 2009.