Form 10-Q
period 2010-03-31
Diligent Board Member Services, Inc.
filed 2010-05-17
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to _________________

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
 ☒ Yes ☐ No

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
 ☐Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of May 3, 2010 was 90,440,000.

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

ii

PART 1 – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.
Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$622,135	$1,129,591
Term deposit	70,950	72,530
Accounts receivable, net	296,371	303,331
Prepaid expenses and other current assets	297,028	183,368
Total current assets	1,286,484	1,688,820

Property and equipment, net	1,252,464	1,312,959
Note receivable from affiliate, net of valuation allowance	4,861,791	1,661,791
Restricted cash - security deposits	222,525	221,886

Total assets	$7,623,264	$4,885,456

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$580,918	$397,840
Deferred revenue	1,657,385	1,593,351
Current portion of obligations under capital leases	102,319	113,418
Payables to affiliates	5,272	5,762
Total current liabilities	2,345,894	2,110,371

Non-current liabilities:
Obligations under capital leases, less current portion	126,325	147,091
Other noncurrent liabilities	46,970	44,252
Total non-current liabilities	173,295	191,343

Total liabilities	2,519,189	2,301,714

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 and 30,000,000 shares issued and outstanding (liquidation value $4,982,568 and $4,766,712)	3,156,593	3,149,851

Stockholders' equity (deficiency):
Common Stock, $.001 par value, 250,000,000 shares authorized, 90,440,000 shares issued and outstanding	90,440	90,440
Additional paid-in capital	24,560,726	24,532,622
Accumulated deficit	(22,694,102)	(25,180,648)
Accumulated other comprehensive loss	(9,582)	(8,523)
Total stockholders' equity (deficiency)	1,947,482	(566,109)
Total liabilities, redeemable preferred stock and stockholders' equity (deficiency)	$7,623,264	$4,885,456

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$1,747,476	$997,172
Cost of revenues	622,664	455,733
Gross profit	1,124,812	541,439

Operating expenses:
Selling and marketing expenses	566,885	680,597
General and administrative expenses	1,001,619	1,128,443
Research and development expenses	177,146	159,689
Depreciation and amortization	115,196	89,557
Total operating expenses	1,860,846	2,058,286

Operating loss	(736,034)	(1,516,847)

Other income:
Impairment recovery on note receivable from affiliate	3,200,000	-
Interest income, net	75,847	84,787
Foreign exchange transaction loss	(39,629)	(42,689)
Total other income	3,236,218	42,098

Income (loss) before provision for income taxes	2,500,184	(1,474,749)

Provision for income taxes	13,638	6,056

Net income (loss)	$2,486,546	$(1,480,805)

Net income (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.02	$(0.02)
Weighted average shares outstanding:
Basic	90,440,000	90,212,222
Diluted	124,827,532	90,212,222

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
and Comprehensive Loss
Three Months Ended March 31, 2010

					Accumulated	Total
		Common	Additional		Other	Stockholders'
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Equity/
	Shares	$.001 Par Value	Capital	Deficit	(Loss)	(Deficiency)
Balance at January 1, 2010	90,440,000	$90,440	$24,532,622	$(25,180,648)	$(8,523)	$(566,109)
Net income	-	-	-	2,486,546	-
Foreign exchange translation adjustment	-	-	-	-	(1,059)
Total comprehensive income						2,485,487
Share-based compensation	-	-	117,346	-	-	117,346
Amortization of offering costs	-	-	(6,742)	-	-	(6,742)
Accrued preferred stock dividend	-	-	(82,500)	-	-	(82,500)
Balance at March 31, 2010 (Unaudited)	90,440,000	$90,440	$24,560,726	$(22,694,102)	$(9,582)	$1,947,482

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,486,546	$(1,480,805)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Impairment recovery on note receivable from affiliate	(3,200,000)	-
Depreciation and amortization	115,196	89,557
Share-based compensation	117,346	20,026
Straight-line rent adjustment	2,718	36,100
Changes in operating assets and liabilities:
Accounts receivable	6,960	86,068
Prepaid expenses and other current assets	(113,660)	(13,566)
Restricted cash - security deposits	(639)	9,621
Accounts payable and accrued expenses, net	100,578	163,207
Deferred revenue	64,034	150,007
Payable to affiliates	(490)	(1,961)
Net cash used in operating activities	(421,411)	(941,746)
Cash flows from investing activities:
Purchase of property and equipment	(50,084)	(27,586)
Net cash used in investing activities	(50,084)	(27,586)
Cash flows from financing activities:
Net proceeds from preferred stock issuance	-	2,861,150
Payments of obligations under capital leases	(31,865)	(31,735)
Net cash (used in) provided by financing activities	(31,865)	2,829,415
Effect of exchange rates on cash and cash equivalents	(4,096)	(7,118)
Net (decrease) increase in cash and cash equivalents	(507,456)	1,852,965
Cash and cash equivalents at beginning of period	1,129,591	1,265,347
Cash and cash equivalents at end of period	$622,135	$3,118,312

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$16,760	$8,288
Income taxes	$4,686	$7,920
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired under capital leases	$-	$46,201

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

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of March 31, 2010, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

2)	Liquidity

The primary source of our liquidity for the past year has been the $2.9 million of financing obtained from our Series A Preferred Stock issued in March 2009.  At March 31, 2010, our sources of liquidity consist of cash and term deposits of approximately $700 thousand.

In February 2010, Services Share Holding, LLC (the Company’s predecessor entity, hereinafter referred to as “SSH LLC”) sold approximately 4.8 million shares of Company stock pledged as collateral for the Note receivable from affiliate for approximately $1.2 million.  The proceeds were placed in escrow pending stockholder approval at our annual stockholders’ meeting in June 2010, as required by the New Zealand Stock Exchange listing rules (See Note 5).  If approved by our stockholders at our annual meeting in June 2010, we will then receive approximately $0.2 million interest through May 2010 and a $1.0 million principal prepayment in cash,  providing us with additional liquidity.  If the transaction is not ratified by the stockholders at the annual meeting, the $1.0 million will be received by the Company on October 1, 2010,  the original maturity date of the Note. With the exception of scheduled interest payments, the Company has not included the collection of the principal balance of the Note receivable in its liquidity planning.

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company (See Note 6).  This line of credit offers the Company additional cash flow support if needed.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company continues to consider and evaluate strategic growth opportunities that could result in a need for additional capital not currently within the Company’s budget.  Our current operating expenses and expected capital expenditures are fixed, predictable and adequate to support our budgeted growth.  The primary uncertainty concerning the Company’s capital needs pertains to its ability to achieve the expected sales growth in a timely manner.

3)	Significant accounting policies

Basis of presentation –  The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all information and notes required by GAAP and provided in the annual consolidated financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Form 10-K of the Company for the year ended December 31, 2009, as filed with the SEC on March 18, 2010.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments – The Company’s financial instruments include cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses.  The fair value of these financial instruments approximates book value due to their short term settlements.  Financial instruments also include the Note receivable from affiliate (see Note 5).

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

Net income (loss) per share – Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive.  Stock options, nonvested restricted stock and convertible preferred stock are included as potential dilutive securities for the periods applicable.  All potentially dilutive securities have been excluded from the calculation for the three months ended March 31, 2009 as they were anti-dilutive.

The components of the calculation of basic and diluted net income (loss) per common share are as follows:

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
	2010	2009
Numerator:
Net income (loss)	$2,486,546	$(1,480,805)
Preferred stock dividends	(82,500)	-
Basic net income (loss) available to common shareholders	$2,404,046	$(1,480,805)

Diluted net income (loss) available to common shareholders	$2,486,546	$(1,480,805)
Denominator:
Basic weighted average shares outstanding	90,440,000	90,212,222
Dilutive effect of stock options	1,720,409	-
Dilutive effect of convertible preferred stock	32,667,123	-
Diluted weighted average shares outstanding	124,827,532	90,212,222
Basic earnings (loss) per share	$0.03	$(0.02)
Diluted earnings (loss) per share	$0.02	$(0.02)

Recent accounting pronouncements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables.  This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The Company does not expect this new guidance to have a material effect on the consolidated financial statements.

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The Company is evaluating the impact of this guidance on its consolidated financial statements and does not expect this new guidance to have a material effect on the consolidated financial statements.

In February 2010, the FASB issued updated guidance to address certain implementation issues related to an entity’s requirements to perform and disclose subsequent events procedures.  This update requires SEC filers to evaluate subsequent events through the date financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance, and did not have a material impact on the Company’s consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of other recently issued accounting pronouncements will not have a material impact on consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

4)	Term deposit

At March 31, 2010, the Company has a term deposit with a New Zealand bank with a term of 365 days.  The term deposit in the amount of NZD 100,000 (US$70,950) bears interest at 4.20% and matures in March 2011.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

5)	Note receivable from affiliate

The note receivable from affiliate represents amounts due from SSH LLC, the Company’s predecessor entity, under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”).

The Note bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  It was secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC. As permitted under the Note agreement, a portion of the pledged shares have been sold by SSH LLC in order to obtain funds to make the quarterly interest payments.  At March 31, 2010, the remaining number of shares securing the Note was 16,855,597.

In February 2010, the Company entered into the Prepayment and Amendment Agreement with SSH LLC, which provides for:

•
The sale by SSH LLC of a block of 4,823,000 shares of the pledged stock to a third party for US$0.24 per share, for a total of US$1,157,011 (after commissions) which will be applied to the interest due for the period from January through May 2010 ($146,581) and as a prepayment of principal ($1,010,430),

•	The prepayment of an additional US$3,075,676 of principal through the surrender of 11,650,000 pledged shares to the Company at US$0.26 per share,

•	The extension of the maturity date on the Note from October 1, 2010 to October 1, 2012, and

•	Adjustment of the annual interest rate from 5.0% to 6.5% effective in June 2010, payable January 1 of each year, in arrears.

This agreement is subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and is contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. If approved, the amended Note will have an outstanding principal balance of $3,075,685 and will be secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC.  The sale of the 4.8 million shares by SSH LLC to a third party occurred in February 2010 and the proceeds were placed in escrow pending the shareholder approval of the agreement.  If not approved, the proceeds will be delivered to the Company on October 1, 2010, the original maturity date of the Note.

At March 31, 2010 and December 31, 2009, the contractual outstanding loan balance of the Note was $7,161,791.  The Note is considered to be collateral dependent, as SSH LLC’s only means of repayment is through liquidation of the underlying collateral.  At December 31, 2008, the carrying amount was reduced by a $5.8 million valuation allowance which was based on the estimated fair value of the underlying collateral.  In the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. As a result of the above described transaction, at March 31, 2010 the Company determined that the fair value of the underlying collateral had increased and recorded an additional recovery of $3.2 million.

In the absence of an active market for the Company’s common stock, or other observable inputs for similar instruments, the Company originally based its valuation of the underlying collateral on the value of the March 2009 issuance of Series A Preferred Stock, adjusted using an assumed discount rate of 20%, which was management’s estimate of the fair value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note was to mature in October 2010.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

At March 31, 2010, the Company remeasured a significant input used to value the underlying collateral of the Note and recorded a recovery of $3.2 million.  The remeasurement was based on recent events and activity which indicate that the preferred stock price is no longer the best measure of the fair value of our common stock.  The Company believes that a better benchmark for fair value is the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in the first quarter of 2010.  The Company has received the results of the appraisal required by the NZX, which indicates that the agreement is fair to the non-SSH LLC shareholders. The Company anticipates that shareholder approval of the Prepayment and Amendment Agreement related to the Note will be obtained at the Company’s annual meeting.  In addition, the Company has continued to meet growth projections through the first quarter of 2010, and the sustained upward climb in our stock price shows that market confidence has been restored by the Company’s steady but controlled growth. Based on all of these factors evaluated together, we believe the revised measurement is the best representation of fair value for our common stock.

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant inputs.  A reconciliation of the beginning and ending balances of the Note is as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Balance at beginning of period	$1,661,791	$1,361,791
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	3,200,000	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending balance	$4,861,791	$1,361,791

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3,200,000	$-

6)	Line of Credit Facility

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company.  The Lender is the holder of approximately 22 million shares of the Company’s Series A Preferred Stock and 5 million shares of the Company’s common stock.  The founder and managing partner of the Lender is also the chairman of the board of directors of the Company.

The line of credit bears interest at a fixed rate of 9.50% per annum on outstanding borrowings.  Upon an event of default, the Lender has the option to increase the interest rate on all outstanding obligations to 14.50% per annum.  The line of credit is subject to a 0.5% per annum commitment fee on the unused portion, paid quarterly in arrears.  Accrued interest must be paid quarterly on the last business day of each quarter.  The credit facility matures in September 2011, at which time all outstanding principal and unpaid interest and commitment fees are due in full.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Lender has a first priority lien on all of the Company’s accounts receivable.  The line of credit agreement includes restrictive covenants regarding liens, additional indebtedness, sales of assets and dividend payments on common stock.  Additionally, the line of credit includes financial covenants with respect to the achievement of budgeted revenues and expenses.

As of March 31, 2010, the Company has not borrowed any amounts under this credit facility.

7)	Redeemable Preferred Stock

On March 11, 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for $0.10 per share in a private offering, for aggregate proceeds of $3,000,000 in additional capital.  Expenses relating to the share issuance were $138,850.  The principal terms of the Preferred Shares are as follows:

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

For the year 2009, the Board of Directors of the Company approved the issuance of PIK Shares in lieu of cash, which dividend was effective January 4, 2010.  Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK shares and total issued and outstanding preferred shares at March 31, 2010 are 32,667,123.

The carrying value of the Preferred Shares at March 31, 2010 and 2009 is as follows:

	2010	2009
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	-
Cumulative amortization of issuance costs	28,731	-
Balance at March 31	$3,156,593	$2,861,150

In 2010, the Company anticipates that cash dividends will be paid on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $82,500 for the three months ended March 31, 2010 are included in accrued expenses and other current liabilities.

8)	Stockholders’ equity (deficiency)

Increase in authorized shares – In March 2009, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 200,000,000 to 250,000,000.

9)	Stock option and incentive plan

In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the Plan”) authorizing the issuance of up to 10,000,000 shares of the Company’s common stock as awards to be granted to selected employees, directors and consultants of the Company, and its affiliates in the form of incentive stock options, non-qualified stock options, and stock awards. The Plan is administered by the Company's Board of Directors. Pursuant to delegation by the Company's Board of Directors, the Remunerations and Nominations Committee determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the Plan.

Restricted Stock Awards – On October 23, 2008, the Company granted 600,000 shares of restricted stock to two officers in accordance with the terms of their employment agreements, which included 250,000 shares which vested immediately, 250,000 shares which vested on February 15, 2009, and 100,000 shares which vested on May 15, 2009, based on continued employment through those dates.  The estimated fair value of the shares at the award date was measured using the closing price of NZD0.25 (US$0.14) per share on the date of grant.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2010 and March 31, 2009, the Company recognized share-based compensation costs related to restricted stock awards of $0 and $20,026, respectively.  At March 31, 2010 all restricted stock is fully vested and there is no unrecognized compensation cost.

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

The fair values of the options granted were estimated based on the following assumptions:

Expected volatility (1)	183.98 - 186.94%
Expected term (2)	5.35 – 6.00 years
Risk-free interest rate (3)	2.36 - 2.75%
Dividend yield	-

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

The weighted average grant-date fair value of the options granted was $0.1406 per share.

A summary of stock option activity for the three months ended March 31, 2010 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2010	4,660,003	$.1439
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2010	4,660,003	.1439	9.42 years
Exercisable at March 31, 2010	300,000	.1439

During the three months ended March 31, 2010, the Company recognized share-based compensation costs related to stock options of $117,346.  At March 31, 2010 there was $350,435 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 2.50 years.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

10)	Income taxes

The Company records an income tax provision for foreign tax obligations in New Zealand.  No US or UK current income taxes have been provided due to tax losses incurred.  The Company has recorded a full valuation allowance against all US deferred tax assets, because management is unable to conclude that it is more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the 2007 through 2009 tax years are open for examination by the respective taxing jurisdictions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Diligent’s History

We began developing components of the Diligent Boardbooks system starting in 1998.  In 2001, SunAmerica Funds requested a solution to automate the management of its board meeting papers.  With this request, the founders of the Company launched the Diligent Boardbooks concept and produced and tested a working concept that was delivered to SunAmerica Funds.  By 2002, the founders of the Company believed the end product could become an extremely valuable licensing opportunity.  With SunAmerica Funds as one of our anchor clients, the Company spent a year selling Boardbooks licenses to other major accounts in a market that had yet to deal with the implications of the Sarbanes-Oxley Act.  Starting in 2006, after fully developing the capabilities of our product with our anchor clients, we began establishing our own credentials. Our marketing group produced promotional marketing materials featuring our anchor clients which described the Boardbooks product and explained its benefits for boards of directors.  For the next two years, before undertaking an international rollout of a large licensing sales force, we tested several key growth assumptions relating to scaling the Diligent Boardbooks product.

On December 12, 2007 we completed a public share offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.”  As a result, the Company is subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange.  There is no United States established public trading market for our common stock.  However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also subject to the U.S. reporting and regulatory requirements of the Securities and Exchange Commission (“SEC”) and the Securities Exchange Act of 1934.  Because of this dual regulation in New Zealand and the U.S., the Company is required to meet both standards, which means the Company sometimes is faced with conflicting requirements and always must comply with the more stringent rule.

Today, as a result of our commitment to sales and marketing, we are currently experiencing outstanding financial growth.  The Company produced its strongest ever first quarter results with the addition of 36 new agreements for Boardbooks licenses and $0.59 million in annual recurring revenue.  This is the third highest quarterly sales figure recorded by the Company since it began offering Boardbooks licenses eight years ago and comes during what is traditionally the slowest part of the year.  The Company’s income consists of subscription-based revenue that recurs each year and increases with each new license agreement or upgrade.  The growth trajectory of the Company is demonstrated by the increase in net sales revenues which, at $1.75 million for the first quarter 2010, is up 75% compared to the same quarter a year ago. The Company now has 320 worldwide clients and more than 8,500 users of its Boardbooks products, servicing customers across a wide range of industry segments.

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

Interest Income (Expense), net

Interest income is derived from interest bearing bank deposits held by US, UK and New Zealand bank accounts, together with investment income from the Note receivable due from our affiliate, SSH LLC.

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

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the 2007 through 2009 tax years are open for examination by the respective taxing jurisdictions.

Note receivable from affiliate

The note receivable from affiliate represents amounts due from SSH LLC, the Company’s predecessor entity, under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”).

The Note bears interest at 5% per annum, which is payable in arrears on the first day of each calendar quarter, commencing April 1, 2008.  The loan matures on October 1, 2010, when the entire principal balance and all accrued interest will be due and payable.  It was secured by 25,000,000 shares of the Company’s stock which were pledged as collateral by members of SSH LLC. As permitted under the Note agreement, a portion of the pledged shares have been sold by SSH LLC in order to obtain funds to make the quarterly interest payments.  At March 31, 2010, the remaining number of shares securing the Note was 16,855,597.

In February 2010, the Company entered into the Prepayment and Amendment Agreement with SSH LLC, which provides for:

•
The sale by SSH LLC of a block of 4,823,000 shares of the pledged stock to a third party for US$0.24 per share, for a total of US$1,157,011 (after commissions) which will be applied to the interest due for the period from January through May 2010 ($146,581) and as a prepayment of principal ($1,010,430),

•	The prepayment of an additional US$3,075,676 of principal through the surrender of 11,650,000 pledged shares to the Company at US$0.26 per share,

•	The extension of the maturity date on the Note from October 1, 2010 to October 1, 2012, and

•	Adjustment of the annual interest rate from 5.0% to 6.5% effective in June 2010, payable January 1 of each year, in arrears.

This agreement is subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and is contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. If approved, the amended Note will have an outstanding principal balance of $3,075,685 and will be secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC.  The sale of the 4.8 million shares by SSH LLC to a third party occurred in February 2010 and the proceeds were placed in escrow pending the shareholder approval of the agreement.  If not approved, the proceeds will be delivered to the Company on October 1, 2010, the original maturity date of the Note.

At March 31, 2010 and December 31, 2009, the contractual outstanding loan balance of the Note was $7,161,791.  The Note is considered to be collateral dependent, as SSH LLC’s only means of repayment is through liquidation of the underlying collateral.  At December 31, 2008, the carrying amount was reduced by a $5.8 million valuation allowance which was based on the estimated fair value of the underlying collateral.  In the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. As a result of the above described transaction, at March 31, 2010 the Company determined that the fair value of the underlying collateral had increased and recorded an additional recovery of $3.2 million.

In the absence of an active market for the Company’s common stock, or other observable inputs for similar instruments, the Company originally based its valuation of the underlying collateral on the value of the March 2009 issuance of Series A Preferred Stock, adjusted using an assumed discount rate of 20%, which was management’s estimate of the fair value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note was to mature in October 2010.

At March 31, 2010, the Company remeasured a significant input used to value the underlying collateral of the Note and recorded a recovery of $3.2 million.  The remeasurement was based on recent events and activity which indicate that the preferred stock price is no longer the best measure of the fair value of our common stock.  The Company believes that a better benchmark for fair value is the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in the first quarter of 2010.  The Company has received the results of the appraisal required by the NZX, which indicates that the agreement is fair to the non-SSH LLC shareholders. The Company anticipates that shareholder approval of the Prepayment and Amendment Agreement related to the Note will be obtained at the Company’s annual meeting.  In addition, the Company has continued to meet growth projections through the first quarter of 2010, and the sustained upward climb in our stock price shows that market confidence has been restored by the Company’s steady but controlled growth. Based on all of these factors evaluated together, we believe the revised measurement is the best representation of fair value for our common stock.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements at Item 1 of this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
Revenues	$1,747,476	$997,172	$750,304

The growth in revenues of 75% in the quarter ended March 31, 2010 when compared with 2009 is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At March 31, 2010, the cumulative license agreements were 320, compared with 193 at March 31, 2009, a 66% increase.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost. All of the deferred revenue of $1.7 million recorded on the balance sheet at March 31, 2010 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
Cost of Revenues	$622,664	$455,733	$166,931

Cost of revenues is comprised of account management, customer support and IT services.  For the quarter ended March 31, 2010, employee costs included in cost of revenues increased by approximately $109 thousand as compared to the quarter ended March 31, 2009, primarily as a result of a realignment of certain management responsibilities from research and development to account management, and an increase in head count to support our larger client base. Additionally, travel costs increased by approximately $14 thousand due to increased client visits by account management.  The remainder of the increase in cost of revenues is attributable to an increase in IT services of $28 thousand, which has increased primarily due to hosting facilities the Company has added as a result of the growth in the number of users.

Cost of revenues as a percentage of revenues decreased to 35.6% in the first quarter of 2010, compared with 45.7% for Q1 2009, as a result of the greater economies of scale that we have achieved as our client base increased.

Selling and Marketing Expenses

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
Selling and Marketing Expenses	$566,885	$680,597	$(113,712)

Selling and marketing expenses are lower in the first quarter of 2010 as compared to the comparable 2009 quarter as a result of a slight decrease in our North American sales force and a decrease in advertising expenses.

General and Administrative Expenses

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
General and Administrative Expenses	$1,001,619	$1,128,443	$(126,824)
General and Administrative Expenses, excluding share-based compensation	$884,273	$1,108,417	$(224,144)

The decrease in general and administrative expenses excluding share-based compensation is primarily attributable to a decrease in professional fees from the first quarter of 2009. The three months ended March 31, 2009 included costs associated with the requirements of becoming a public company in the U.S.  Additionally, office costs, rent expense and salaries and bonuses decreased in the first quarter of 2010.

Research and Development Expenses

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
Research and Development Expenses	$177,146	$159,689	$17,457

Research and development expenses increased 10.9% for the first quarter of 2010 as compared to the first quarter of 2009.  Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses in local currency decreased due to the realignment of certain management responsibilities from research and development to account management, offset by the difference in the average exchange rates for the periods a slight increase in other staffing.

Depreciation and Amortization

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
Depreciation and Amortization	$115,196	$89,557	$25,639

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$3,200,000	$-	$3,200,000

The carrying value of the Note had previously been reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock which is held as collateral for the Note, as the Note is deemed to be collateral dependant.  At March 31, 2010, the Company remeasured a significant input used to value the underlying collateral and recorded a recovery of $3.2 million, based on recent events and activity which indicate that the revised measurement is the best representation of fair value of the underlying collateral for the Note.

Interest Income, net

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
Interest Income, net	$75,847	$84,787	$(8,940)

Interest income, net, includes interest income on the Note receivable from our affiliate, as well as interest on the Company’s interest-bearing cash and cash equivalents and term deposits.  The decrease in interest income is attributable to the decrease in our average cash balances to $0.6 million for the quarter ended March 31, 2010 from $3.1 million for the quarter ended March 31, 2009.

Foreign Exchange Transaction Loss

	Three months ended March 31,
	2010	2009	Increase/(Decrease)
Foreign Exchange Transaction Loss	$(39,629)	$(42,689)	$3,060

The parent Company maintains a portion of its cash balances in NZD and GBP.  The foreign exchange losses for the quarters ended March 31, 2010 and March 31, 2009, respectively, are a result of strengthening of the US dollar against both NZD and GBP during those periods.

Liquidity and Capital Resources

The primary source of our liquidity for the past year has been the $2.9 million of financing obtained from our Series A Preferred Stock issued in March 2009.  At March 31, 2010, our sources of liquidity consist of cash and term deposits of approximately $700 thousand.

In February 2010, Services Share Holding, LLC (the Company’s predecessor entity, hereinafter referred to as “SSH LLC”) sold approximately 4.8 million shares of Company stock pledged as collateral for the Note for approximately $1.2 million.  The proceeds were placed in escrow pending stockholder approval at our annual stockholders’ meeting in June 2010, as required by the New Zealand Stock Exchange listing rules.  If approved by our stockholders at our annual meeting in June 2010, we will then receive approximately $0.2 million interest through May 2010 and a $1.0 million principal prepayment in cash,  providing us with additional liquidity.  If the transaction is not ratified by the stockholders at the annual meeting, the $1.0 million will be received by the Company on October 1, 2010,  the original maturity date of the Note. With the exception of scheduled interest payments, the Company has not included the collection of the principal balance of the Note receivable in its liquidity planning.

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company.  This line of credit offers the Company additional cash flow support if needed.

The Company continues to consider and evaluate strategic growth opportunities that could result in a need for additional capital not currently within the Company’s budget.  Our current operating expenses and expected capital expenditures are fixed, predictable and adequate to support our budgeted growth.  The primary uncertainty concerning the Company’s capital needs pertains to its ability to achieve the expected sales growth in a timely manner.

Cash flows

	Three months ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$(421,411)	$(941,746)
Investing activities	$(50,084)	$(27,586)
Financing activities	$(31,865)	$2,829,415

Net Cash Flows from Operating Activities

Cash used in operating activities for the quarter ended March 31, 2010 was $421 thousand, compared with $942 thousand for the first quarter of 2009.  The Company has been reducing its cash burn rate from operations, primarily from increased revenues coupled with a reduction in operating expenses.

Net Cash Flows from Investing Activities

Cash used in investing activities increased to $50 thousand in the first quarter of 2010 from $28 thousand in the comparable 2009 quarter, entirely due to purchases of property and equipment.

Net Cash Flows from Financing Activities

In the first quarter of 2010, financing activities consisted solely of repayments of obligations under capital leases.  During the first quarter of 2009, the Company secured $2.9 million in financing, net of issuance costs, from the issuance of Series A Preferred Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended March 31, 2010, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. [Reserved]

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Numbers	Exhibits

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: May 17, 2010	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2010	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)