Form 10-Q
period 2010-06-30
Diligent Board Member Services, Inc.
filed 2010-08-10
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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
☐Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of August 2, 2010 was 78,790,000.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.
Diligent Board Member Services, Inc.
Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,060,185	$1,129,591
Term deposit	68,990	72,530
Accounts receivable, net	282,255	303,331
Prepaid expenses and other current assets	243,847	183,368
Total current assets	1,655,277	1,688,820
Property and equipment, net	1,175,820	1,312,959
Note receivable from affiliate, net of valuation allowance	775,685	1,661,791
Restricted cash - security deposits	225,032	221,886
Total assets	$3,831,814	$4,885,456
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$468,491	$397,840
Deferred revenue	1,712,570	1,593,351
Current portion of obligations under capital leases	93,019	113,418
Payables to affiliates	1,720	5,762
Total current liabilities	2,275,800	2,110,371
Non-current liabilities:
Obligations under capital leases, less current portion	104,514	147,091
Other noncurrent liabilities	48,065	44,252
Total non-current liabilities	152,579	191,343
Total liabilities	2,428,379	2,301,714
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 and 30,000,000 shares issued and outstanding (liquidation value $5,065,068 and $4,766,712)	3,163,426	3,149,851
Stockholders' (deficiency):
Common Stock, $.001 par value, 250,000,000 shares authorized, 78,790,000 and 90,440,000 shares issued and outstanding	78,790	90,440
Additional paid-in capital	21,513,775	24,532,622
Accumulated deficit	(23,336,397)	(25,180,648)
Accumulated other comprehensive loss	(16,159)	(8,523)
Total stockholders' (deficiency)	(1,759,991)	(566,109)
Total liabilities and stockholders' (deficiency)	$3,831,814	$4,885,456

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$1,915,405	$1,156,732	$3,662,882	$2,153,904
Cost of revenues	659,556	539,834	1,282,220	995,567
Gross profit	1,255,849	616,898	2,380,662	1,158,337

Operating expenses:
Selling and marketing expenses	739,991	593,064	1,306,877	1,273,661
General and administrative expenses	882,818	995,598	1,884,437	2,124,041
Research and development expenses	233,742	199,238	410,888	358,927
Depreciation and amortization	114,707	94,404	229,903	183,961
Total operating expenses	1,971,258	1,882,304	3,832,105	3,940,590

Operating loss	(715,409)	(1,265,406)	(1,451,443)	(2,782,253)

Other income (expenses):
Impairment recovery on note receivable from affiliate	-	-	3,200,000	-
Interest income, net	68,535	100,855	144,382	185,642
Foreign exchange transaction gain/(loss)	1,018	41,796	(38,611)	(893)
Other	-	170,954	-	170,954
Total other income	69,553	313,605	3,305,771	355,703

Income (loss) before provision for income taxes	(645,856)	(951,801)	1,854,328	(2,426,550)

Income tax (benefit) expense	(3,561)	-	10,077	6,056

Net income (loss)	$(642,295)	$(951,801)	$1,844,251	$(2,432,606)

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$0.02	$(0.03)
Diluted	$(0.01)	$(0.01)	$0.02	$(0.03)
Weighted average shares outstanding:
Basic	87,495,495	90,390,549	88,959,613	90,301,878
Diluted	87,495,495	90,390,549	123,062,002	90,301,878

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statement of Changes in Stockholders’ (Deficiency)
And Comprehensive Loss
Six Months Ended June 30, 2010
(Unaudited)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	(Loss)	(Deficiency)
Balance at January 1, 2010	90,440,000	$90,440	$24,532,622	$(25,180,648)	$(8,523)	$(566,109)
Net income	-	-	-	1,844,251	-
Foreign exchange translation adjustment	-	-	-	-	(7,636)
Total comprehensive income						1,836,615
Share-based compensation	-	-	223,754	-	-	223,754
Cancellation of common stock	(11,650,000)	(11,650)	(3,064,026)			(3,075,676)
Amortization of offering costs	-	-	(13,575)	-	-	(13,575)
Accrued preferred stock dividend	-	-	(165,000)	-	-	(165,000)
Balance at June 30, 2010	78,790,000	$78,790	$21,513,775	$(23,336,397)	$(16,159)	$(1,759,991)

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,844,251	$(2,432,606)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Impairment recovery on note receivable from affiliate	(3,200,000)	-
Depreciation and amortization	229,903	183,961
Share-based compensation	223,754	23,099
Straight-line rent adjustment	3,813	38,818
Changes in operating assets and liabilities:
Accounts receivable	21,076	119,208
Prepaid expenses and other current assets	(60,479)	(177,513)
Restricted cash - security deposits	(3,146)	5,838
Accounts payable and accrued expenses, net	(94,348)	77,616
Deferred revenue	119,219	189,553
Payables to affiliates	(4,042)	(49,578)
Net cash and cash equivalents used in operating activities:	(919,999)	(2,021,604)
Cash flows from investing activities:
Purchase of property and equipment	(88,975)	(184,213)
Net cash and cash equivalents used in investing activities:	(88,975)	(184,213)
Cash flows from financing activities:
Proceeds from preferred stock issuance	-	2,861,150
Cash received from partial prepayment of note receivable from affiliate	1,010,430	-
Payments of obligations under capital leases	(62,977)	(65,629)
Net cash and cash equivalents provided by (used in) financing activities	947,453	2,795,521
Effect of exchange rates on cash and cash equivalents	(7,885)	(11,168)
Net increase (decrease) in cash and cash equivalents	(69,406)	578,536
Cash and cash equivalents at beginning of period	1,129,591	1,265,347
Cash and cash equivalents at end of period	$1,060,185	$1,843,883

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$24,782	$15,300
Income taxes	$10,206	$12,634
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired under capital leases	$-	$46,200
Prepayment of principal on note receivable from affiliate in exchange for 11,650,000 shares	$3,075,676	$-

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

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which was acquired on January 1, 2008.  DBMS NZ provides research and development services to the Company.  The Company also has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which provides European sales and marketing services.  Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in US dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of June 30, 2010, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

2)	Liquidity

The primary source of our liquidity for the past year has been the $2.9 million of financing obtained from our Series A Preferred Stock issued in March 2009.  At June 30, 2010, our sources of liquidity consist of cash and term deposits of approximately $1.1 million.

In February 2010, Services Share Holding, LLC (the Company’s predecessor entity, hereinafter referred to as “SSH LLC”) sold approximately 4.8 million shares of Company stock pledged as collateral for the Note receivable from affiliate for approximately $1.2 million.  The proceeds were placed in escrow pending stockholder approval at our annual stockholders’ meeting on June 8, 2010, as required by the New Zealand Stock Exchange listing rules (See Note 5).  The sale was approved and we received approximately $0.2 million interest in cash in April and May 2010 and a $1.0 million principal prepayment in cash in June 2010,  providing us with additional liquidity.

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company (See Note 8).  This line of credit offers the Company additional cash flow support if needed.  As of June 30, 2010, the Company has no borrowings under this credit facility.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments – The fair value of our cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements.  See Note 5 for the valuation of the Note receivable from affiliate and Note 6 for the valuation of foreign currency options.

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

Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive. Stock options, nonvested restricted stock and convertible preferred stock are included as potential dilutive securities for the periods applicable.  All potentially dilutive securities have been excluded from the calculation for the three months ended June 30, 2010 and for the three and six months ended June 30, 2009 as they were anti-dilutive. The number of potentially dilutive securities for the three months ended June 30, 2010 and for the three and six months ended June 30, 2009 were 34,102,389, 30,000,000 and 30,000,000, respectively.

The components of the calculation of basic and diluted net income (loss) per common share are as follows:

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(642,295)	$(951,801)	$1,844,251	$(2,432,606)
Preferred stock dividends	(82,500)	-	(165,000)	-
Basic net income (loss) available to common shareholders	$(724,795)	$(951,801)	$1,679,251	$(2,432,606)
Diluted net income (loss) available to common shareholders	$(642,295)	$(951,801)	$1,844,251	$(2,432,606)
Denominator:
Basic weighted average shares outstanding	87,495,495	90,390,549	88,959,613	90,301,878
Dilutive effect of stock options	-	-	1,435,266	-
Dilutive effect of convertible preferred stock	-	-	32,667,123	-
Diluted weighted average shares outstanding	87,495,495	90,390,549	123,062,002	90,301,878
Basic earnings (loss) per share	$(0.01)	$(0.01)	$0.02	$(0.03)
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$0.02	$(0.03)

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

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard was effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The Company does not expect this new guidance to have a material effect on the consolidated financial statements.

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

At June 30, 2010, the Company has a term deposit with a New Zealand bank with a term of 365 days.  The term deposit in the amount of NZD 100,000 (US$68,990) bears interest at 4.20% and matures in March 2011.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

5)	Note receivable from affiliate

The note receivable from affiliate represents amounts due from SSH LLC, the Company’s predecessor entity, under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”), as amended by the Prepayment and Amendment Agreement entered into in February 2010 and approved by our stockholders in June 2010.

The original Note bore interest at 5% per annum, and was scheduled to mature on October 1, 2010.  It was originally secured by 25,000,000 shares of the Company’s stock which was pledged as collateral by members of SSH LLC. A portion of the pledged shares were sold by SSH LLC in order to obtain funds to make the quarterly interest payments.  At December 31, 2009, there were 21,678,597 shares securing the Note.

The Prepayment and Amendment Agreement with SSH LLC provides for:

•
The sale in February 2010 by SSH LLC of a block of 4,823,000 shares of the pledged stock to a third party for US$0.24 per share, for a total of US$1,157,011 (after commissions), which would be applied to the interest due for the period from January through May 2010 ($146,581) and prepayment of principal ($1,010,430).  The proceeds of this sale were placed in escrow pending stockholder approval of the agreement.

•	The prepayment of an additional US$3,075,676 of principal through the surrender of 11,650,000 pledged shares to the Company at US$0.26 per share,

•	The extension of the maturity date on the Note from October 1, 2010 to October 1, 2012, and

•	Adjustment of the annual interest rate from 5.0% to 6.5% effective in June 2010, payable January 1 of each year, in arrears.

This agreement was subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and was contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. The agreement was approved and the amended Note now has an outstanding principal balance of $3,075,685 and is secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC.  The proceeds from the February 2010 sale of shares by SSH LLC to a third party were delivered to the Company on June 8, 2010.

At June 30, 2010, the contractual outstanding loan balance is $3,075,685, which is reduced by a valuation allowance of $2,300,000, resulting in a net receivable balance of $775,685.  Prior to the Prepayments described above,  the contractual outstanding loan balance of the Note was $7,161,791.  The Note is considered to be collateral dependent, as SSH LLC’s only means of repayment is through liquidation of the underlying collateral.  At December 31, 2008, the carrying amount was reduced by a $5.8 million valuation allowance which was based on the estimated fair value of the underlying collateral at that time.  In the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. As a result of the above described transaction, at March 31, 2010 the Company determined that the fair value of the underlying collateral had increased and recorded an additional recovery of $3.2 million.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The recovery of $3.2 million at March 31, 2010 was based on the remeasurement of a significant input used to value the underlying collateral of the Note, due to recent events and activity which indicated that the preferred stock price was no longer the best measure of the fair value of our common stock.  The Company believes that a better benchmark for fair value is the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in the first quarter of 2010.  Prior to the issuance of the March 31, 2010 financial statements, the Company received the results of the appraisal required by the NZX, which indicated that the agreement was fair to the non-SSH LLC shareholders, and fully anticipated that stockholder approval of the Prepayment and Amendment Agreement would be obtained at the Company’s annual meeting.  In addition, the Company continued to meet growth projections. Based on all of these factors evaluated together, we believe the revised measurement is the best representation of fair value for our common stock.   The Company reviews the valuation of the Note each reporting period and believes the value is properly stated at June 30, 2010.

6)	Derivatives

The Company uses foreign currency option contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency.  The Company uses these instruments as economic hedges and not for speculative or trading purposes.  All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet and expire within three months from the balance sheet date.  In the second quarter of 2010, mark-to-market losses on foreign currency option contracts were not significant to the Company’s consolidated financial condition or results of operations.  There were no options or other derivative instruments prior to the second quarter of 2010.

At June 30, 2010, the Company held option contracts with an aggregate U.S. dollar notional value of $150,000 and a fair value of $5,679.

7)	Fair value measurements

The following table details the fair value measurements within the fair value hierarchy:

		Fair value measurements at June 30, 2010 using:
		Outside prices in		Significant
		active markets	Significant other	unobservable
		using identical	observable inputs	inputs
	Total	assets (Level 1)	(Level 2)	(Level 3)
Foreign currency option contracts	$5,679	$-	$5,679	$-
Note receivable from affiliate	775,685	-	-	775,685
Total	$781,364	$-	$5,679	$775,685

The fair value of the foreign currency option contracts is estimated based on the fair value of comparable contracts.

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant unobservable inputs.  A reconciliation of the beginning and ending balances of the Note is as follows:

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Balance at beginning of period	$1,661,791	$1,361,791
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	3,200,000	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(4,086,106)	-
Transfers in and/or out of Level 3	-	-
Ending balance	$775,685	$1,361,791

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3,200,000	$-

8)	Line of credit facility

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

As of June 30, 2010, the Company has no outstanding borrowings under this credit facility.

9)	Redeemable Preferred Stock

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
(Unaudited)

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

For the year 2009, the Board of Directors of the Company approved the issuance of PIK Shares in lieu of cash, which dividend was effective January 4, 2010.  Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK shares, and total issued and outstanding preferred shares at June 30, 2010 are 32,667,123.

The carrying value of the Preferred Shares at June 30, 2010 and December 31, 2009 is as follows:

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	June 30,	December 31,
	2010	2009
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	-
Cumulative amortization of issuance costs	35,564	21,989
Cumulative in-kind dividend	-	266,712
Balance	$3,163,426	$3,149,851

In 2010, the Company anticipates that cash dividends will be paid on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $165,000 for the six months ended June 30, 2010 are included in accrued expenses and other current liabilities.

10)	Stock option and incentive plan

In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the 2007 Plan”) authorizing the issuance of up to 10,000,000 shares of the Company’s common stock as awards to be granted to selected employees, directors and consultants of the Company, and its affiliates in the form of incentive stock options, non-qualified stock options, and stock awards. The 2007 Plan is administered by the Company's Board of Directors. Pursuant to delegation by the Company's Board of Directors, the Remunerations and Nominations Committee determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the 2007 Plan.

In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (“the 2010 Plan”) authorizing the issuance of up to 5,000,000 shares of the Company’s common stock as Incentive Stock Options and Non-Qualified Stock Options.  Under the 2010 Plan, only employees are eligible for Incentive Stock Options.  The 2010 Plan is to be administered by the Remunerations and Nominations Committee pursuant to delegation by the Company's Board of Directors, which will determine the number of shares, the term, the frequency and date, the type, the exercise periods, and any performance criteria pursuant to which stock option awards may be granted.  As of June 30, 2010, no stock options have been awarded under the 2010 Plan.

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

During the six months ended June 30, 2010 and June 30, 2009, the Company recognized share-based compensation costs related to restricted stock awards of $0 and $23,099, respectively.  At June 30, 2010 all restricted stock is fully vested and there is no unrecognized compensation cost.

Stock option awards – On August 20, 2009 the Board of Directors approved the Stock Option Agreement, which contains the terms and conditions with respect to stock options granted by the Company under the 2007 Plan.  On that date, the Board of Directors awarded 3,650,000 stock options to officers and an additional 100,000 options to two former outside directors of the Company.  On October 9, 2009, the Company granted an additional 910,003 shares to employees.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The fair values of the options granted in 2009 were estimated based on the following assumptions:

Expected volatility (1)	183.98 - 186.94%
Expected term (2)	5.35 – 6.00 years
Risk-free interest rate (3)	2.36 - 2.75%
Dividend yield	-

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

The weighted average grant-date fair value of the options granted was $0.1406 per share.

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2010	4,660,003	$.1439
Granted	-	-
Exercised	-	-
Forfeited	45,000	.1439
Outstanding at June 30, 2010	4,615,003	.1439	9.17 years
Exercisable at June 30, 2010	300,000	.1439

During the six months ended June 30, 2010, the Company recognized share-based compensation costs related to stock options of $223,754.  At June 30, 2010 there was $244,027 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 2.25 years.

11)	Income taxes

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

SaaS Benefits

The Company’s SaaS model addresses several difficulties found in the traditional software model and offers the following critical advantages for our company:

•
Highly scalable operations. Because our clients’ boards do not ordinarily meet on a daily or monthly basis, our system has the capability to support many more Boards without absorbing increased costs associated with customer growth.

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

In the first half of 2010, the Company recorded a number of milestones, none more pleasing than recording our best ever start to the year.  At the half way mark of the 2010 year, the Company has added license fees of $1.28 million, up significantly over the $0.99 million from the same time in 2009 and $0.81 million in 2008.  Encouragingly, the sales momentum generated during the first half of 2010 is expected to continue throughout the remainder of the year.  The Company’s income consists of subscription-based revenue that recurs each year and increases with each new license agreement or upgrade.  Year on year, our sales revenue is up 70% while operational costs have decreased approximately 3%.  Moreover, our customer satisfaction is such that we continue to enjoy a high retention rate – in fact not only are customers demonstrably happy with the Boardbook product and services, customer upgrades continue to provide a significant boost to sales.  In fact, the second quarter of 2010 represented the best quarter ever for upgrades from existing Diligent customers.   The Company now has over 350 worldwide clients and more than 9,500 users of its Boardbooks product.

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

Share-Based Compensation.  In November 2007, we adopted our 2007 Stock Option and Incentive Plan pursuant to which we have issued share-based compensation from time to time, in the form of stock options and other equity based awards.  In June 2010, we adopted the 2010 Stock Option and Incentive Plan pursuant to which we intend to issue Incentive Stock Options and Non-Qualified Stock Options.

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

The Company uses foreign currency option contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency.  The Company uses these instruments as economic hedges and not for speculative or trading purposes.  All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet and unrealized gains or losses at the balance sheet date are recorded in the income statement.

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

Note receivable from affiliate

The note receivable from affiliate represents amounts due from SSH LLC, the Company’s predecessor entity, under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”), as amended by the Prepayment and Amendment Agreement entered into in February 2010 and approved by our stockholders in June 2010.

The original Note bore interest at 5% per annum, and was scheduled to mature on October 1, 2010.  It was originally secured by 25,000,000 shares of the Company’s stock which was pledged as collateral by members of SSH LLC. A portion of the pledged shares were sold by SSH LLC in order to obtain funds to make the quarterly interest payments.  At December 31, 2009, there were 21,678,597 shares securing the Note.

The Prepayment and Amendment Agreement with SSH LLC provides for:

•
The sale in February 2010 by SSH LLC of a block of 4,823,000 shares of the pledged stock to a third party for US$0.24 per share, for a total of US$1,157,011 (after commissions), which would be applied to the interest due for the period from January through May 2010 ($146,581) and  prepayment of principal ($1,010,430).  The proceeds of this sale were placed in escrow pending stockholder approval of the agreement.

•	The prepayment of an additional US$3,075,676 of principal through the surrender of 11,650,000 pledged shares to the Company at US$0.26 per share,
•	The extension of the maturity date on the Note from October 1, 2010 to October 1, 2012, and
•	Adjustment of the annual interest rate from 5.0% to 6.5% effective in June 2010, payable January 1 of each year, in arrears.

This agreement was subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and was contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. The agreement was approved and the amended Note now has an outstanding principal balance of $3,075,685 and is secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC.  The proceeds from the February 2010 sale of shares by SSH LLC to a third party were delivered to the Company on June 8, 2010.

At June 30, 2010, the contractual outstanding loan balance is $3,075,685, which is reduced by a valuation allowance of $2,300,000, resulting in a net receivable balance of $775,685.  Prior to the Prepayments described above,  the contractual outstanding loan balance of the Note was $7,161,791.  The Note is considered to be collateral dependent, as SSH LLC’s only means of repayment is through liquidation of the underlying collateral.  At December 31, 2008, the carrying amount was reduced by a $5.8 million valuation allowance which was based on the estimated fair value of the underlying collateral at that time.  In the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. As a result of the above described transaction, at March 31, 2010 the Company determined that the fair value of the underlying collateral had increased and recorded an additional recovery of $3.2 million.

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

The recovery of $3.2 million at March 31, 2010 was based on the remeasurement of a significant input used to value the underlying collateral of the Note, due to recent events and activity which indicated that the preferred stock price was no longer the best measure of the fair value of our common stock.  The Company believes that a better benchmark for fair value is the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in the first quarter of 2010.  Prior to the issuance of the March 31, 2010 financial statements, the Company received the results of the appraisal required by the NZX, which indicated that the agreement was fair to the non-SSH LLC shareholders, and fully anticipated that stockholder approval of the Prepayment and Amendment Agreement would be obtained at the Company’s annual meeting.  In addition, the Company continued to meet growth projections. Based on all of these factors evaluated together, we believe the revised measurement is the best representation of fair value for our common stock.   The Company reviews the valuation of the Note each reporting period and believes the value is properly stated at June 30, 2010.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements at Item 1 of this Form 10-Q

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenues

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
Revenues	$1,915,405	$1,156,732	$758,673

The growth in total revenues of 66% in the second quarter of 2010 when compared with the 2009 second quarter is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At June 30, 2010, the cumulative license agreements were 356, compared with 213 at June 30, 2009.  A net of 36 new licenses were added during the second quarter of 2010, compared with 20 for the second quarter of 2009.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.  All of the deferred revenue of $1.7 million recorded on the balance sheet at June 30, 2010 will be recognized as revenue in the next twelve months, including $0.9 million which will be recognized in the third and fourth quarters of 2010.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
Cost of Revenues	$659,556	$539,834	$119,722

Cost of revenues is comprised of account management, customer support and IT services.  For the three months ended June 30, 2010, employee costs included in cost of revenues increased by approximately $109 thousand as compared to the three months ended June 30, 2009, primarily as a result of a realignment of certain management responsibilities from research and development to account management, and an increase in head count to support our larger client base. The remainder of the increase in cost of revenues is primarily attributable to an increase in hosting costs of approximately $13 thousand, which has increased primarily due to hosting facilities the Company has added as a result of the growth in the number of users.

Cost of revenues as a percentage of revenues decreased to 34.4% for the second quarter of 2010, compared with 46.7% for the second quarter of 2009, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
Selling and Marketing Expenses	$739,991	$593,064	$146,927

Selling and marketing expenses are higher in the second quarter of 2010 as compared to the comparable 2009 quarter as a result of an increase in salaries and commissions of $44 thousand, advertising expenses of $74 thousand and foreign selling expenses of $21 thousand, primarily in the UK.

General and Administrative Expenses

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
General and Administrative Expenses	$882,818	$995,598	$(112,780)

The decrease in general and administrative expenses is comprised of an increase in share-based compensation expense of $103 thousand relating to stock options issued at the second half of 2009, offset by decreases in professional fees of $143 thousand, employee compensation of $40 thousand, rent and office costs of $20 thousand and travel expenses of $18 thousand.  The decrease in professional fees is attributable to the inclusion in the first half of 2009 of incremental professional fees associated with the requirements of becoming a public company in the U.S.

Research and Development Expenses

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
Research and Development Expenses	$233,742	$199,238	$34,504

Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses in local currency increased slightly due to increased headcount. The difference in the average US$/NZD exchange rates for the periods resulted in an additional increase when measured in US dollars.

Depreciation and Amortization

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
Depreciation and Amortization	$114,707	$94,404	$20,303

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Interest Income, net

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
Interest Income, net	$68,535	$100,855	$(32,320)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the decrease in our cash and term deposit balances from $1.9 million at June 30, 2009 to $1.1 million at June 30, 2010.

Foreign Exchange Transaction Gain(Loss)

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
Foreign Exchange Transaction Gain(Loss)	$1,018	$41,796	$(40,778)

The parent Company maintains a portion of its cash and receivable balances in foreign currencies, primarily the NZD and GBP.  The slight gain for the three months ended June 30, 2010 is due to a slight weakening of the US dollar against both NZD and GBP.  During the second quarter of 2009 there was a more significant weakening of the US dollar against both NZD and GBP.

Other Income

	Three months ended June 30,
	2010	2009	Increase/(Decrease)
Other Income	$-	$170,954	$(170,954)

Other income in 2009 consists of a recovery of UK Value Added Tax (VAT) on prior year expenses.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenues

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Revenues	$3,662,882	$2,153,904	$1,508,978

The growth in revenues of 70% in the first two quarters of 2010 when compared with the first two quarters of 2009 is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At June 30, 2010, the cumulative license agreements were 356, compared with 213 at June 30, 2009.  A net of 72 new licenses were added during the first two quarters of 2010, compared with 39 for the first two quarters of 2009.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost. All of the deferred revenue of $1.7 million recorded on the balance sheet at June 30, 2010 will be recognized as revenue in the next twelve months, including $0.9 million which will be recognized in the third and fourth quarters of 2010.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Cost of Revenues	$1,282,220	$995,567	$286,653

Cost of revenues is comprised of account management, customer support and IT services.  For the six months ended June 30, 2010, employee costs included in cost of revenues increased by approximately $227 thousand as compared to the six months ended June 30, 2009, primarily as a result of a realignment of certain management responsibilities from research and development to account management, and an increase in head count to support our larger client base. Additionally, travel costs increased by approximately $22 thousand due to increased client visits by account management.  The remainder of the increase in cost of revenues is attributable to an increase in hosting costs of approximately $30 thousand, which has increased primarily due to hosting facilities the Company has added as a result of the growth in the number of users.

Cost of revenues as a percentage of revenues decreased to 35.0% for the first half of 2010, compared with 46.2% for the first half of 2009, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Selling and Marketing Expenses	$1,306,877	$1,273,661	$33,216

Selling and marketing expenses are slightly higher in the first half of 2010 as compared to the comparable 2009 period as a result of a slight decrease in our North American sales force offset by an increase in advertising expenses.

General and Administrative Expenses

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
General and Administrative Expenses	$1,884,437	$2,124,041	$(239,604)

The decrease in general and administrative expenses is comprised of an increase in share-based compensation expense of $200 thousand relating to stock options issued at the second half of 2009, offset by decreases in professional fees of $334 thousand, employee compensation of $52 thousand, rent and office costs of $43 thousand and travel expenses of $11 thousand.  The decrease in professional fees is attributable to the inclusion in the first half of 2009 of incremental professional fees associated with the requirements of becoming a public company in the U.S.

Research and Development Expenses

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Research and Development Expenses	$410,888	$358,927	$51,961

Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses for the first six months of 2010 in local currency decreased slightly over the comparable 2009 period due to the realignment of certain management responsibilities from research and development to account management, offset slightly by an increase in headcount in the second quarter of 2010.  This was offset by the difference in the average US$/NZD exchange rates for the periods resulting in an additional increase when measured in US dollars.

Depreciation and Amortization

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Depreciation and Amortization	$229,903	$183,961	$45,942

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$3,200,000	$-	$3,200,000

The carrying value of the Note had previously been reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock which is held as collateral for the Note, as the Note is deemed to be collateral dependant.  At March 31, 2010, the Company remeasured a significant input used to value the underlying collateral and recorded a recovery of $3.2 million, based on recent events and activity which indicated that the revised measurement is the best representation of fair value of the underlying collateral for the Note.

Interest Income, net

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Interest Income, net	$144,382	$185,642	$(41,260)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the decrease in our cash and term deposit balances from $1.9 million at June 30, 2009 to $1.1 million at June 30, 2010.

Foreign Exchange Transaction Gain/(Loss)

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Foreign Exchange Gain/(Loss)	$(38,611)	$(893)	$(37,718)

The parent Company maintains a portion of its cash and receivable balances in foreign currencies, primarily the NZD and GBP.  The foreign exchange losses for the six months ended June 30, 2010 and 2009, are a result of the strengthening of the US dollar against both NZD and GBP during those periods, more significantly so in 2010.

Other Income

	Six months ended June 30,
	2010	2009	Increase/(Decrease)
Other Income	$-	$170,954	$(170,954)

Other income in 2009 consists of a recovery of UK Value Added Tax (VAT) on prior year expenses.

Liquidity and Capital Resources

The primary source of our liquidity for the past year has been the $2.9 million of financing obtained from our Series A Preferred Stock issued in March 2009.  At June 30, 2010, our sources of liquidity consist of cash and term deposits of approximately $1.1 million.

In February 2010, Services Share Holding, LLC sold approximately 4.8 million shares of Company stock pledged as collateral for the Note receivable from affiliate for approximately $1.2 million.  The proceeds were placed in escrow pending stockholder approval at our annual stockholders’ meeting on June 8, 2010, as required by the New Zealand Stock Exchange listing rules.  The sale was approved and we received approximately $0.2 million interest in cash in April and May 2010 and a $1.0 million principal prepayment in cash in June 2010,  providing us with additional liquidity.

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company.  This line of credit offers the Company additional cash flow support if needed. As of June 30, 2010, the Company has no borrowings under this credit facility.

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

Cash flows

	Six months ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$(919,999)	$(2,021,604)
Investing activities	$(88,975)	$(184,213)
Financing activities	$947,453	$2,795,521

Net Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2010 was $920 thousand, compared with $2,022 thousand for the first half of 2009.  The Company has been reducing its cash burn rate from operations, primarily from increased revenues coupled with a reduction in operating expenses.

Net Cash Flows from Investing Activities

Cash used in investing activities is comprised entirely of purchases of property and equipment.

Net Cash Flows from Financing Activities

In the first half of 2010, cash received from financing activities consists principally of the $1.0 million received from a prepayment of the Note receivable from affiliate.  During the first half of 2009, the Company secured $2.9 million in financing, net of issuance costs, from the issuance of Series A Preferred Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended June 30, 2010, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

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

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: August 10, 2010	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2010	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)