Form 10-Q
period 2010-09-30
Diligent Board Member Services, Inc.
filed 2010-11-08
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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
☐ Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of November 8, 2010 was 81,941,334.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.
Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,217,113	$1,129,591
Term deposit	73,270	72,530
Accounts receivable, net	344,311	303,331
Prepaid expenses and other current assets	272,975	183,368
Total current assets	1,907,669	1,688,820
Property and equipment, net	1,117,290	1,312,959
Note receivable from affiliate, net of valuation allowance	1,875,685	1,661,791
Restricted cash - security deposits	225,907	221,886
Total assets	$5,126,551	$4,885,456
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$599,616	$397,840
Deferred revenue	2,106,780	1,593,351
Current portion of obligations under capital leases	85,172	113,418
Payables to affiliates	-	5,762
Total current liabilities	2,791,568	2,110,371
Non-current liabilities:
Obligations under capital leases, less current portion	82,331	147,091
Other noncurrent liabilities	49,160	44,252
Total non-current liabilities	131,491	191,343
Total liabilities	2,923,059	2,301,714
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 and 30,000,000 shares issued and outstanding (liquidation value $5,147,568 and $4,766,712)	3,170,350	3,149,851
Stockholders' (deficiency):
Common Stock, $.001 par value, 250,000,000 shares authorized, 78,790,000 and 90,440,000 shares issued and outstanding	78,790	90,440
Additional paid-in capital	21,711,771	24,532,622
Accumulated deficit	(22,742,510)	(25,180,648)
Accumulated other comprehensive loss	(14,909)	(8,523)
Total stockholders' (deficiency)	(966,858)	(566,109)
Total liabilities and stockholders' (deficiency)	$5,126,551	$4,885,456

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$2,188,613	$1,303,764	$5,851,494	$3,457,668
Cost of revenues	704,595	548,555	1,986,815	1,544,122
Gross profit	1,484,018	755,209	3,864,679	1,913,546

Operating expenses:
Selling and marketing expenses	688,315	579,414	1,995,191	1,853,075
General and administrative expenses	1,007,848	931,096	2,892,285	3,055,137
Research and development expenses	253,663	183,826	664,551	542,753
Depreciation and amortization	117,274	102,775	347,177	286,736
Total operating expenses	2,067,100	1,797,111	5,899,204	5,737,701

Operating loss	(583,082)	(1,041,902)	(2,034,525)	(3,824,155)

Other income (expenses):
Impairment recovery on note receivable from affiliate	1,100,000	-	4,300,000	-
Interest income, net	43,791	90,919	188,173	276,561
Foreign exchange transaction gain (loss)	34,522	54,820	(4,089)	53,927
Other	-	-	-	170,954
Total other income	1,178,313	145,739	4,484,084	501,442

Income (loss) before provision for income taxes	595,231	(896,163)	2,449,559	(3,322,713)

Income tax expense	1,344	9,429	11,421	15,485

Net income (loss)	$593,887	$(905,592)	$2,438,138	$(3,338,198)

Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.03	$(0.04)
Diluted	$0.01	$(0.01)	$0.02	$(0.04)
Weighted average shares outstanding:
Basic	78,790,000	90,440,000	85,532,491	90,348,425
Diluted	113,438,232	90,440,000	120,180,723	90,348,425

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statement of Changes in Stockholders’ (Deficiency)
And Comprehensive Loss
Nine Months Ended September 30, 2010
(Unaudited)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	(Loss)	(Deficiency)
Balance at January 1, 2010	90,440,000	$90,440	$24,532,622	$(25,180,648)	$(8,523)	$(566,109)
Net income	-	-	-	2,438,138	-
Foreign exchange translation adjustment	-	-	-	-	(6,386)
Total comprehensive income						2,431,752
Share-based compensation	-	-	511,174	-	-	511,174
Cancellation of common stock	(11,650,000)	(11,650)	(3,064,026)			(3,075,676)
Amortization of offering costs	-	-	(20,499)	-	-	(20,499)
Accrued preferred stock dividend	-	-	(247,500)	-	-	(247,500)

Balance at September 30, 2010	78,790,000	$78,790	$21,711,771	$(22,742,510)	$(14,909)	$(966,858)

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,438,138	$(3,338,198)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Impairment recovery on note receivable from affiliate	(4,300,000)	-
Depreciation and amortization	347,177	286,736
Share-based compensation	511,174	79,754
Straight-line rent adjustment	4,908	41,535
Changes in operating assets and liabilities:
Accounts receivable	(40,980)	76,685
Prepaid expenses and other current assets	(89,607)	(22,161)
Restricted cash - security deposits	(4,021)	(990)
Accounts payable and accrued expenses, net	(45,724)	(86,353)
Deferred revenue	513,429	507,141
Payables to affiliates	(5,762)	(44,048)
Net cash and cash equivalents used in operating activities:	(671,268)	(2,499,899)
Cash flows from investing activities:
Purchase of property and equipment	(146,465)	(204,827)
Net cash and cash equivalents used in investing activities:	(146,465)	(204,827)
Cash flows from financing activities:
Proceeds from preferred stock issuance	-	2,861,150
Cash received from partial prepayment of note receivable from affiliate	1,010,430	-
Payments of obligations under capital leases	(93,006)	(102,147)
Net cash and cash equivalents provided by financing activities	917,424	2,759,003
Effect of exchange rates on cash and cash equivalents	(12,169)	(10,696)
Net increase in cash and cash equivalents	87,522	43,581
Cash and cash equivalents at beginning of period	1,129,591	1,265,347
Cash and cash equivalents at end of period	$1,217,113	$1,308,928
Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$34,903	$21,775
Income taxes	$18,405	$19,948
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired under capital leases	$-	$123,385
Prepayment of principal on note receivable from affiliate in exchange for 11,650,000 shares	$3,075,676	$-
Accrual of preferred stock dividend	$247,500	$-

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1)	Organization and nature of the business

Diligent Board Member Services, Inc. (“Diligent” or the “Company”) is a global leader in web-based portals for Boards of Directors.  The Company develops and sells an online software application called Diligent Boardbooks®, a web based portal that board members, management and administrative staff use to compile, update, review and archive board materials during and after board meetings.  Diligent provides clients with subscription-based access to the software and also provides associated services including securely hosting the clients’ data and customer service and support for the application.

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZSX”).  On December 12, 2007, the Company completed its initial public offering on the NZSX.  In April 2008, the Company filed a Form 10 registration statement with the United States Securities and Exchange Commission (“SEC”), which became effective on June 30, 2008.  The Company’s corporate headquarters are located in New York.

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

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of September 30, 2010, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

2)	Liquidity

Historically, as we grew our business and sustained negative cash flow, our primary source of liquidity had been the cash received from stock issuances, including $16.4 million obtained in December 2007 from our initial public offering and $2.9 million obtained from our Series A Preferred Stock issued in March 2009.  Additionally, in June 2010, we received a $1.0 million principal prepayment on the Note receivable from affiliate (See Note 5), and on October 19, 2010, the Company received $1.4 million in an offshore private placement of 3 million shares of newly issued common stock by First NZ Capital Securities Limited (See Note 11).

Although our 2010 year-to-date results show net cash used in operations of $0.7 million, in the quarter ended September 30, 2010 we achieved positive cash flow from operations of approximately $0.2 million. This is the first quarter since inception of the Company in which we achieved positive cash flow from operations.

At September 30, 2010, our sources of liquidity consist of cash and term deposits of approximately $1.3 million.  As noted above, we received an additional $1.4 million from the sale of newly issued stock in October 2010.  The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P. (See Note 7).  This line of credit offers the Company additional cash flow support if needed.  As of September 30, 2010, the Company has had no borrowings under this credit facility.

  Our current operating expenses and expected capital expenditures are predictable and adequate to support our budgeted growth.  However, with the recent acquisition of additional capital, the Company may evaluate strategic growth opportunities that could change our current expense and capital forecasts.  The primary uncertainty concerning the Company’s capital needs pertains to its ability to continue to achieve expected sales growth in a timely manner.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments – The fair value of our cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements.  See Note 5 for the valuation of the Note receivable from affiliate.

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

Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive.  Stock options and convertible preferred stock are included as potential dilutive securities for the periods applicable.  All potentially dilutive securities have been excluded from the calculation for the three and nine months ended September 30, 2009 as they were anti-dilutive.  There were 33,750,000 potentially dilutive securities for the three and nine months ended September 30, 2009.

The components of the calculation of basic and diluted net income (loss) per common share are as follows:

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$593,887	$(905,592)	$2,438,138	$(3,338,198)
Preferred stock dividends	(82,500)	-	(247,500)	-
Basic net income (loss) available to common shareholders	$511,387	$(905,592)	$2,190,638	$(3,338,198)
Diluted net income (loss) available to common shareholders	$593,887	$(905,592)	$2,438,138	$(3,338,198)

Denominator:
Basic weighted average shares outstanding	78,790,000	90,440,000	85,532,491	90,348,425
Dilutive effect of stock options	1,981,109	-	1,981,109	-
Dilutive effect of convertible preferred stock	32,667,123	-	32,667,123	-
Diluted weighted average shares outstanding	113,438,232	90,440,000	120,180,723	90,348,425
Basic earnings (loss) per share	$0.01	$(0.01)	$0.03	$(0.04)
Diluted earnings (loss) per share	$0.01	$(0.01)	$0.02	$(0.04)

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4)	Term deposit

At September 30, 2010, the Company has a term deposit with a New Zealand bank with an initial term of 365 days.  The term deposit in the amount of NZD 100,000 (US$73,270) bears interest at 4.20% and matures in March 2011.

5)	Note receivable from affiliate

The note receivable from affiliate represents amounts due from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity), under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”), as amended by the Prepayment and Amendment Agreement entered into in February 2010 and approved by our stockholders in June 2010.

Prior to the prepayment and amendment, the principal balance of the Note was $7,161,791, which bore interest at 5% per annum, and was scheduled to mature on October 1, 2010.  It was originally secured by 25,000,000 shares of the Company’s stock which was pledged as collateral by members of SSH LLC. A portion of the pledged shares were subsequently sold by SSH LLC in order to obtain funds to make the quarterly interest payments.  At December 31, 2009, there were 21,678,597 shares securing the Note.

The Prepayment and Amendment Agreement with SSH LLC provided for:

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

•	The prepayment of an additional US$3,075,676 of principal through the surrender of 11,650,000 pledged shares to the Company at US$0.26 per share,
•	The extension of the maturity date on the Note from October 1, 2010 to October 1, 2012, and
•	Effective in June 2010, adjustment of the annual interest rate from 5.0% to 6.5%, payable annually on January 1 of each year, in arrears.

This agreement was subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and was contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. The agreement was approved and the amended Note at September 30, 2010 had an outstanding principal balance of $3,075,685 and is secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC.  The proceeds from the February 2010 sale which had been placed in escrow were delivered to the Company on June 8, 2010.

The contractual outstanding loan balance of $3,075,685 at September 30, 2010 is reduced on our balance sheet by a valuation allowance of $1,200,000, resulting in a net receivable balance of $1,875,685.  The Note is considered to be collateral dependent, as SSH LLC’s only means of repayment is through liquidation of the underlying collateral.  At December 31, 2008, the then-outstanding loan balance of $7,161,791 was reduced by a $5.8 million valuation allowance, which was based on the estimated fair value of the underlying collateral at that time. In the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. At March 31, 2010, the Company recorded an additional recovery in the value of the note of $3.2 million, and at September 30, 2010 the Company recorded a further recovery of $1.1 million, as described below.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The recovery of $3.2 million at March 31, 2010 was based on the re-measurement of a significant input used to value the underlying collateral of the Note.  The February 2010 sale of shares to a third party indicated that the preferred stock price was no longer the best measure of the fair value of our common stock.  The Company believed that a better benchmark for fair value was the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in February 2010.  The additional recovery at September 30, 2010 is based on the subsequent re-measurement of the underlying collateral based on the price obtained for the 3 million shares issued by the Company in an offshore private placement in October 2010 (See Note 11).  The Company reviews the valuation of the Note each reporting period and believes the value is properly stated at September 30, 2010.

6)	Fair value measurements

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant unobservable inputs (Level 3).  A reconciliation of the beginning and ending balances of the Note is as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
Balance at beginning of period	$1,661,791	$1,361,791
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	4,300,000	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(4,086,106)	-
Transfers in and/or out of Level 3	-	-
Ending balance	$1,875,685	$1,361,791

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4,300,000	$-

7)	Line of credit facility

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

As of September 30, 2010, the Company has no outstanding borrowings under this credit facility.

8)	Redeemable Preferred Stock

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

Conversion rights – The Preferred Shares are convertible at any time at the option of the holders into the Company’s common stock on a one-for-one basis. In addition, Preferred Shares will automatically be converted into common stock upon the closing of an underwritten share offering by the Company on a registered stock exchange which realizes at least $40,000,000 of gross proceeds.

Redemption rights – The holders of the Preferred Shares have the option to require the Preferred Shares (including any PIK shares) to be redeemed in cash, at $0.10 per share plus accrued and unpaid dividends, at any time after March 11, 2014.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accounting for Preferred Shares – If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments.  The Company has evaluated the conversion option on the Preferred Shares and determined that the embedded conversion option should not be bifurcated.  Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded.  The Company has classified the Preferred Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  As noted above, the holders of the Preferred Shares may demand redemption any time after March 11, 2014.  The securities are carried at their face value net of issuance costs plus accrued dividends (representing fair value) because the contingency has not been met and it is not probable that it will be met.  If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

For the year 2009, the Board of Directors of the Company approved the issuance of PIK Shares in lieu of cash, which dividend was effective January 4, 2010.  Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK shares, and total issued and outstanding preferred shares at September 30, 2010 are 32,667,123.

The carrying value of the Preferred Shares at September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	-
Cumulative amortization of issuance costs	42,488	21,989
Cumulative in-kind dividend	-	266,712
Balance	$3,170,350	$3,149,851

In 2010, the Company anticipates that cash dividends will be paid on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $247,500 for the nine months ended September 30, 2010 are included in accrued expenses and other current liabilities.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

During the nine months ended September 30, 2010 and 2009, the Company recognized share-based compensation costs related to restricted stock awards of $0 and $23,099, respectively.  At September 30, 2010 all restricted stock is fully vested and there is no unrecognized compensation cost.

Stock option awards – On August 20, 2009 the Board of Directors approved the Stock Option Agreement, which contains the terms and conditions with respect to stock options granted by the Company under the 2007 Plan.  On that date, the Board of Directors awarded 3,650,000 stock options to officers and an additional 100,000 options to two former outside directors of the Company.  In October 2009, the Company granted an additional 910,003 options to employees under the 2007 Plan.

In July 2010, the Company awarded 800,000 options to outside consultants, pursuant to the 2010 Plan.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the resulting fair value is recorded as share-based compensation expense on a straight line basis over the option vesting period, ranging from six months to three years.  The value of the options granted to former directors was charged to expense as of the grant date.

The fair values of options were estimated based on the following assumptions:

Expected volatility (1)	167.69 - 186.94%
Expected term (2)	5.25 – 6.00 years
Risk-free interest rate (3)	1.85 - 2.75%
Dividend yield	-

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

The weighted average grant-date fair value of the options granted was $0.1825 per share.

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2010	4,660,003	$0.14
Granted	800,000	0.45
Exercised	-	-
Forfeited	91,667	0.14
Outstanding at September 30, 2010	5,368,336	0.19	9.04 years
Exercisable at September 30, 2010	1,958,333	0.19

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2010, the Company recognized share-based compensation costs related to stock options of $511,174.  At September 30, 2010 there was $290,715 of unrecognized share-based compensation expense related to options granted that will be recognized over the next two years.

10)	Income taxes

The Company records a current income tax provision for foreign tax obligations in New Zealand.  No US or UK current income taxes have been provided due to tax losses incurred.  The Company has recorded a full valuation allowance against all US deferred tax assets because management is unable to conclude that it is more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the 2007 through 2009 tax years are open for examination by the respective taxing jurisdictions.

11)	Subsequent events

On October 19, 2010, the Company completed an offshore private placement for 3 million shares of newly issued common stock by First NZ Capital Securities Limited at NZ$0.62 (US$0.47) per share, for total proceeds of NZ$1,824,000 (US$1,380,950), net of expenses.

In October 2010, 151,334 stock options issued to employees in October 2009 were exercised.

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

In the third quarter of 2010, the Company produced its strongest quarterly sales performance since inception by adding a record $0.86 million of new annualized license fee income.  This quarter builds on the momentum established in the first six months of this year, which saw the Company’s best first half since inception, with $1.28 million in new annualized licenses through June 30, 2010.  The Company continues to see a high level of interest in Diligent’s Boardbooks product and has a strong sales pipeline as we enter the fourth quarter of 2010.   The Company’s annualized fee income was up 32% against the same quarter a year ago and a total of 41 new licenses were added during the third quarter compared to 30 for the third quarter of 2009 – an improvement of 37% and an all-time record quarterly performance.  The Company now has approximately 400 worldwide clients and over 10,400 users of its Boardbooks product.  Moreover, the third quarter of 2010 was the first quarter to achieve positive cash flow from operations.  The Company’s ability to deliver on its projection to be cash flow breakeven by the third quarter of 2010 is a noteworthy milestone for the Company and its investors and sets the stage for an exciting chapter in Diligent’s development.

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

Accounts receivable are recorded at their estimated net realizable value.  A provision for doubtful accounts is based on management’s assessment of amounts considered uncollectable for specific customers based on age of debt, history of payments and other relevant information.  An allowance for doubtful accounts is provided for accounts receivable which management determines will not be collectable in full.

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

Share-Based Compensation.  In November 2007, we adopted our 2007 Stock Option and Incentive Plan pursuant to which we have issued share-based compensation from time to time, in the form of stock options and other equity based awards.  In June 2010, we adopted the 2010 Stock Option and Incentive Plan pursuant to which we issued stock options in July 2010.

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

The Company’s wholly-owned subsidiaries, DBL and DBMS NZ, utilize the GBP and the NZD, respectively, as their functional currencies.  Assets and liabilities of these subsidiaries are translated to US dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income.

From time to time, the Company uses foreign currency option contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency.  The Company uses these instruments as economic hedges and not for speculative or trading purposes.  All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet and unrealized gains or losses at the balance sheet date are recorded in the income statement.  The Company has no open foreign currency option contracts as of September 30, 2010.

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

Note receivable from affiliate

The note receivable from affiliate represents amounts due from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity), under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”), as amended by the Prepayment and Amendment Agreement entered into in February 2010 and approved by our stockholders in June 2010.

Prior to the prepayment and amendment, the principal balance of the Note was $7,161,791, which bore interest at 5% per annum, and was scheduled to mature on October 1, 2010.  It was originally secured by 25,000,000 shares of the Company’s stock which was pledged as collateral by members of SSH LLC. A portion of the pledged shares were subsequently sold by SSH LLC in order to obtain funds to make the quarterly interest payments.  At December 31, 2009, there were 21,678,597 shares securing the Note.

The Prepayment and Amendment Agreement with SSH LLC provided for:

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

•	The prepayment of an additional US$3,075,676 of principal through the surrender of 11,650,000 pledged shares to the Company at US$0.26 per share,
•	The extension of the maturity date on the Note from October 1, 2010 to October 1, 2012, and
•	Effective in June 2010, adjustment of the annual interest rate from 5.0% to 6.5%, payable annually on January 1 of each year, in arrears.

This agreement was subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and was contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. The agreement was approved and the amended Note as of September 30, 2010 had an outstanding principal balance of $3,075,685 and is secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC.  The proceeds from the February 2010 sale which had been placed in escrow were delivered to the Company on June 8, 2010.

The contractual outstanding loan balance at September 30, 2010 of $3,075,685 is reduced on our balance sheet by a valuation allowance of $1,200,000, resulting in a net receivable balance of $1,875,685.  The Note is considered to be collateral dependent, as SSH LLC’s only means of repayment is through liquidation of the underlying collateral.  At December 31, 2008, the then-outstanding loan balance of $7,161,791 was reduced by a $5.8 million valuation allowance, which was based on the estimated fair value of the underlying collateral at that time. In the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. At March 31, 2010, the Company recorded an additional recovery in the value of the note of $3.2 million, and at September 30, 2010 the Company recorded a further recovery of $1.1 million, as described below.

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

The recovery of $3.2 million at March 31, 2010 was based on the re-measurement of a significant input used to value the underlying collateral of the Note.  The February 2010 sale of shares to a third party indicated that the preferred stock price was no longer the best measure of the fair value of our common stock.  The Company believed that a better benchmark for fair value was the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in February 2010.  The additional recovery at September 30, 2010 is based on the subsequent re-measurement of the underlying collateral based on the price obtained for the 3 million shares issued by the Company in a private placement in October 2010 (See Note 11).  The Company reviews the valuation of the Note each reporting period and believes the value is properly stated at September 30, 2010.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements at Item 1 of this Form 10-Q

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
Revenues	$2,188,613	$1,303,764	$884,849

The growth in total revenues of 68% in the third quarter of 2010 when compared with the 2009 third quarter is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At September 30, 2010, the cumulative license agreements were 397, compared with 243 at September 30, 2009.  A net of 41 new licenses were added during the third quarter of 2010, compared with 30 for the third quarter of 2009.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.  All of the deferred revenue of $2.1 million recorded on the balance sheet at September 30, 2010 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
Cost of Revenues	$704,595	$548,555	$156,040

Cost of revenues is comprised of account management, customer support and IT services.  For the three months ended September 30, 2010, employee costs included in cost of revenues increased by approximately $96 thousand as compared to the three months ended September 30, 2009, primarily as a result of a realignment of certain management responsibilities from research and development to account management, and an increase in head count to support our larger client base. The remainder of the increase in cost of revenues is primarily attributable to an increase in hosting costs of approximately $31 thousand, which increased primarily due to hosting facilities the Company has added as a result of the growth in the number of users.  Additional cost increases attributable to our larger client base include printing and production of user materials of $11 thousand, equipment maintenance of $7 thousand, and travel costs of $4 thousand.

Cost of revenues as a percentage of revenues decreased to 32.2% for the third quarter of 2010, compared with 42.1% for the third quarter of 2009, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
Selling and Marketing Expenses	$688,315	$579,414	$108,901

Selling and marketing expenses are higher in the third quarter of 2010 as compared to the comparable 2009 quarter as a result of an increase in outside consultant costs of $25 thousand, salaries and commissions of $14 thousand, marketing expenses of $25 thousand and foreign selling expenses of $31 thousand, primarily in the UK.

General and Administrative Expenses

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
General and Administrative Expenses	$1,007,848	$931,096	$76,752

The increase in general and administrative expenses is comprised of an increase in share-based compensation expense of $231 thousand primarily relating to stock options issued in the third quarter of 2010, offset by decreases in professional fees of $69 thousand, employee related costs of $25 thousand, director related costs of $23 thousand and state and city capital taxes of $42 thousand.

Research and Development Expenses

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
Research and Development Expenses	$253,663	$183,826	$69,837

Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses in local currency increased due to additional headcount. The difference in the average US$/NZD exchange rates for the periods resulted in an additional increase when measured in US dollars.

Depreciation and Amortization

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
Depreciation and Amortization	$117,274	$102,775	$14,499

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$1,100,000	$-	$1,100,000

The carrying value of the Note had previously been reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock which is held as collateral for the Note, as the Note is deemed to be collateral dependent.  At September 30, 2010, the Company re-measured a significant input used to value the underlying collateral and recorded a recovery of $1.1 million, based on recent events and activity which indicated that the revised measurement is the best representation of fair value of the underlying collateral for the Note.

Interest Income, net

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
Interest Income, net	$43,791	$90,919	$(47,128)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the prepayment and amendment of the Note in June 2010.  Although the interest rate increased from 5.0% to 6.5%, the principal balance decreased by almost $4.1 million, resulting in less interest income overall.

Foreign Exchange Transaction Gain(Loss)

	Three months ended September 30,
	2010	2009	Increase/(Decrease)
Foreign Exchange Transaction Gain(Loss)	$34,522	$54,820	$(20,298)

The parent Company maintains a portion of its cash and receivable balances in foreign currencies, primarily the NZD and GBP.  The gain for the three months ended September 30, 2010 is due to a weakening of the US dollar against both NZD and GBP.  During the third quarter of 2009 there was a more significant weakening of the US dollar against both NZD and GBP.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenues

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Revenues	$5,851,494	$3,457,668	$2,393,826

The growth in revenues of 69% in the first three quarters of 2010 when compared with the first three quarters of 2009 is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At September 30, 2010, the cumulative license agreements were 397, compared with 243 at September 30, 2009.  A net of 113 new licenses were added during the first three quarters of 2010, compared with 69 for the first three quarters of 2009.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost. All of the deferred revenue of $2.1million recorded on the balance sheet at September 30, 2010 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Cost of Revenues	$1,986,815	$1,544,122	$442,693

Cost of revenues is comprised of account management, customer support and IT services.  For the nine months ended September 30, 2010, employee costs included in cost of revenues increased by approximately $325 thousand as compared to the nine months ended September 30, 2009, primarily as a result of a realignment of certain management responsibilities from research and development to account management, and an increase in head count to support our larger client base. The remainder of the increase in cost of revenues is primarily attributable to an increase in hosting costs of approximately $24 thousand, which increased primarily due to hosting facilities the Company has added as a result of the growth in the number of users.  Additional cost increases attributable to our larger client base include printing and production of user materials of $25 thousand, equipment maintenance of $27 thousand, and travel costs of $25 thousand.

Cost of revenues as a percentage of revenues decreased to 33.9% for the first three quarters of 2010, compared with 44.7% for the first three quarters of 2009, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Selling and Marketing Expenses	$1,995,191	$1,853,075	$142,116

Selling and marketing expenses are higher for the first three quarters of 2010 as compared to the comparable 2009 period as a result of an increase in outside consultant costs of $23 thousand, marketing expenses of $66 thousand and foreign selling expenses of $31 thousand, primarily in the UK.  Salaries and commissions were consistent with the prior year as a result of an increase in commissions due to increased sales, offset by a slight reduction in headcount.

General and Administrative Expenses

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
General and Administrative Expenses	$2,892,285	$3,055,137	$(162,852)

The decrease in general and administrative expenses is comprised of an increase in share-based compensation expense of $451 thousand, relating to stock options issued through the third quarter of 2010, offset by decreases in professional fees of $404 thousand, employee compensation of $77 thousand, rent and office costs of $41 thousand, director related costs of $26 thousand and state and city capital taxes of $58 thousand.  The decrease in professional fees is attributable to the inclusion in the first nine months of 2009 of incremental professional fees associated with the requirements of becoming a public company in the U.S.

Research and Development Expenses

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Research and Development Expenses	$664,551	$542,753	$121,798

Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses for the first three quarters of 2010 in local currency increased slightly over the comparable 2009 period due to an increase in headcount and consulting costs throughout the three quarters of 2010, offset by the realignment of certain management responsibilities from research and development to account management.  An additional increase was due to the difference in the average US$/NZD exchange rates for the three quarters of 2010 compared with the same periods in 2009, resulting in higher expense when measured in US dollars.

Depreciation and Amortization

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Depreciation and Amortization	$347,177	$286,736	$60,441

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$4,300,000	$-	$4,300,000

The carrying value of the Note had previously been reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock which is held as collateral for the Note, as the Note is deemed to be collateral dependent.  At March 31, 2010, the Company re-measured a significant input used to value the underlying collateral and recorded a recovery of $3.2 million.  An additional recovery of $1.1 million was recorded at September 30, 2010, based on recent events which indicated that the revised measurement was the best representation of fair value of the underlying collateral for the Note.

Interest Income, net

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Interest Income, net	$188,173	$276,561	$(88,388)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to the prepayment and amendment of the Note in June 2010.  Although the interest rate increased from 5.0% to 6.5%, the principal balance decreased by almost $4.1 million, resulting in less interest income overall.

Foreign Exchange Transaction Gain/(Loss)

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Foreign Exchange Gain/(Loss)	$(4,089)	$53,927	$(58,016)

The parent Company maintains a portion of its cash and receivable balances in foreign currencies, primarily the NZD and GBP.  The foreign exchange differences for the nine months ended September 30, 2010 and 2009, are a result of the strengthening of the US dollar against NZD from January through June of 2010 followed by a strengthening in the third quarter, while the US dollar strengthened against GPB over the same nine months of 2010.  In the first three quarters of 2009, the US dollar significantly weakened against both NZD and GBP.

Other Income

	Nine months ended September 30,
	2010	2009	Increase/(Decrease)
Other Income	$-	$170,954	$(170,954)

Other income in 2009 consists of a recovery of UK Value Added Tax (VAT) on prior year expenses.

Liquidity and Capital Resources

Historically, as we grew our business and sustained negative cash flow, our primary source of liquidity had been the cash received from stock issuances, including $16.4 million obtained in December 2007 from our initial public offering and $2.9 million obtained from our Series A Preferred Stock issued in March 2009.  Additionally, in June 2010, we received a $1.0 million principal prepayment on the Note receivable from affiliate (See Note 5), and on October 19, 2010, the Company received $1.4 million in an offshore private placement of 3 million shares of newly issued common stock by First NZ Capital Securities Limited (See Note 11).

Although our 2010 year-to-date results show net cash used in operations of $0.7 million, in the quarter ended September 30, 2010 we achieved positive cash flow from operations of approximately $0.2 million. This is the first quarter since inception of the Company in which we achieved positive cash flow from operations.

At September 30, 2010, our sources of liquidity consist of cash and term deposits of approximately $1.3 million.  As noted above, we received an additional $1.4 million from the sale of newly issued stock in October 2010.  The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P. (See Note 7).  This line of credit offers the Company additional cash flow support if needed.  As of September 30, 2010, the Company has had no borrowings under this credit facility.

  Our current operating expenses and expected capital expenditures are fixed, predictable and adequate to support our budgeted growth.  However, with the recent acquisition of additional capital, the Company may evaluate strategic growth opportunities that could change our current expense and capital forecasts.  The primary uncertainty concerning the Company’s capital needs pertains to its ability to continue to achieve the expected sales growth in a timely manner.

Cash flows

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Cash provided by (used in):
Operating activities	$(671,268)	$(2,499,899)	$248,731	$(478,295)
Investing activities	$(146,465)	$(204,827)	$(57,490)	$(20,614)
Financing activities	$917,424	$2,759,003	$(30,029)	$(36,518)

Net Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2010 was $0.7 million, compared with $2.5 million for the first three quarters of 2009.  The Company has been reducing its cash burn rate from operations, primarily from increased revenues coupled with a reduction in operating expenses.  In the third quarter of 2010, for the first time since inception, the Company generated positive cash flow from operations of $0.2 million.

Net Cash Flows from Investing Activities

Cash used in investing activities is comprised entirely of purchases of property and equipment.

Net Cash Flows from Financing Activities

For the nine months ended September 30, 2010, cash received from financing activities consists principally of the $1.0 million received from a prepayment of the Note receivable from affiliate.  During the comparable 2009 period, the Company secured $2.9 million in financing, net of issuance costs, from the issuance of Series A Preferred Stock.  For the three months ended September 30, 2010 and 2009, cash used in financing activities consists entirely of payments of obligations under capital leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended September 30, 2010, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

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

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: November 8, 2010	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2010	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)