Form 10-K
period 2010-12-31
Diligent Board Member Services, Inc.
filed 2011-03-22
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to  _________________

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates as of the last business day of the registrant’s second fiscal quarter, computed by reference to the last sales price as reported by NZX on June 30, 2010 of NZD 0.64 (US$ 0.44) per share, was US$34.8 million.

The number of shares of the registrant’s common stock outstanding as of March 1, 2011 was 81,978,001.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)	Proxy Statement for the Annual Meeting to be held April 28, 2011, New Zealand Time.

ii

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

iii

PART I

ITEM 1. BUSINESS

As used herein, unless the context otherwise requires, the terms “Company”, “we”, “us”, “our” and words of similar import refer to the combined business of Diligent Board Member Services, Inc. and its consolidated subsidiaries.

GENERAL INFORMATION

History

We are a Delaware corporation that was incorporated on September 27, 2007. On October 1, 2007, our accounting predecessor entity and sole stockholder at that time, Services Share Holding, LLC, (previously known as Diligent Board Member Services, Inc. and referred to in this document as “SSH LLC”), contributed substantially all of its assets and its Diligent Boardbooks® 1 business to Diligent Board Member Services, Inc. SSH LLC was founded in 1994 and developed complex database-driven software for large and small companies until 2003, when it shifted its focus to corporate governance service delivery software.

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

1 Diligent Boardbooks is a registered trademark of Diligent Board Member Services, Inc.

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

The first phase of our business focus was developing and testing the Boardbooks system, building a loyal core of blue chip customers to become champions of the product, and promoting product awareness through exposure in print media. During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities. By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Boardbooks product. We are now in the customer acquisition phase of our business and currently provide the Boardbooks service to over 450 companies and 12,000 users.

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

•
Growth (2009-2010). Despite the global economic crisis and sales force reduction, the Company had exceptional years in 2009 and 2010. The fourth quarter of 2010 was the best quarter since inception for new sales, with the addition of 59 new agreements for Boardbook licenses and $1.6 million in annual recurring revenue. For the full year 2010, we added 172 new agreements and $3.7 million in annual recurring revenue. Additionally, our revenues for 2010 increased 66% to $8.3 million.

New Zealand Offering

On December 12, 2007, we completed an offshore offering of 24,000,000 common shares to members of the public in conjunction with a listing of our stock on the New Zealand Stock Exchange. The net proceeds of the offering were approximately $16.4 million, which we used to: recruit additional staff to grow our business, including more licensing sales people in North America, Europe and the Pacific Rim; invest in the operational infrastructure required to scale the business; provide working capital to sustain the operations of the business while we further built our revenue streams; and retire certain debt obligations incurred by SSH LLC in connection with the development of the Diligent Boardbooks business.

Our common stock is listed on the New Zealand Stock Exchange and trades under the symbol “DIL.NZ”.

Acquisition of Diligent Board Member Services NZ Limited; Activities of UK and Singapore Subsidiaries

Effective January 1, 2008, we acquired the stock of Diligent Board Member Services NZ Limited, for consideration of NZD 5,000 (approximately US $3,800), which provides software development services and support. Effective April 2008, our United Kingdom subsidiary, Diligent Boardbooks Limited, became active and is engaged in European sales. On December 23, 2010, we formed a new subsidiary in Singapore, APAC Board Services PTE. Ltd., to focus on expansion in the Asia-Pacific region.

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

In 2010, Diligent achieved sales revenue of over $8.3 million, a year-to-year increase of 66%. The Company’s ability to continue to significantly grow its recurring income each quarter confirms that its SaaS business model is strongly positioned for the future.

The drivers behind Diligent’s significant sales growth include:

•	Greater brand recognition of the Diligent Boardbooks product.

•	A highly skilled and focused sales force.

•	Faster sales turnaround driven, in part, by a general return of business confidence.

•	High customer confidence in, and satisfaction with, the product; supporting a trend where existing clients continue to upgrade services, add new users and provide new client referrals.

•	The introduction of an Apple iPad compatible version of Diligent Boardbooks in September 2010, and the acceptance of Boardbooks for iPad 1.0 into the Apple App Store in early January 2011.

An important factor to also note is that this growth has been achieved even though the number of trained sales staff has remained relatively consistent throughout 2009 and 2010 and significantly down from sales staffing levels of 2008.

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

Global Support. We serve the highest level officers of some of the largest companies in the world. To assist with completely meeting the expectations of these directors and their key employees, we have staff and contractors in four countries. Our support team is trained to work with its high-level clients to solve any problem a user might encounter. This high level of support is a core competency that has helped to ensure successful implementation and retention for over 450 companies and over 12,000 users to date, while keeping client attrition rates to less than five percent per year.

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

Intellectual Property

We acquired all Diligent Boardbooks-related intellectual property from SSH LLC, as of October 1, 2007. We have protected our unique graphical user interface by copyright. We have registered our “Diligent Boardbooks” trademark and will continue to take steps to protect our intellectual property.

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

Customers and Certain Contracts

Our client base is currently comprised of large companies predominantly in the financial services sector, however, the Company has successfully expanded into numerous other sectors as well, including energy, oil and gas, health care and universities. While confidentiality arrangements limit Diligent from disclosing its client base, clients who have permitted disclosure include SunAmerica Funds, Allianz Global Investors, New York Life Investment Management, Motorola, AOL, Exxon Mobil and the BBC. We have implemented the Diligent Boardbooks system for over 450 companies and over 12,000 users.

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

Employees

As of March 1, 2011, we had approximately 58 full-time employees. Of these, the majority are located in our New York, New York offices. The remaining employees are located predominantly in our Christchurch, New Zealand office, which provides software and help desk support for several large corporations, as well as providing the software development of the Diligent Boardbooks product. We also have administrative employees in our Wayne, New Jersey office.

ITEM 1A. RISK FACTORS

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our headquarters are located at 39 West 37 St., New York, NY 10018, where our primary executive, sales and administrative offices are located. We also have an ancillary administrative office located at 155 Willowbrook Boulevard, Suite 100, Wayne, NJ 07470. We have sales offices in England and New Zealand. We also have an office at 49 Carlyle Street, Christchurch, New Zealand, where our software development takes place. We lease all of these properties and do not own any real property.

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

The following table shows the high and low closing sales prices for our common stock in New Zealand dollars.

	Closing Price of Common Stock (NZD)
Period	High	Low
2009 – 1st Quarter	.15	.15
2009 – 2nd Quarter	.25	.10
2009 – 3rd Quarter	.25	.14
2009 – 4th Quarter	.44	.18
2010 – 1st Quarter	.52	.25
2010 – 2nd Quarter	.70	.46
2010 – 3rd Quarter	.68	.56
2010 – 4th Quarter	.69	.57

Holders

As of March 1, 2011 there are 782 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock within the past two fiscal years or during the current fiscal year, and have no plans to do so in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2010, no shares of common stock are issuable by us upon the exercise of options, warrants and rights under any equity compensation plan, except as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	5,190,335	.1902	5,191,664

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

On March 11, 2009, we issued 30,000,000 shares of newly created Series A Preferred Stock to Spring Street Partners, L.P. and Carroll Capital Holdings, LLC for US$0.10 per share. The Series A Preferred Stock was issued pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 (based on the issuance not involving any public offering and the shares being issued solely to accredited investors). The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc). The dividend may be paid on the first business day of each calendar year for the prior year either in cash or in kind (at Diligent’s option) by the issue of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share. The 11% annual dividend on the Preferred Shares will rank ahead of the declaration or payment of any dividends on Diligent’s common stock (ordinary shares). In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro rata in any dividend paid on Diligent’s common stock. The Preferred Shares will be convertible at any time at the option of the holders into Diligent common stock on a one-for-one basis based on a conversion price of US$0.10 per share. For the year 2009, the Board of Directors of the Company approved the issuance of PIK shares in lieu of cash, which dividend was effective January 4, 2010. Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK Shares on January 4, 2010. During 2010, the Company anticipated that a cash dividend would be paid on the Series A Preferred Stock and accrued $359,338 for such dividend. In January 2011, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to $200,000 of the dividend due on January 1, and directed the Company to retain those funds to support future growth. The founder and managing partner of Spring Street Partners, L.P. is also the chairman of the board of directors of the Company.

On October 19, 2010, we completed an offshore private placement for 3,000,000 shares of newly issued common stock by First NZ Capital Securities Limited at NZ$0.62 (US$0.47) per share, for total proceeds of NZ$1,824,000 (US$1,380,950), net of expenses. The private placement was conducted in reliance upon Regulation S promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), it is not required to provide the information required by this Item.

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

Today, as a result of our commitment to sales and marketing, we are currently experiencing outstanding financial growth. Despite the global economic crisis and sales force reduction, the Company had exceptional years in 2009 and 2010. The fourth quarter of 2010 was the best quarter since inception for new sales, with the addition of 59 new agreements for Boardbook licenses and $1.6 million in annual recurring revenue. For the full year 2010, we added 172 new agreements and $3.7 million in annual recurring revenue. Additionally, our revenue for 2010 increased 66% to $8.3 million. The Company now has over 450 worldwide clients and more than 12,000 users of its Boardbooks products, servicing customers across a wide range of industry segments

Critical Accounting Policies and Estimates

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

The Company recognizes revenue when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Revenue from the Boardbooks licenses is recorded ratably over the contract period, which is generally twelve months. License fees paid in advance are recorded as deferred revenue until recognized. The Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. The Company also earns fees for set-up and training (“installation fees”) of the Boardbooks system. Installation fees are recorded ratably over the contract period.

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

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s federal, state and foreign income tax returns for the 2007 through 2010 tax years are open for examination by the respective taxing jurisdictions.

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

This agreement was subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and was contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. The agreement was approved and the proceeds from the February 2010 sale, which had been placed in escrow, were delivered to the Company on June 8, 2010. After the transaction, the amended Note had a contractual outstanding principal balance of $3,075,685 and was secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC. In a series of transactions in December 2010 and early January 2011, SSH LLC sold an additional 275,000 shares of the Company’s common stock pledged as collateral for the Note, as permitted under the Note agreement to fund interest payments. As a result, the number of shares pledged as collateral for the Note has been reduced to 4,930,597.

A portion of the outstanding loan balance of $3,075,685 is reserved on our balance sheet by a valuation allowance of $1,200,000, resulting in a net receivable balance of $1,875,685. The Note is considered to be collateral dependent, as SSH LLC’s primary means of repayment is through liquidation of the underlying collateral. At December 31, 2008, the then-outstanding loan balance of $7,161,791 was reduced by a $5.8 million valuation allowance, which was based on the estimated fair value of the underlying collateral at that time. As discussed below, in the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. At March 31, 2010, the Company recorded an additional recovery in the value of the note of $3.2 million, and at September 30, 2010 the Company recorded a further recovery of $1.1 million, as described below.

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

The recovery of $3.2 million at March 31, 2010 was based on the re-measurement of a significant input used to value the underlying collateral of the Note. The February 2010 sale of shares to a third party indicated that the preferred stock price was no longer the best measure of the fair value of our common stock. The Company believed that a better benchmark for fair value was the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in February 2010. The additional recovery at September 30, 2010 is based on the subsequent re-measurement of the underlying collateral at $0.47 per share, which is the price obtained for the 3 million shares issued by the Company in a private placement in October 2010. The Company reviews the valuation of the Note each reporting period and believes the value is properly stated at December 31, 2010. In assessing the adequacy of the valuation allowance at December 31, 2010, we considered the prices obtained by SSH LLC for the December 2010/January 2011 sales of 275,000 shares, which were approximately equal to the price received for the shares issued in the October 2010 private placement. Additionally, there have been no other third party sales which would cause us to believe that $0.47 per share is not the best measure of the value of the underlying collateral.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements at Item 8 of this Form 10-K.

Results of Operations for the Years Ended December 31, 2010 and 2009

Revenues

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Revenues	$8,300,958	$5,000,639	$3,300,319

The growth in revenues of 66% in the year ended December 31, 2010 when compared with 2009 is a result of the cumulative addition of license agreements each quarter. The Company has continued to add license agreements each quarter since inception. At December 31, 2010, the cumulative license agreements were 456, compared with 284 at December 31, 2009, a 61% increase. The fourth quarter of 2010 saw an increase of 59 license agreements and marked an all-time high quarterly increase. The introduction of an Apple iPad compatible version of Diligent Boardbooks in September 2010 contributed to the increased demand for our product and we expect this trend to continue.

All of the deferred revenue of $2.8 million recorded on the balance sheet at December 31, 2010 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Cost of Revenues	$2,774,217	$2,186,850	$587,367

Cost of revenues is comprised of account management, customer support and IT services. For the year ended December 31, 2010, employee costs included in cost of revenues increased by approximately $445 thousand as compared to the year ended December 31, 2009, primarily as a result of a realignment of certain management responsibilities from research and development to account management, and an increase in head count to support our larger client base. The remainder of the increase in cost of revenues is primarily attributable to an increase in hosting costs of approximately $61 thousand, which increased primarily due to hosting facilities the Company has expanded as a result of the growth in the number of users. Additional cost increases attributable to our larger client base include travel costs of $34 thousand, equipment maintenance of $31 thousand, and phone support of $9 thousand.

Cost of revenues as a percentage of revenues decreased to 33.4% in 2010, compared with 43.7% for 2009, as a result of the greater economies of scale that we have achieved as our client base increased.

Selling and Marketing Expenses

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Selling and Marketing Expenses	$2,658,301	$2,436,912	$221,389

Selling and marketing expenses increased in 2010 as compared to 2009 as a result of an increase in labor costs of $108 thousand, comprised of a decrease in salary expense for sales people, which was more than offset by an increase in commissions earned. Labor costs for marketing activities were level, as we decreased our in-house marketing staff, while increasing the use of outside consultants. Marketing costs overall increased by approximately $47 thousand primarily due to an increase in trade shows and printing costs, offset by a reduction in advertising and mailings. Foreign selling expenses increased by approximately $83 thousand, primarily in the UK.

General and Administrative Expenses

	Year ended December 31,
	2010	2009	Increase/(Decrease)
General & Administrative Expenses	$3,847,156	$3,944,363	$(97,207)

The decrease in general and administrative expenses is comprised of increases in share-based compensation expense relating to stock options ($398 thousand) and employee compensation ($71 thousand), offset by decreases in professional fees ($435 thousand), state and city capital taxes ($64 thousand), UK general and administrative costs ($43 thousand) and director-related costs ($15 thousand). The decrease in professional fees is attributable to the inclusion in 2009 of incremental professional fees associated with the requirements of becoming a public company in the U.S. The overall reduction in general and administrative expenses is a result of our focus on cost control in order to direct our resources towards business growth.

Research and Development Expenses

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Research and Development Expenses	$963,916	$730,201	$233,715

Research and development expenses increased 32% in 2010, as compared to 2009. Our research and development is performed primarily by our New Zealand subsidiary, whose expenses in NZD increased by 13%, due to increased staffing for new product development, including development of Diligent Boardbooks for Apple iPad. In US dollars, the New Zealand costs increased by 30%, as a result of an increase in the average NZD/US$ exchange rate to 0.72 in 2010 from 0.63 in 2009. Additionally, we increased R&D staff in our New York office in 2010.

Depreciation and Amortization

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Depreciation and Amortization	$472,593	$418,644	$53,949

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$4,300,000	$300,000	$4,000,000

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

Interest Income, net

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Interest Income, net	$233,388	$358,446	$(125,058)

Interest income, net, includes interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing. The decrease in interest income is attributable to the prepayment and amendment of the Note in June 2010. Although the interest rate increased from 5.0% to 6.5%, the principal balance decreased by approximately $4.1 million, resulting in less interest income overall.

Foreign Exchange Transaction Gain/(Loss)

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Foreign Exchange Transaction Gain/(Loss)	$(13,000)	$60,893	$(73,893)

The Company’s US and UK operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, primarily the Canadian Dollar and the Euro. Additionally, the US parent Company maintains a portion of its cash and receivable balances in foreign currencies, primarily the NZD and GBP. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. In 2009, the US dollar weakened significantly against both the NZD and GBP, while in 2010 the US dollar recovered against the GBP and experienced just a slight weakening against the NZD.

Other Income

	Year ended December 31,
	2010	2009	Increase/(Decrease)
Other Income	$-	$171,339	$(171,339)

Other income in 2009 consists of a recovery of UK Value Added Tax (VAT) on prior year expenses.

Liquidity and Capital Resources

Historically, as the Company grew its business and sustained negative cash flow, its primary source of liquidity had been the cash received from stock issuances, including $16.4 million obtained in December 2007 from the Company’s initial public offering and $2.9 million obtained from the issuance of Series A preferred stock issued in March 2009. Additionally, in June 2010, the Company received a $1.0 million principal prepayment on the Note receivable from affiliate, and on October 20, 2010, the Company received $1.4 million in an offshore private placement of 3 million shares of newly issued common stock by First NZ Capital Securities Limited.

In the third and fourth quarters of 2010, the Company generated positive cash flows from operations of $0.2 million and $0.7 million, respectively, resulting in approximately $18 thousand net cash generated from operations for the full year. This marks the first year since inception of the Company that Diligent achieved positive cash flow from operations.

At December 31, 2010, the Company’s sources of liquidity consist of cash and term deposits of approximately $3.3 million. The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P. This line of credit offers the Company additional cash flow support, if needed. As of December 31, 2010, the Company has had no borrowings under this credit facility.

The Company’s current operating expenses and expected capital expenditures are predictable and adequate to support our budgeted growth. However, with the recent acquisition of additional capital, the Company is evaluating strategic growth opportunities that could change our current expense and capital forecasts, particularly in the Asia-Pacific region. The Company’s expected cash receipts from operations are adequate to support budgeted expenses for 2011. The primary uncertainty concerning the Company’s capital needs pertains to its ability to continue to achieve the expected sales growth in a timely manner.

Cash flows

	Year ended December 31,
	2010	2009
Cash provided by (used in):
Operating activities	$17,843	$(2,473,837)
Investing activities	$(257,339)	$(377,858)
Financing activities	$2,324,749	$2,720,789

Net Cash Flows from Operating Activities

Cash provided by operating activities was $17,843 for the year ended December 31, 2010, compared with $2,473,837 cash used in operating activities for 2009. This marks the first year since inception that the Company has generated positive cash flow from operations. This was achieved through increased revenues coupled with a leveling off of cash-based operating expenses (operating expenses less depreciation and share-based compensation).

Net Cash Flows from Investing Activities

Cash used in investing activities is comprised primarily of purchases of property and equipment, which decreased to $257,339 in 2010 from $377,858 in 2009. Following Diligent’s IPO at the end of 2007, the Company made significant investments in property and equipment. Additions each year result from necessary expansion to accommodate our growing customer base.

In 2010, the Company invested an additional $25,000 in a New Zealand term deposit.

Net Cash Flows from Financing Activities

For the year ended December 31, 2010, cash provided by financing activities was $2,324,749, consisting principally of approximately $1.0 million received from a prepayment of the Note receivable from affiliate and $1.4 million received from the issuance of common stock in a private placement in the fourth quarter of 2010. In 2009, cash provided by financing activities of $2,720,789 consists principally of the proceeds of the issuance of Series A preferred stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	28

Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009	29

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the years ended December 31, 2010 and December 31, 2009	30

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009	31

Notes to Consolidated Financial Statements	32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Diligent Board Member Services, Inc.

We have audited the accompanying consolidated balance sheets of Diligent Board Member Services, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and comprehensive loss, and cash flows for the years then ended.  Diligent Board Member Services, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diligent Board Member Services, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York
March 22, 2011

Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,212,449	$1,129,591
Term deposit	97,300	72,530
Accounts receivable	494,048	303,331
Prepaid expenses and other current assets	323,911	183,368
Total current assets	4,127,708	1,688,820

Property and equipment, net	1,082,104	1,312,959
Note receivable from affiliate, net of valuation allowance	1,875,685	1,661,791
Restricted cash - security deposits	226,617	221,886

Total assets	$7,312,114	$4,885,456

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$84,388	$144,751
Accrued expenses and other liabilities	915,431	253,089
Deferred revenue	2,849,225	1,593,351
Current portion of obligations under capital leases	86,230	113,418
Payables to affiliates	-	5,762
Total current liabilities	3,935,274	2,110,371

Non-current liabilities:
Obligations under capital leases, less current portion	60,861	147,091
Other noncurrent liabilities	50,255	44,252
Total non-current liabilities	111,116	191,343

Total liabilities	4,046,390	2,301,714

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 and 30,000,000 shares issued and outstanding (liquidation value $5,259,406 and $4,766,712)	3,177,291	3,149,851

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 81,968,001 and 90,440,000 shares issued and outstanding	81,968	90,440
Additional paid-in capital	23,107,919	24,532,622
Accumulated deficit	(23,099,704)	(25,180,648)
Accumulated other comprehensive loss	(1,750)	(8,523)
Total stockholders' equity (deficiency)	88,433	(566,109)
Total liabilities, redeemable preferred stock and stockholders' equity (deficiency)	$7,312,114	$4,885,456

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2010	2009
Revenues	$8,300,958	$5,000,639
Cost of revenues	2,774,217	2,186,850
Gross profit	5,526,741	2,813,789

Operating expenses:
Selling and marketing expenses	2,658,301	2,436,912
General and administrative expenses	3,847,156	3,944,363
Research and development expenses	963,916	730,201
Depreciation and amortization	472,593	418,644
Total operating expenses	7,941,966	7,530,120

Operating loss	(2,415,225)	(4,716,331)

Other income (expenses):
Impairment recovery on note receivable from affiliate	4,300,000	300,000
Interest income, net	233,388	358,446
Foreign exchange transaction gain (loss)	(13,000)	60,893
Other	-	171,339
Total other income, net	4,520,388	890,678

Income (loss) before provision for income taxes	2,105,163	(3,825,653)

Provision for income taxes	24,219	36,337

Net income (loss)	$2,080,944	$(3,861,990)

Net income (loss) per share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)
Weighted average shares outstanding:
Basic	84,487,207	90,371,507
Diluted	119,388,351	90,371,507

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
and Comprehensive Income (Loss)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	Income (Loss)	Equity(Deficiency)

Balance at January 1, 2009	90,440,000	$90,440	$24,618,070	$(21,318,658)	$(20,045)	$3,369,807
Net loss	-	-	-	(3,861,990)	-	(3,861,990)
Foreign exchange translation adjustment	-	-	-	-	11,522	11,522
Total comprehensive loss	-	-	-	-	-	(3,850,468)
Share-based compensation, net of forfeitures	-	-	203,253	-	-	203,253

Amortization of preferred stock offering costs	-	-	(21,989)	-	-	(21,989)
Accrual of preferred stock dividend	-	-	(266,712)	-	-	(266,712)

Balance at December 31, 2009	90,440,000	$90,440	$24,532,622	$(25,180,648)	$(8,523)	$(566,109)
Net income	-	-	-	2,080,944	-	2,080,944
Foreign exchange translation adjustment	-	-	-	-	6,773	6,773
Total comprehensive income	-	-	-	-	-	2,087,717
Share-based compensation, net of forfeitures	-	-	601,541	-	-	601,541
Cancellation of common stock	(11,650,000)	(11,650)	(3,064,026)	-	-	(3,075,676)
Issuance of shares in private placement	3,000,000	3,000	1,395,096	-	-	1,398,096
Exercise of stock options	178,001	178	29,464	-	-	29,642

Amortization of preferred stock offering costs	-	-	(27,440)	-	-	(27,440)
Accrual of preferred stock dividend	-	-	(359,338)	-	-	(359,338)
Balance at December 31, 2010	81,968,001	$81,968	$23,107,919	$(23,099,704)	$(1,750)	$88,433

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,080,944	$(3,861,990)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Impairment recovery on note receivable from affiliate	(4,300,000)	(300,000)
Depreciation and amortization	472,593	418,644
Share-based compensation	601,541	203,253
Allowance for doubtful accounts	-	(7,125)
Straight-line rent adjustment	6,003	44,252
Changes in operating assets and liabilities:
Accounts receivable	(190,717)	93,974
Prepaid expenses and other current assets	(140,543)	39,249
Restricted cash - security deposits	(4,731)	24,799
Accounts payable and accrued expenses	242,641	(77,020)
Deferred revenue	1,255,874	991,943
Payables to affiliates	(5,762)	(43,816)
Net cash provided by (used in) operating activities	17,843	(2,473,837)
Cash flows from investing activities:
Additional investment in term deposit	(25,000)	-
Purchase of property and equipment	(232,339)	(377,858)
Net cash used in investing activities	(257,339)	(377,858)
Cash flows from financing activities:
Net proceeds from preferred stock issuance	-	2,861,150
Cash received from partial prepayment of note receivable from affiliate	1,010,430	-
Proceeds from issuance of common stock through private placement	1,398,096	-
Proceeds from exercise of stock options	29,642	-
Repayments of obligations under capital leases	(113,419)	(140,361)
Net cash provided by financing activities	2,324,749	2,720,789
Effect of exchange rates on cash and cash equivalents	(2,395)	(4,850)
Net increase (decrease) in cash and cash equivalents	2,082,858	(135,756)
Cash and cash equivalents at beginning of year	1,129,591	1,265,347
Cash and cash equivalents at end of year	$3,212,449	$1,129,591

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$47,155	$32,256
Income taxes	$17,222	$20,457
Supplemental disclosure of noncash investing and financing activities:
Property and equipment acquired under capital leases	$-	$235,747
Prepayment of principal on note receivable from affiliate in exchange for 11,650,000 shares	$3,075,676	$-
Accrual of preferred stock dividend	$359,338	$-

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

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

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZSX”). On December 12, 2007, the Company completed its initial public offering on the NZSX. In April 2008, the Company filed a registration statement with the United States Securities and Exchange Commission (“SEC”), which became effective on June 30, 2008. The Company’s corporate headquarters are located in New York and Christchurch, New Zealand.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which was acquired on January 1, 2008. DBMS NZ provides research and development services for the Company. The Company has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which was formed on December 14, 2006, to provide European sales and marketing services. DBL was inactive until April 2008. The Company also has a Singapore-based wholly-owned subsidiary, APAC Board Services PTE. Ltd., which was formed on December 23, 2010 and had no operations in 2010. Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in US dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC, to ensure that this Form 10-K includes subsequent events that should be recognized in the financial statements as of December 31, 2010, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

2)           Liquidity

Historically, as the Company grew its business and sustained negative cash flow, its primary source of liquidity had been the cash received from stock issuances, including $16.4 million obtained in December 2007 from the Company’s initial public offering and $2.9 million obtained from the issuance of Series A preferred stock issued in March 2009. Additionally, in June 2010, the Company received a $1.0 million principal prepayment on the Note receivable from affiliate, and on October 20, 2010, the Company received $1.4 million in an offshore private placement of 3 million shares of newly issued common stock by First NZ Capital Securities Limited.

In the third and fourth quarters of 2010, the Company generated positive cash flows from operations of $0.2 million and $0.7 million, respectively, resulting in approximately $18 thousand net cash generated from operations for the full year. This marks the first year since inception of the Company that Diligent achieved positive cash flow from operations.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

At December 31, 2010, the Company’s sources of liquidity consist of cash and term deposits of approximately $3.3 million. The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P. This line of credit offers the Company additional cash flow support if needed. As of December 31, 2010, the Company has had no borrowings under this credit facility.

The Company’s current operating expenses and expected capital expenditures are predictable and adequate to support our budgeted growth. However, with the recent acquisition of additional capital, the Company is evaluating strategic growth opportunities that could change our current expense and capital forecasts, particularly in the Asia-Pacific region. The Company’s expected cash receipts from operations are adequate to support budgeted expenses for 2011. The primary uncertainty concerning the Company’s capital needs pertains to its ability to continue to achieve the expected sales growth in a timely manner.

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

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 31, 2010 and 2009, cash equivalents include investments in money market funds of $2,277 and $102,409, respectively, which are carried at cost which approximates fair value.

Term deposits – Term deposits are short-term investments with banks, with maturities greater than three months at inception.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

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

Revenue recognition – The Company recognizes revenue when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Revenue from the Boardbooks licenses is recorded ratably over the contract period, which is generally twelve months. License fees paid in advance are recorded as deferred revenue until recognized. The Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. The Company also earns fees for set-up and training (“installation fees”) of the Boardbooks system. Installation fees are recorded ratably over the contract period.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

Advertising Expenses – Advertising is expensed as incurred. Advertising expense was $320,822 and $302,724 for the years ended December 31, 2010 and 2009, respectively.

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
Years Ended December 31, 2010 and 2009

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

From time to time, the Company uses foreign currency option contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company uses these instruments as economic hedges and not for speculative or trading purposes. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet and unrealized gains or losses at the balance sheet date are recorded in the income statement. The Company has no open foreign currency option contracts as of December 31, 2010.

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

Fair value of financial instruments – The fair value of our cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements. The note receivable from affiliate is recorded at estimated net realizable value, adjusted for any valuation allowance for amounts considered uncollectable. The valuation allowance is reviewed for adjustment each reporting period. See Note 6.

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

Net loss and and diluted net loss per share – Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive. Stock options and convertible preferred stock are included as potential dilutive securities for the periods applicable. All potentially dilutive securities have been excluded from the calculation for the year ended December 31, 2009 as they were anti-dilutive. There were 34,660,003 potentially dilutive securities for the year ended December 31, 2009.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

The components of the calculation of basic and diluted net income (loss) per common share are as follows:

	Year ended December 31,
	2010	2009
Numerator:
Net income (loss)	$2,080,944	$(3,861,990)
Preferred stock dividends	(359,338)	(266,712)
Basic net income (loss) available to common shareholders	$1,721,606	$(4,128,702)
Diluted net income (loss) available to common shareholders	$2,080,944	$(3,861,990)
Denominator:
Basic weighted average shares outstanding	84,487,207	90,371,507
Dilutive effect of stock options	2,234,021	-
Dilutive effect of convertible preferred stock	32,667,123	-
Diluted weighted average shares outstanding	119,388,351	90,371,507
Basic earnings (loss) per share	$0.02	$(0.04)
Diluted earnings (loss) per share	$0.02	$(0.04)

Recent accounting pronouncements – In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements. The new standard was effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The new guidance did not have a material effect on the consolidated financial statements.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements will not have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

4)	Term deposit

At December 31, 2010, the Company has a term deposit with a New Zealand bank with a term of 98 days. The term deposit in the amount of NZD 125,000 (US$97,300 at December 31, 2010) bears interest at 4.02% and matures in March 2011.

At December 31, 2009, the Company had a term deposit with a New Zealand bank with a term of 365 days. The term deposit in the amount of NZD 100,000 (US$72,530 at December 31, 2009) bore interest at 4.50% and matured in March 2010.

5)	Property and equipment and obligations under capital leases

Property and equipment is comprised of the following:

	December 31,
	2010	2009

Equipment	$1,579,859	$1,416,470
Computer software	537,379	479,370
Leasehold improvements	151,594	140,653
	2,268,832	2,036,493
Less: accumulated depreciation/amortization	1,186,728	723,534
Net property and equipment	$1,082,104	$1,312,959

Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. The leases bear interest at rates ranging from 10.96% to 30.96% per annum, with monthly payments ranging from $658 to $2,528, and maturities from July 2011 to October 2012.

Each lease is secured by the underlying leased asset. Amortization of assets recorded under capital leases is included in depreciation expense. The equipment relating to capital leases, included in property and equipment on the balance sheet, is as follows:

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

	Year ended December 31,
	2010	2009

Capital lease assets included in property and equipment	$246,449	$409,409
Accumulated depreciation	81,496	139,077
	$164,953	$270,332

	Year ended December 31,
	2010	2009

Depreciation expense relating to capital lease assets	$52,139	$72,599

The following is a schedule of future minimum lease payments due under capital leases as of December 31, 2010:

Year ending
December 31,
2011	$110,787
2012	67,724
Total minimum lease payments	178,511
Less interest portion of payments	(31,420)
Present value of minimum lease payments	$147,091

6)           Note receivable from affiliate – The note receivable from affiliate represents amounts due from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity), under a Promissory Note and Security Agreement dated October 1, 2007 (the “Note”), as amended by the Prepayment and Amendment Agreement entered into in February 2010 and approved by our stockholders in June 2010.

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
Years Ended December 31, 2010 and 2009

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

This agreement was subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and was contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. The agreement was approved and the proceeds from the February 2010 sale which had been placed in escrow were delivered to the Company on June 8, 2010. After the transaction, the amended Note had a contractual outstanding principal balance of $3,075,685 and was secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC. In a series of transactions in December 2010 and early January 2011, SSH LLC sold an additional 275,000 shares of the Company’s common stock pledged as collateral for the Note, as permitted under the Note agreement to fund interest payments. As a result, the number of shares pledged as collateral for the Note has been reduced to 4,930,597.

A portion of the outstanding loan balance of $3,075,685 is reserved on our balance sheet by a valuation allowance of $1,200,000, resulting in a net receivable balance of $1,875,685. The Note is considered to be collateral dependent, as SSH LLC’s primary means of repayment is through liquidation of the underlying collateral. At December 31, 2008, the then-outstanding loan balance of $7,161,791 was reduced by a $5.8 million valuation allowance, which was based on the estimated fair value of the underlying collateral at that time. As discussed below, in the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. At March 31, 2010, the Company recorded an additional recovery in the value of the note of $3.2 million, and at September 30, 2010 the Company recorded a further recovery of $1.1 million, as described below.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

The recovery of $3.2 million at March 31, 2010 was based on the re-measurement of a significant input used to value the underlying collateral of the Note. The February 2010 sale of shares to a third party indicated that the preferred stock price was no longer the best measure of the fair value of our common stock. The Company believed that a better benchmark for fair value was the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in February 2010. The additional recovery at September 30, 2010 is based on the subsequent re-measurement of the underlying collateral at $0.47 per share, which is the price obtained for the 3 million shares issued by the Company in a private placement in October 2010. The Company reviews the valuation of the Note each reporting period and believes the value is properly stated at December 31, 2010. In assessing the adequacy of the valuation allowance at December 31, 2010, we considered the prices obtained by SSH LLC for the December 2010/January 2011 sales of 275,000 shares, which were approximately equal to the price received for the shares issued in the October 2010 private placement. Additionally, there have been no other third party sales which would cause us to believe that $0.47 per share is not the best measure of the value of the underlying collateral.

7)  Fair value measurements

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant unobservable inputs (Level 3). A reconciliation of the beginning and ending balances of the Note follows:

	Year ended December 31,
	2010	2009
Balance at beginning of period	$1,661,791	$1,361,791
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	4,300,000	300,000
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(4,086,106)	-
Transfers in and/or out of Level 3	-	-
Ending balance	$1,875,685	$1,661,791

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4,300,000	$300,000

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

8) Accrued expenses and other liabilities

Accrued expenses and other current liabilities is comprised of the following:

	December 31,
	2010	2009
Accrued dividend	$359,338	$-
Accrued commissions, bonuses, and payroll	300,775	73,563
Other (individually less than 5% of total current liabilities)	255,318	179,526
Total accrued expenses and other liabilities	$915,431	$253,089

9) Line of credit facility

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company. The Lender is the holder of approximately 22 million shares of the Company’s Series A Preferred Stock and 5.5 million shares of the Company’s common stock. The founder and managing partner of the Lender is also the chairman of the board of directors of the Company.

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

As of December 31, 2010, the Company has no outstanding borrowings under this credit facility.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

10)        Related party transactions

Marketing expense – During the years ended December 31, 2010 and 2009, the Company incurred marketing expenses of approximately $176,000 and $147,000, respectively, for services rendered by Yankee Hill Company, LLC, an entity owned by a stockholder of the Company.

Legal services – A director is a partner of Buddle Findlay, a law firm which provides legal services to the Company in New Zealand. Fees paid to Buddle Findlay for the years ended December 31, 2010 and 2009 were approximately $20,000 and $86,000, respectively. Payables to affiliates include $0 and approximately $5,800 at December 31, 2010 and 2009, respectively, payable to Buddle Findlay.

Rent expense – The Company subleased its New Jersey office from an affiliate through August 2009. Rent expense paid to affiliates for the years ended December 31, 2010 and 2009 was $0 and approximately $29,000, respectively.

11)        Geographic information

The Company’s revenue, by geographic location of the customer, and long-lived assets located outside the United States are as follows:

	Year ended December 31,
	2010	2009
Revenues:
United States	$6,596,969	$4,193,354
Foreign	1,703,989	807,285
Total	$8,300,958	$5,000,639

	December 31,
	2010	2009
Long-lived assets outside
the United States, net	$383,416	$507,794

12)         Income taxes

No provision (benefit) for U.S. income taxes has been recorded in the accompanying consolidated financial statements for the periods ended December 31, 2010 and December 31, 2009 as a result of the Company's net operating losses. At December 31, 2010, the Company has net operating loss carryforwards of U.S. income taxes of $17,513,250, which expire from 2027 through 2030.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

The significant components of loss before provision for income taxes and the consolidated income tax provision are as follows:

	Year ended December 31,
	2010	2009
Income (loss) before provision for income taxes:
Domestic	$2,035,766	$(4,098,429)
Foreign	69,397	272,776
Total	$2,105,163	$(3,825,653)

Provision for income taxes:
Current:
Domestic	$-	$-
Foreign	27,064	31,194
Total current	$27,064	$31,194
Deferred:
Domestic	$-	$-
Foreign	(2,845)	5,143
Total deferred	$(2,845)	$5,143
Provision for income taxes	$24,219	$36,337

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year ended December 31,
	2010	2009
	%	%
Federal income tax statutory rate	34.00	(34.00)
State income taxes, net of federal benefit	6.63	(10.60)
Foreign income taxes	1.19	0.90
Tax effect of:
Share-based compensation	5.28	13.80
Other	(1.07)	0.20
Change in valuation allowance	(44.84)	30.60
Income tax provision	1.19	0.90

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

Significant components of deferred tax assets and liabilities are as follows:
	Year ended December 31,
	2010	2009
	(In thousands)	(In thousands)
Deferred tax asset (liability)
Net fixed assets	$(108)	$(38)
Accruals and reserves	625	2,469
Foreign	18	-
Net operating loss carryforwards	6,954	7,115
Valuation allowance	(7,471)	(9,546)
Total	$18	$-

Management has provided a valuation allowance of approximately $7,471,000 and $9,546,000 as of December 31, 2010 and 2009, respectively, for all U.S. net deferred tax assets since it is more likely than not that the related deferred tax assets will not be realized. The net deferred tax asset of $18,000 relates to the Company’s New Zealand subsidiary and is included in other current assets on the balance sheet.

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s financial statements. The Company classifies interest and penalties on uncertain tax positions as interest expense and general and administrative expenses, respectively. There were no interest and penalties recorded in 2010. Interest and penalties recorded in 2009 were approximately $2,000 and $10,000, respectively.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s federal, state and foreign income tax returns for the tax years 2007 through 2010 are open for examination by the federal, state and foreign taxing jurisdictions.

13)        Redeemable Preferred Stock – On March 11, 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for $0.10 per share in a private offering, for an aggregate of $3,000,000 in additional capital. Expenses relating to the share issuance were $138,850. The principal terms of the Preferred Shares are as follows:

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
Years Ended December 31, 2010 and 2009

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

Accounting for Preferred Shares – If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments. The Company has evaluated the conversion option on the Preferred Shares and determined that the embedded conversion option should not be bifurcated. Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded. The Company has classified the Preferred Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. As noted above, the holders of the Preferred Shares may demand redemption any time after 60 months from the date of issue. The securities are carried at their face value net of issuance costs plus accrued dividends (representing fair value) because the contingency has not been met. If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

The carrying value of the Preferred Shares at December 31, 2010 and December 31, 2009 is as follows:

	December 31,
	2010	2009
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	-
Cumulative amortization of offering costs	49,429	21,989
Cumulative in kind dividend	-	266,712
Balance at December 31, 2010	$3,177,291	$3,149,851

For the year 2009, the Board of Directors of the Company approved the issuance of PIK Shares in lieu of cash, which dividend was effective January 4, 2010. Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK Shares on January 4, 2010.

14)	Stockholders’ equity (deficiency)

In March 2009, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 200,000,000 to 250,000,000.

On June 8, 2010, the Company’s shareholders approved the surrender of 11,650,000 pledged SSH LLC common shares as a prepayment associated with the Note. These shares were cancelled at June 8, 2010. See Note 6.

In October 2010, the Company announced the successful completion of a 3,000,000 common share private placement at $0.47 per share. These new shares were allotted and settled on October 20, 2010.

In the fourth quarter of 2010, several employees of the Company exercised options previously granted to them for common shares in an aggregate amount of 178,001.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

15)        Stock option and incentive plan

In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the 2007 Plan”) authorizing the issuance of up to 10,000,000 shares of the Company’s common stock as awards to selected employees, directors and consultants of the Company and its affiliates, in the form of incentive stock options, non-qualified stock options, and stock awards. The 2007 Plan is administrated by the Company's Board of Directors. Pursuant to delegation by the Company's Board of Directors, the Remunerations and Nominations Committee determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the 2007 Plan.

In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (“the 2010 Plan”) authorizing the issuance of up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants of the Company and its affiliates, as Incentive Stock Options and Non-Qualified Stock Options. The 2010 Plan is to be administered by the Remunerations and Nominations Committee pursuant to delegation by the Company's Board of Directors, which will determine the number of shares, the term, the frequency and date, the type, the exercise periods, and any performance criteria pursuant to which stock option awards may be granted.

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

During the years ended December 31, 2010 and 2009, the Company recognized share-based compensation costs related to restricted stock awards of $0 and $23,099, respectively, which is included in general and administrative expenses in the statement of operations.

At December 31, 2010 all restricted stock is fully vested and there is no unrecognized compensation cost.

Stock Option Awards – On August 20, 2009 the Board of Directors approved the Stock Option Agreement, which contains the terms and conditions with respect to stock options granted by the Company under the 2007 Plan. On that date, the Board of Directors awarded 3,650,000 stock options to officers and an additional 100,000 options to two former outside directors of the Company. On October 9, 2009, the Company granted an additional 910,003 shares to employees under the 2007 Plan. In July 2010, the Company granted 800,000 options to outside consultants, under the 2010 Plan.

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

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

The value of options granted to nonemployees is initially measured at grant date and remeasured each quarter until the vesting date, which is the measurement date for share-based compensation issued to nonemployees.

The fair values of the options granted were estimated based on the following assumptions:

	Year Ended December 31,
	2010	2009
Expected volatility (1)	167.79%	183.98 – 186.94%
Expected term (2)	5.25 years	5.35 – 6.00 years
Risk-free interest rate (3)	1.85%	2.36 – 2.75%
Dividend yield	-	-
Weighted average grant-date fair value of granted options	$0.4266	$0.1406

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

A summary of stock option activity for the year ended December 31, 2010 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2010	4,660,003	$0.14
Granted	800,000	0.45
Exercised	(178,001)	0.16
Forfeited	(91,667)	0.16
Outstanding at December 31, 2010	5,190,335	0.19	8.78 years
Exercisable at December 31, 2010	2,690,335	0.19	8.77 years

During the years ended December 31, 2010 and 2009, the Company recognized share-based compensation expense related to stock options of $601,541 and $180,154, respectively, which is included in general and administrative expenses in the statement of operations. At December 31, 2010 there was $231,610 of unrecognized share-based compensation expense that will be recognized over the next 1.75 years.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2010 was $912,424. The aggregate intrinsic value of options exercised during 2010 was $55,127. No options were exercisable at December 31, 2009 or exercised during 2009.

16)        Commitments and contingencies

Operating leases – The Company has operating lease agreements for office space in New York City, New Jersey, New Zealand and the United Kingdom, which expire at various dates through 2018. Leases with rent escalations are recognized as rent expense over the term of the lease. Operating lease rent expense for the years ended December 31, 2010 and 2009 was approximately $307,778 and $383,917, respectively.

The lease agreements require security deposits in the amount of $222,354 at December 31, 2010.

Future minimum lease payments for leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2010 are as follows:

Year ending December 31,
2011	$323,574
2012	322,946
2013	309,183
2014	311,844
2015	314,584
2016 and thereafter	691,186
$2,273,317

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
Years Ended December 31, 2010 and 2009

17)         Risks and uncertainties

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

Liquidity risk – The Company expects that its cash and cash equivalents will be adequate to support sales and growth. Particularly in light of current economic conditions, the Company intends to manage liquidity risk by continuously monitoring forecasted and actual cash flows and matching the maturity profiles of financial assets and liabilities. Additionally, in March 2010, the Company secured a a $1 million revolving line of credit facility, which provides the Company cash flow protection if needed. The primary uncertainty concerning the Company’s capital needs pertains to its ability to continue to achieve the expected sales growth in a timely manner.

Concentrations of credit and other risks - The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2010 and one customer accounted for 14.2% of the accounts receivable balance at December 31, 2009. No single customer generated more than 10% of revenue in 2010 and 2009.

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

18)         Subsequent events

In January 2011, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to $200,000 of the dividend due on January 1, and directed the Company to retain those funds to support future growth. The Company will record this waiver as a capital contribution in the first quarter of 2011. The founder and managing partner of Spring Street Partners, L.P. is also the chairman of the board of directors of the Company.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), this annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 22, 2011	DILIGENT BOARD MEMBER SERVICES, INC.

	By:	/s/ Steven P. Ruse
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

Name	Title	Date

/s/ Alessandro Sodi	Chief Executive Officer,	March 22, 2011
Alessandro Sodi	President, Director (Principal Executive Officer)

/s/ Steven P. Ruse	Chief Financial Officer	March 22, 2011
Steven P. Ruse	(Principal Financial Officer)

/s/ Donald Meisner	Treasurer (Principal	March 22, 2011
Donald Meisner	Accounting Officer)

/s/ David Liptak	Director	March 22, 2011
David Liptak

/s/ Peter Huljich	Director	March 22, 2011
Peter Huljich

/s/ Rick Bettle	Director	March 22, 2011
Rick Bettle

/s/ Mark Russell	Director	March 22, 2011
Mark Russell

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
3.13	Amended and Restated Certificate of Incorporation

3.21	Amended and Restated Bylaws

4.11	Form of common stock certificate

10.11	Contribution Agreement dated October 1, 2007 between Diligent Board Member Services, Inc. and Diligent Board Member Services, Inc.

10.4.11	Promissory Note and Security Agreement dated October 1, 2007 in the principal amount of $6,800,000 given by Diligent Board Member Services, Inc. to the order of Diligent Board Member Services, Inc.

10.4.26	Prepayment and Amendment Agreement dated February 9, 2010 between Diligent Board Member Services, Inc. and Services Share Holding, LLC

10.5.11	Limited Pledge of Collateral for Loan dated February 18, 2008 given by Services Share Holding, LLC (f/k/a Diligent Board Member Services, Inc.) to Diligent Board Member Services, Inc.

10.5.24	Amendment to Limited Pledge of Collateral for Loan dated January 14, 2009 given by Services Share Holding, LLC to Diligent Board Member Services, Inc.

10.5.34	Limited Pledge of Collateral for Loan dated January 14, 2009 given by Corcoran Consulting, LLC to Diligent Board Member Services, Inc.

10.61	2007 Stock Option and Incentive Plan of Diligent Board Member Services, Inc.

10.6.1	2010 Stock Option and Incentive Plan of Diligent Board Member Services, Inc.

10.71	Form of Restricted Stock Award Agreement for restricted stock awards under the 2007 Stock Option and Incentive Plan

10.93	Stock Purchase Agreement dated February 13, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC

10.103	Investor Rights Agreement dated March 11, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC

10.115	Employment agreement of CFO Steven P. Ruse

10.127	Credit Facility established by Spring Street Partners, L.P. as Lender in favor of Diligent Board Member Services, Inc. as Borrower

10.13	Employment agreement between APAC Board Services PTE. Ltd. (Singapore) and Eslinda Hamzah

21	Subsidiaries

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

1 Filed with the Original Form 10 Filing on April 30, 2008.

2 Filed with Amendment No. 3 to Form 10 Filing on February 12, 2009.

3 Filed with Form 8-K Filing on March 13, 2009.

4 Filed with Form 10-K Filing on March 30, 2009.

5 Filed with Form 10-Q Filing on November 9, 2009.

6Filed with Form 8-K Filing on February 24, 2010.

7 Filed with Form 10-K Filing on March 18, 2010.