Form 10-Q
period 2011-03-31
Diligent Board Member Services, Inc.
filed 2011-05-12
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
MAY 2, 2011 WAS 81,996,334.

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

ii

PART 1 – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.
Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,481,511	$3,212,449
Term deposit	95,425	97,300
Accounts receivable, net	537,439	494,048
Prepaid expenses and other current assets	308,679	323,911
Total current assets	4,423,054	4,127,708

Property and equipment, net	1,140,204	1,082,104
Note receivable from affiliate, net of valuation allowance	1,871,563	1,875,685
Restricted cash - security deposits	228,753	226,617

Total assets	$7,663,574	$7,312,114

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$190,420	$84,388
Accrued expenses	379,378	915,431
Deferred revenue	3,588,612	2,849,225
Current portion of obligations under capital leases	83,934	86,230
Total current liabilities	4,242,344	3,935,274

Non-current liabilities:
Obligations under capital leases, less current portion	42,392	60,861
Other noncurrent liabilities	51,041	50,255
Total non-current liabilities	93,433	111,116

Total liabilities	4,335,777	4,046,390

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 shares issued and outstanding (liquidation value $4,989,902 and $5,259,406)	3,184,097	3,177,291

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 81,978,001 and 81,968,001 shares issued and outstanding	81,978	81,968
Additional paid-in capital	23,356,713	23,107,919
Accumulated deficit	(23,287,355)	(23,099,704)
Accumulated other comprehensive loss	(7,636)	(1,750)
Total stockholders' equity	143,700	88,433
Total liabilities, redeemable preferred stock and stockholders' equity	$7,663,574	$7,312,114

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$2,976,229	$1,747,476
Cost of revenues	819,849	622,664
Gross profit	2,156,380	1,124,812

Operating expenses:
Selling and marketing expenses	873,036	566,885
General and administrative expenses	1,052,356	1,001,619
Research and development expenses	319,554	177,146
Depreciation and amortization	117,969	115,196
Total operating expenses	2,362,915	1,860,846

Operating loss	(206,535)	(736,034)

Other income (expenses):
Impairment recovery on note receivable from affiliate	-	3,200,000
Interest income, net	44,820	75,847
Foreign exchange transaction loss	(12,189)	(39,629)
Total other income, net	32,631	3,236,218

(Loss) income before provision for income taxes	(173,904)	2,500,184

Provision for income taxes	13,747	13,638

Net (loss) income	$(187,651)	$2,486,546

Net (loss) income per share:
Basic	$(0.003)	$0.027
Diluted	$(0.003)	$0.020
Weighted average shares outstanding:
Basic	81,974,668	90,440,000
Diluted	81,974,668	124,827,532

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Loss
Three Months Ended March 31, 2011

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2011	81,968,001	$81,968	$23,107,919	$(23,099,704)	$(1,750)	$88,433
Net loss	-	-	-	(187,651)	-	(187,651)
Foreign exchange
translation adjustment	-	-	-	-	(5,886)	(5,886)
Total comprehensive loss						(193,537)
Capital contribution	-	-	200,000	-	-	200,000
Share-based compensation	-	-	143,844	-	-	143,844
Exercise of stock options	10,000	10	1,590	-	-	1,600
Amortization of preferred
stock offering costs	-	-	(6,806)	-	-	(6,806)
Accrued preferred stock dividend	-	-	(89,834)	-	-	(89,834)
Balance at
March 31, 2011 (Unaudited)	81,978,001	$81,978	$23,356,713	$(23,287,355)	$(7,636)	$143,700

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(187,651)	$2,486,546
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Impairment recovery on note receivable from affiliate	-	(3,200,000)
Depreciation and amortization	117,969	115,196
Share-based compensation	143,844	117,346
Straight-line rent adjustment	786	2,718
Changes in operating assets and liabilities:
Accounts receivable	(43,391)	6,960
Prepaid expenses and other current assets	15,232	(113,660)
Restricted cash - security deposits	(2,136)	(639)
Accounts payable and accrued expenses, net	(160,517)	100,578
Deferred revenue	739,387	64,034
Payable to affiliates	-	(490)
Net cash provided by (used in) operating activities	623,523	(421,411)
Cash flows from investing activities:
Purchase of property and equipment	(175,837)	(50,084)
Net cash used in investing activities	(175,837)	(50,084)
Cash flows from financing activities:
Payment of preferred stock dividend, net of capital contribution in lieu of dividend	(159,338)	-
Proceeds from exercise of stock options	1,600	-
Proceeds from repayment of principal on Note receivable from affiliate	4,122	-
Payments of obligations under capital leases	(20,766)	(31,865)
Net cash used in financing activities	(174,382)	(31,865)
Effect of exchange rates on cash and cash equivalents	(4,242)	(4,096)
Net increase (decrease) in cash and cash equivalents	269,062	(507,456)
Cash and cash equivalents at beginning of period	3,212,449	1,129,591
Cash and cash equivalents at end of period	$3,481,511	$622,135

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$7,754	$16,760
Income taxes	$17,910	$4,686
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$200,000	$-
Accrual of preferred stock dividend	$89,834	$82,500

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

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZSX”).  On December 12, 2007, the Company completed its initial public offering on the NZSX.  In April 2008, the Company filed a registration statement with the United States Securities and Exchange Commission (“SEC”), which became effective on June 30, 2008.  The Company’s corporate headquarters are located in New York, United States and Christchurch, New Zealand.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services to the Company.  The Company also has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company, which provides sales and marketing services in Europe.  On December 23, 2010, the Company formed a Singapore-based wholly-owned subsidiary, Diligent APAC Board Services PTE. Ltd. (“DAP”), to provide sales and marketing services in the Asia-Pacific region.  Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in US dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of March 31, 2011, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

2)           Significant accounting policies

Basis of presentation –  The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q pursuant to the rules and regulations of the SEC.  Accordingly, they do not include all information and notes required by GAAP and provided in the annual consolidated financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Form 10-K of the Company for the year ended December 31, 2010, as filed with the SEC on March 22, 2011.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments –The fair value of our cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements.  The note receivable from affiliate is recorded at estimated net realizable value, adjusted for any valuation allowance for amounts considered uncollectable.  The valuation allowance is reviewed for impairment each reporting period.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive.  Stock options and convertible preferred stock are included as potential dilutive securities for the periods applicable.  All potentially dilutive securities have been excluded from the calculation for the three months ended March 31, 2011 as they were anti-dilutive.  There were 38,597,458 potentially dilutive securities at March 31, 2011.

The components of the calculation of basic and diluted net income (loss) per common share are as follows:

	Three months ended March 31,
	2011	2010
Numerator:
Net (loss) income	$(187,651)	$2,486,546
Preferred stock dividends	(89,834)	(82,500)
Basic net (loss) income available to common shareholders	$(277,485)	$2,404,046
Diluted net (loss) income available to common shareholders	$(187,651)	$2,486,546
Denominator:
Basic weighted average shares outstanding	81,974,668	90,440,000
Dilutive effect of stock options	-	1,720,409
Dilutive effect of convertible preferred stock	-	32,667,123
Diluted weighted average shares outstanding	81,974,668	124,827,532
Basic (loss) income per share	$(0.003)	$0.027
Diluted (loss) income per share	$(0.003)	$0.020

Recent accounting pronouncements – In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard was effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  This new guidance did not have a material effect on the consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements will not have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3)           Term deposit

At March 31, 2011, the Company has a term deposit with a New Zealand bank with an original term of 365 days.  The term deposit in the amount of NZD 125,000 (US$95,425) bears interest at 4.00% and matures in March 2012.

4)           Note receivable from affiliate

In January 2011, SSH LLC overpaid the interest due by $4,122, which was applied to the principal balance, in accordance with the Note agreement, reducing the contractual loan balance to $3,071,563.

5)           Fair value measurements

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant unobservable inputs (Level 3). A reconciliation of the beginning and ending balances of the Note is as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
Balance at beginning of period	$1,875,685	$1,661,791
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	-	3,200,000
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(4,122)	-
Transfers in and/or out of Level 3	-	-
Ending balance	$1,871,563	$4,861,791

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$3,200,000

6)           Line of Credit Facility

As of March 31, 2011, the Company has not borrowed any amounts under its line of credit facility.

7)           Redeemable Preferred Stock

On March 11, 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for $0.10 per share in a private offering, for aggregate proceeds of $3,000,000 in additional capital.  Expenses relating to the share issuance were $138,850.

For the year 2009, the Board of Directors of the Company approved the issuance of paid-in-kind (“PIK”) shares in lieu of cash, which dividend was effective January 4, 2010.  Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK shares in January 2010.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The carrying value of the Preferred Shares at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	266,712
Cumulative amortization of issuance costs	56,235	49,429
Balance	$3,184,097	$3,177,291

In 2011, the Company anticipates that cash dividends will be paid on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $89,834 for the three months ended March 31, 2011 are included in accrued expenses.

8)	Stockholders’ equity

In January 2011, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to $200,000 of the dividend due on January 1, 2011, and directed the Company to retain those funds to support future growth.  This was recorded as a capital contribution in the first quarter of 2011.  The founder and managing partner of Spring Street Partners, L.P. is also the chairman of the Board of Directors of the Company and the holder of 5.5 million shares of common stock of the Company.

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

Stock Option Awards – In January 2011 the Company granted 750,000 stock options to a managing director.  The exercise price of each option is the market price of the Company’s stock for the last sale prior to the grant date, converted to U.S. dollars using the exchange rate in effect on the grant date.  The options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested options must be exercised generally within three months, or upon death or disability, in which cases the vested options may be exercised within twelve months, but in all cases the exercise date may not exceed the expiration date.

Diligent Board Member Services, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the resulting fair value is recorded as share-based compensation expense on a straight line basis over the option vesting period for employee stock options, ranging from one to three years.

The fair values of the options granted were estimated based on the following assumptions:

Expected volatility (1)	167.79%
Expected term (2)	6.0 years
Risk-free interest rate (3)	1.93%
Dividend yield	-
Weighted average grant-date fair value of granted options	.4427

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

A summary of stock option activity for the three months ended March 31, 2011 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2011	5,190,335	$0.19	8.78 years
Granted	750,000	$0.46
Exercised	(10,000)	$0.16
Forfeited	-	-
Outstanding at March 31, 2011	5,930,335	$0.22	9.16 years
Exercisable at March 31, 2011	2,680,335	$0.19	9.05 years

During the three months ended March 31, 2011, the Company recognized share-based compensation costs related to stock options of $143,844.  At March 31, 2011 there was $429,055 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 3.0 years.

10)         Income taxes

The Company records an income tax provision for foreign tax obligations in New Zealand.  No US, UK or Singapore current income taxes have been provided due to tax losses incurred.  The Company has recorded a full valuation allowance against all US deferred tax assets, because management is unable to conclude that it is more likely than not that the deferred tax assets will be realized.

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

Recent Developments

We are currently experiencing significant financial growth.  The Company produced its strongest ever first quarter results with the addition of 64 new agreements for Boardbooks licenses and $1.88 million in annual recurring revenue.  This is the highest quarterly sales figure recorded by the Company since it began offering Boardbooks licenses eight years ago.  This growth is unprecedented for us, considering that the first quarter is historically one of the Company’s slowest quarters, and that the first quarter performance has never before exceeded the previous fourth quarter’s performance.  The Company’s income consists of subscription-based revenue that recurs each year and increases with each new license agreement or upgrade.  The growth trajectory of the Company is demonstrated by the increase in net sales revenues which, at $2.98 million for the first quarter 2011, is up 70% compared to the same quarter a year ago. The Company now has 520 worldwide clients and more than 13,000 individual users of its Boardbooks products, servicing customers across a wide range of industry segments.

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

Share-Based Compensation.  In November 2007 we adopted our 2007 Stock Option and Incentive Plan and in June 2010 we adopted the 2010 Stock Option and Incentive Plan, pursuant to which we have issued share-based compensation from time to time, in the form of stock and stock options.

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

The Company’s wholly-owned subsidiaries, Diligent Boardbooks Limited (“DBL”), Diligent Board Member Services NZ Limited (“DBMS NZ”) and Diligent APAC Board Services PTE. Ltd. (“DAP”), utilize the GBP, NZD and Singapore Dollar (SGD), respectively, as their functional currencies.  Assets and liabilities of these subsidiaries are translated to US dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income.

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

This agreement was subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and was contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. The agreement was approved and the proceeds from the February 2010 sale which had been placed in escrow were delivered to the Company on June 8, 2010.  After the transaction, the amended Note had a contractual outstanding principal balance of $3,075,685 and was secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC. In a series of transactions in December 2010 and early January 2011, SSH LLC sold an additional 275,000 shares of the Company’s common stock pledged as collateral for the Note, as permitted under the Note agreement to fund interest payments.  As a result, the number of shares pledged as collateral for the Note as of March 31, 2011 has been reduced to 4,930,597.

In January 2011, SSH LLC overpaid the interest due by $4,122, which was applied to the principal balance, in accordance with the Note agreement, reducing the contractual loan balance to $3,071,563.

A portion of the contractual loan balance is reserved on our balance sheet by a valuation allowance of $1,200,000, resulting in a net receivable balance of $1,871,563.  The Note is considered to be collateral dependent, as SSH LLC’s primary means of repayment is through liquidation of the underlying collateral.  At December 31, 2008, the then-outstanding loan balance of $7,161,791 was reduced by a $5.8 million valuation allowance, which was based on the estimated fair value of the underlying collateral at that time. As discussed below, in the fourth quarter of 2009, the Company recorded a recovery in the value of the Note of $300,000 and a corresponding decrease in the valuation allowance to $5.5 million. At March 31, 2010, the Company recorded an additional recovery in the value of the note of $3.2 million, and at September 30, 2010 the Company recorded a further recovery of $1.1 million, as described below.

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

The recovery of $3.2 million at March 31, 2010 was based on the re-measurement of a significant input used to value the underlying collateral of the Note.  The February 2010 sale of shares to a third party indicated that the preferred stock price was no longer the best measure of the fair value of our common stock.  The Company believed that a better benchmark for fair value was the US$0.24 per share obtained by SSH LLC for the 4.8 million shares sold to a third party in February 2010.  The additional recovery at September 30, 2010 is based on the subsequent re-measurement of the underlying collateral at $0.47 per share, which is the price obtained for the 3 million shares issued by the Company in a private placement in October 2010.  The Company reviews the valuation of the Note each reporting period and believes the value is properly stated at March 31, 2011.  In assessing the adequacy of the valuation allowance at March 31, 2011, we considered the prices obtained by SSH LLC for the December 2010/January 2011 sales of 275,000 shares, which were approximately equal to the price received for the shares issued in the October 2010 private placement.  Additionally, there have been no other third party sales which would cause us to believe that $0.47 per share is not the best measure of the value of the underlying collateral.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements at Item 1 of this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
Revenues	$2,976,229	$1,747,476	$1,228,753

The growth in revenues of 70% in the quarter ended March 31, 2011 when compared with the 2010 first quarter is a result of the cumulative addition of license agreements each quarter.  The Company has continued to add license agreements each quarter since inception.  At March 31, 2011, the cumulative license agreements were 520, compared with 320 at March 31, 2010, a 63% increase.  This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost. All of the deferred revenue of $3.6 million recorded on the balance sheet at March 31, 2011 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
Cost of Revenues	$819,849	$622,664	$197,185

Cost of revenues is comprised of account management, customer support and IT services.  For the quarter ended March 31, 2011, employee costs included in cost of revenues increased by approximately $111,000 as compared to the quarter ended March 31, 2010, primarily as a result of an increase in head count to support our larger client base. Additionally, hosting costs increased by approximately $73,000, primarily due to hosting facilities the Company has added as a result of the growth in the number of users.  The remainder of the increase in cost of revenues is attributable to increases in printing, publications and phone support to service our larger client base.

The Company’s gross profit percentage increased to 72.5% for the first quarter of 2011, from 64.4% for the first quarter of 2010, reflecting the Company’s ability to control cost increases while significantly increasing revenues.

Selling and Marketing Expenses

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
Selling and Marketing Expenses	$873,036	$566,885	$306,151

Selling and marketing expenses increased in the first quarter of 2011 as compared to the comparable 2010 quarter as a result of an increase in salaries and commissions for our US sales force of approximately $207,000 and related travel of $15,000.  Our foreign selling expenses increased by approximately $125,000, primarily due to increased sales in the UK and our expansion into the Asia-Pacific region.  Net labor costs for marketing decreased by approximately $55,000, as we decreased our in-house marketing staff while increasing the use of outside consultants.  Printing, mailing and web-based advertising expenses increased marketing costs by approximately $24,000.  Other miscellaneous expenses decreased by approximately $10,000, primarily relating to selling and marketing support.

General and Administrative Expenses

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
General and Administrative Expenses	$1,052,356	$1,001,619	$50,737

The increase in general and administrative expenses is primarily attributable to an increase of approximately $26,000 in share-based compensation expense related to employee stock options. The remainder of the increase consists of increases in employee costs of approximately $20,000 and office costs of $14,000, due to a slight increase in salaries and the expansion of our New York headquarters office space.  This is offset by decreases in travel expenses and professional fees of $6,000 and $2,000, respectively.

Research and Development Expenses

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
Research and Development Expenses	$319,554	$177,146	$142,408

The increase in research and development expenses for the first quarter of 2011 as compared to the first quarter of 2010 is due to increased staffing for new product development and support, including development of a Diligent Boardbooks app for the Apple iPad.

Depreciation and Amortization

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
Depreciation and Amortization	$117,969	$115,196	$2,773

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$-	$3,200,000	$(3,200,000)

The carrying value of the Note had previously been reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock which is held as collateral for the Note, as the Note is deemed to be collateral dependant.  At March 31, 2010, the Company remeasured a significant input used to value the underlying collateral and recorded a recovery of $3.2 million, based on recent events and activity which indicated that the revised measurement is the best representation of fair value of the underlying collateral for the Note. At March 31, 2011, no change in the valuation allowance was deemed necessary.

Interest Income, net

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
Interest Income, net	$44,820	$75,847	$(31,027)

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

Foreign Exchange Transaction Loss

	Three months ended March 31,
	2011	2010	Increase/(Decrease)
Foreign Exchange Transaction Loss	$(12,189)	$(39,629)	$(27,440)

The parent Company maintains a portion of its cash balances in NZD and GBP.  The foreign exchange loss for the quarter ended March 31, 2011 is a result of the strengthening of the US dollar against NZD, offset by a weakening of the US dollar against GBP.  During the quarter ended March 31, 2010, the US dollar strengthened against both NZD and GBP.

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

In the third and fourth quarters of 2010, the Company generated positive cash flows from operations of $0.2 million and $0.7 million, respectively, resulting in approximately $18 thousand net cash generated from operations for the full year.   This marked the first year since inception of the Company that Diligent achieved positive cash flows from operations.  The Company continued this trend in the first quarter of 2011, generating positive cash flows from operations of $0.6 million.

At March 31, 2011, the Company’s sources of liquidity consist of cash and term deposits of approximately $3.6 million.  The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P.  This line of credit offers the Company additional cash flow support if needed.  As of March 31, 2011, the Company has had no borrowings under this credit facility.

  The Company’s current operating expenses and expected capital expenditures are predictable and adequate to support our budgeted growth.  However, with the recent acquisition of additional capital, the Company is evaluating strategic growth opportunities that could change our current expense and capital forecasts, particularly in light of our expansion into the Asia-Pacific region.  The Company’s expected cash receipts from operations are adequate to support budgeted expenses for 2011.  The primary uncertainty concerning the Company’s capital needs pertains to its ability to continue to achieve the expected sales growth in a timely manner.

Cash flows

	Three months ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$623,523	$(421,411)
Investing activities	$(175,837)	$(50,084)
Financing activities	$(174,382)	$(31,865)

Net Cash Flows from Operating Activities

Cash provided by operations for the quarter ended March 31, 2011 was $623,523, compared with cash used in operating activities for the quarter ended March 31, 2010 of $421,411.  The Company has been reducing its cash burn rate from operations, primarily from increased revenues coupled with a leveling off of cash-based operating expenses (operating expenses less depreciation and share-based compensation).  By the end of 2010, the Company had achieved positive cash flow from operations for the full 12-month period, marking the first year since inception that the Company generated positive cash flow from operations.  The Company continued this trend by controlling expenses while significantly adding to our revenues.

Net Cash Flows from Investing Activities

Cash used in investing activities increased to $175,837 in the first quarter of 2011 from $50,084 in the comparable 2010 quarter, entirely due to purchases of property and equipment.

Net Cash Flows from Financing Activities

In the first quarter of 2011, cash used in financing activities of $174,382 included $159,338 of cash dividends paid on preferred stock.  In the first quarter of 2010, the dividends on the Company’s preferred stock were paid as PIK dividends, and accordingly there was no cash used for dividend payments.  Financing activities in the first quarter of 2010 consisted solely of repayments of obligations under capital leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended March 31, 2011, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

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

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: May 11, 2011	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2011	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)