Form 10-Q
period 2011-06-30
Diligent Board Member Services, Inc.
filed 2011-08-09
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of August 2, 2011 was 82,018,001.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.
Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,816,397	$3,212,449
Term deposit	103,538	97,300
Accounts receivable, net	793,056	494,048
Prepaid expenses and other current assets	402,345	323,911
Total current assets	5,115,336	4,127,708

Property and equipment, net	1,286,904	1,082,104
Note receivable from affiliate, net of valuation allowance of $0 at June 30, 2011 and $1,200,000 at December 31, 2010	3,071,563	1,875,685
Restricted cash - security deposits	88,438	226,617
Total assets	$9,562,241	$7,312,114
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,746	$84,388
Accrued expenses	426,851	556,093
Accrued preferred stock dividend	179,669	359,338
Deferred revenue	4,155,268	2,849,225
Current portion of obligations under capital leases	81,683	86,230
Total current liabilities	4,984,217	3,935,274

Non-current liabilities:
Obligations under capital leases, less current portion	22,830	60,861
Other non-current liabilities	51,207	50,255
Total non-current liabilities	74,037	111,116

Total liabilities	5,058,254	4,046,390
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 32,667,123 shares issued and outstanding (liquidation value $5,079,737 and $5,259,406)	3,190,995	3,177,291
Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 82,018,001 and 81,968,001 shares issued and outstanding	82,018	81,968
Additional paid-in capital	23,501,005	23,107,919
Accumulated deficit	(22,277,396)	(23,099,704)
Accumulated other comprehensive income (loss)	7,365	(1,750)
Total stockholders' equity	1,312,992	88,433
Total liabilities, redeemable preferred stock and stockholders' equity	$9,562,241	$7,312,114

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$3,665,065	$1,915,405	$6,641,294	$3,662,882
Cost of revenues	1,140,626	659,556	1,960,475	1,282,220
Gross profit	2,524,439	1,255,849	4,680,819	2,380,662

Operating expenses:
Selling and marketing expenses	1,152,486	739,991	2,025,523	1,306,877
General and administrative expenses	1,124,100	882,818	2,176,457	1,884,437
Research and development expenses	370,516	233,742	690,070	410,888
Depreciation and amortization	123,536	114,707	241,505	229,903
Total operating expenses	2,770,638	1,971,258	5,133,555	3,832,105

Operating loss	(246,199)	(715,409)	(452,736)	(1,451,443)

Other income (expenses):
Impairment recovery on note receivable from affiliate	1,200,000	-	1,200,000	3,200,000
Interest income, net	43,942	68,535	88,762	144,382
Foreign exchange transaction gain(loss)	17,461	1,018	5,272	(38,611)
Total other income	1,261,403	69,553	1,294,034	3,305,771

Income (loss) before provision for income taxes	1,015,204	(645,856)	841,298	1,854,328

Income tax (benefit) expense	5,243	(3,561)	18,990	10,077

Net income (loss)	$1,009,961	$(642,295)	$822,308	$1,844,251

Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.01	$0.02
Diluted	$0.01	$(0.01)	$0.01	$0.02
Weighted average shares outstanding:
Basic	82,005,913	87,495,495	81,990,321	88,959,613
Diluted	115,790,889	87,495,495	114,657,444	123,062,002

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
And Comprehensive Income (Loss)
Six Months Ended June 30, 2011
(Unaudited)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2011	81,968,001	$81,968	$23,107,919	$(23,099,704)	$(1,750)	$88,433
Net income	-	-	-	822,308	-	822,308
Foreign exchange translation adjustment	-	-	-	-	9,115	9,115
Total comprehensive income						831,423
Capital contribution	-	-	200,000	-	-	200,000
Share-based compensation	-	-	378,192	-	-	378,192
Exercise of stock options	50,000	50	8,268			8,318
Amortization of preferred stock offering costs	-	-	(13,705)	-	-	(13,705)
Accrued preferred stock dividend	-	-	(179,669)	-	-	(179,669)
Balance at June 30, 2011	82,018,001	$82,018	$23,501,005	$(22,277,396)	$7,365	$1,312,992

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$822,308	$1,844,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment recovery on note receivable from affiliate	(1,200,000)	(3,200,000)
Depreciation and amortization	241,505	229,903
Share-based compensation	378,192	223,754
Straight-line rent adjustment	952	3,813
Changes in operating assets and liabilities:
Accounts receivable	(299,008)	21,076
Prepaid expenses and other current assets	(78,434)	(60,479)
Restricted cash - security deposits	138,179	(3,146)
Accounts payable and accrued expenses, net	(72,885)	(94,348)
Deferred revenue	1,306,043	119,219
Payable to affiliates	-	(4,042)
Net cash provided by (used in) operating activities	1,236,852	(919,999)
Cash flows from investing activities:
Purchase of property and equipment	(450,895)	(88,975)
Net cash used in investing activities:	(450,895)	(88,975)
Cash flows from financing activities:
Payment of preferred stock dividend, net of capital contribution in lieu of dividend	(159,338)	-
Proceeds from exercise of stock options	8,318	-
Cash received from partial prepayment of note receivable from affiliate	4,122	1,010,430
Payments of obligations under capital leases	(42,577)	(62,977)
Net cash (used in) provided by financing activities	(189,475)	947,453
Effect of exchange rates on cash and cash equivalents	7,466	(7,885)
Net increase (decrease) in cash and cash equivalents	603,948	(69,406)
Cash and cash equivalents at beginning of period	3,212,449	1,129,591
Cash and cash equivalents at end of period	$3,816,397	$1,060,185

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$14,596	$24,782
Income taxes	$33,924	$10,206
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$200,000	$-
Accrual of preferred stock dividend	$179,669	$-
Prepayment of principal on note receivable from affiliate in exchange for 11,650,000 shares	$-	$3,075,676

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1)	Organization and nature of the business

Diligent Board Member Services, Inc. (“Diligent” or the “Company”) is a global leader in web-based portals for Boards of Directors.  The Company develops and sells an online software application called Diligent Boardbooks®, a web-based portal that board members, management and administrative staff use to compile, update, review and archive board materials during and after board meetings.  Diligent provides clients with subscription-based access to the software and also provides associated services including securely hosting the clients’ data, and customer service and support for the application.

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

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services to the Company.  The Company also has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which provides sales and marketing services in Europe.  On December 23, 2010, the Company formed a Singapore-based wholly-owned subsidiary, Diligent APAC Board Services PTE. Ltd. (“DAP”), to provide sales and marketing services in the Asia-Pacific region.  Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in US dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of June 30, 2011, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments – The fair value of our cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements.  The note receivable from affiliate (the “Note”) is recorded at estimated net realizable value, adjusted for any valuation allowance for amounts considered uncollectable.  The Note is reviewed for impairment each reporting period.

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
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

Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive.  Stock options and convertible preferred stock are included as potential dilutive securities for the periods applicable, except that stock options have been excluded for the six months ended June 30, 2011 because the effect is anti-dilutive.  All potentially dilutive securities have been excluded from the calculation for the three months ended June 30, 2010 as they were anti-dilutive.  The number of potentially dilutive securities for the three months ended June 30, 2010 was 34,102,389.

The components of the calculation of basic and diluted net income (loss) per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$1,009,961	$(642,295)	$822,308	$1,844,251
Preferred stock dividends	(89,834)	(82,500)	(179,669)	(165,000)
Basic net income (loss) available to common shareholders	$920,127	$(724,795)	$642,639	$1,679,251
Diluted net income (loss) available to common shareholders	$1,009,961	$(642,295)	$822,308	$1,844,251
Denominator:
Basic weighted average shares outstanding	82,005,913	87,495,495	81,990,321	88,959,613
Dilutive effect of stock options	1,117,853	-	-	1,435,266
Dilutive effect of convertible preferred stock	32,667,123	-	32,667,123	32,667,123
Diluted weighted average shares outstanding	115,790,889	87,495,495	114,657,444	123,062,002
Basic earnings (loss) per share	$0.01	$(0.01)	$0.01	$0.02
Diluted earnings (loss) per share	$0.01	$(0.01)	$0.01	$0.02

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

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income, which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of adopting the guidance.

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements will not have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

3)	Term deposit

At June 30, 2011, the Company has a term deposit with a New Zealand bank with an initial term of 365 days.  The term deposit in the amount of NZD 125,000 (US$103,538) bears interest at 4.00% and matures in March 2012.

4)	Note receivable from affiliate

At December 31, 2010, a portion of the contractual loan balance of $3,075,685 had been reserved on our balance sheet by a valuation allowance, resulting in a net receivable balance of $1,875,685.  In January 2011, SSH LLC overpaid the interest due by $4,122, which was applied to the principal balance, in accordance with the Note agreement, reducing the contractual loan balance to $3,071,563. At June 30, 2011, the Company performed an impairment review and determined that the value of the Note was no longer impaired and therefore the remaining balance of the valuation allowance of $1,200,000 was reversed and recorded as income. The Note is secured by 4,930,597 shares of Diligent common stock held by SSH LLC and pledged as collateral.  The Note is considered to be collateral dependent, as SSH LLC’s primary means of repayment is through liquidation of the underlying collateral.

In the absence of an active market for the Company’s common stock, or other observable inputs for similar instruments, the Company originally based its valuation allowance of the underlying collateral on the value of the March 2009 issuance of Series A Preferred Stock, adjusted using an assumed discount rate of 20%, which was management’s estimate of the fair value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note was to mature in October 2010.

The Company recorded subsequent recoveries in the value of the Note, including $3.2 million at March 31, 2010, based on the re-measurement of the value the underlying collateral of the Note to reflect prices obtained in private sales of blocks of Diligent stock.  The recovery of the $1.2 million remaining balance of the valuation allowance was based on the re-measurement of the value of the underlying collateral based on a recent private sale of a large block of stock at a price in excess of the value needed to fully recover the remaining contractual principal and interest on the Note.  In addition, management has estimated that the enterprise value of the Company has increased significantly during the past several months due to improvement in our operating margins and cash flows.

5)	Fair value measurements

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant unobservable inputs.  A reconciliation of the beginning and ending balances of the Note is as follows:

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Balance at beginning of period	$1,875,685	$1,661,791
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	1,200,000	3,200,000
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(4,122)	(4,086,106)
Transfers in and/or out of Level 3	-	-
Ending balance	$3,071,563	$775,685

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,200,000	$3,200,000

6)	Line of credit facility

As of June 30, 2011, the Company has not borrowed any amounts under its line of credit facility.

7)	Redeemable Preferred Stock

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

The carrying value of the Preferred Shares at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	266,712
Cumulative amortization of issuance costs	63,133	49,429
Balance	$3,190,995	$3,177,291

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In 2011, the Company anticipates that cash dividends will be paid on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $179,669 for the six months ended June 30, 2011 are included in accrued expenses.

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

In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (“the 2010 Plan”) authorizing the issuance of up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants of the Company and its affiliates, as Incentive Stock Options and Non-Qualified Stock Options.  The 2010 Plan is administered by the Remunerations and Nominations Committee pursuant to delegation by the Company's Board of Directors, which will determine the number of shares, the term, the frequency and date, the type, the exercise periods, and any performance criteria pursuant to which stock option awards may be granted.

Stock Option Awards – In January 2011 the Company granted 750,000 stock options to one of its managing directors, with graded vesting over three years.  In June 2011 the Company granted 3,000,000 stock options to its Chief Executive Officer, with graded vesting over seven years.  The exercise price of each option is the market price of the Company’s stock for the last sale prior to the grant date, converted to U.S. dollars using the exchange rate in effect on the grant date.  The options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested options must be exercised generally within three months, or upon death or disability, in which case the vested options may be exercised within twelve months, but in all cases the exercise date may not exceed the expiration date.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the resulting fair value is recorded as share-based compensation expense on a straight line basis over the option vesting period for employee stock options, ranging from one to seven years.

The fair values of the options granted in 2011 were estimated based on the following assumptions:

Expected volatility (1)	156.67 - 167.79%
Expected term (2)	6.0 - 7.25 years
Risk-free interest rate (3)	1.93 - 2.19%
Dividend yield	-
Weighted average grant-date fair value of granted options	.7234

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

A summary of stock option activity for the six months ended June 30, 2011 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2011	5,190,335	$0.19	8.78 years
Granted	3,750,000	$0.75
Exercised	(50,000)	$0.16
Forfeited	-	-
Outstanding at June 30, 2011	8,890,335	$0.43	8.93 years
Exercisable at June 30, 2011	2,640,335	$0.19	8.21 years

During the three and six months ended June 30, 2011, the Company recognized share-based compensation costs related to stock options of $234,348 and $378,192, respectively.  At June 30, 2011 there was $2,759,296 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 7.0 years.

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

Overview

The Company develops and makes available an online software application called Diligent Boardbooks®, a web-based portal that board members, management and administrative staff use to compile, update, review and archive board materials before, during and after board meetings. The Company provides clients with subscription-based access to its software and also provides associated services including securely hosting the client’s data, and customer service and support for the application.

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

Recent Developments

The second quarter of 2011 marked the fourth consecutive quarter of record-breaking sales results.  During the second quarter, Diligent signed a total of 133 net new license agreements as compared to 36 in the same quarter last year, an increase of 269%.  Included among the new clients are 31 NYSE and 19 NASDAQ companies.  Diligent now services 104 Fortune 1000 companies, of which 28 were added in the second quarter.  The Company now has over 650 worldwide clients, and services over 1,000 boards and 16,500 users of its Boardbooks product.

The Company’s income consists of subscription-based revenue that recurs each year and increases with each new license agreement or upgrade.  The Company added $2.9 million of additional annual license agreements in the second quarter, compared with $0.7 million in the second quarter of 2010.   The revenue from these contracts will be recognized over the contract period, generally one year.  Our sales revenue for the first half of 2011 is up 81% over the first half of 2010, while operational expenses have increased only 34% for the same period.  A key driver of our increased sales growth is the increasing acceptance of the Apple iPad® by executives around the world.  Moreover, our customer satisfaction is such that we continue to enjoy a high retention rate – upgrades from existing customers in the second quarter grew 86% over the second quarter of 2010, and 174% in the first six months of 2011 when compared with the first six  months of 2010.

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

The Company recognizes revenue when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured.  Revenue from the Boardbooks licenses is recorded ratably over the contract period, which is generally twelve months.  License fees paid in advance are recorded as deferred revenue until recognized.  The Company generally invoices its customers in annual installments.  Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.  The Company also earns fees for set-up and training (“installation fees”) of the Boardbooks system.  Installation fees are recorded ratably over the contract period.

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

This agreement was subject to the approval of the Company’s shareholders at the annual meeting on June 8, 2010, and was contingent on the receipt of an appraisal attesting to the fairness of the transaction to the shareholders unrelated to SSH LLC. The agreement was approved and the proceeds from the February 2010 sale which had been placed in escrow were delivered to the Company on June 8, 2010.  After the transaction, the amended Note had a contractual outstanding principal balance of $3,075,685 and was secured by 5,205,597 shares of the Company’s common stock pledged by the members of SSH LLC. In a series of transactions in December 2010 and early January 2011, SSH LLC sold an additional 275,000 shares of the Company’s common stock pledged as collateral for the Note, as permitted under the Note agreement to fund interest payments.  As a result, the number of shares pledged as collateral for the Note as of June 30, 2011 has been reduced to 4,930,597.

At December 31, 2010, a portion of the contractual loan balance of $3,075,685 had been reserved on our balance sheet by a valuation allowance, resulting in a net receivable balance of $1,875,685.  In January 2011, SSH LLC overpaid the interest due by $4,122, which was applied to the principal balance, in accordance with the Note agreement, reducing the contractual loan balance to $3,071,563. At June 30, 2011, the Company performed an impairment review and determined that the value of the Note was no longer impaired and therefore the remaining balance of the valuation allowance of $1,200,000 was reversed and recorded as income. The Note is secured by 4,930,597 shares of Diligent common stock held by SSH LLC and pledged as collateral.  The Note is considered to be collateral dependent, as SSH LLC’s primary means of repayment is through liquidation of the underlying collateral.

In the absence of an active market for the Company’s common stock, or other observable inputs for similar instruments, the Company originally based its valuation allowance of the underlying collateral on the value of the March 2009 issuance of Series A Preferred Stock, adjusted using an assumed discount rate of 20%, which was management’s estimate of the fair value of the preferred features of the Series A Preferred Stock.  In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note was to mature in October 2010.

The Company recorded subsequent recoveries in the value of the Note, including $3.2 million at March 31, 2010, based on the re-measurement of the value the underlying collateral of the Note to reflect prices obtained in private sales of blocks of Diligent stock.  The recovery of the $1.2 million remaining balance of the valuation allowance was based on the re-measurement of the value of the underlying collateral based on a recent private sale of a large block of stock at a price in excess of the value needed to fully recover the remaining contractual principal and interest on the Note.  In addition, management has estimated that the enterprise value of the Company has increased significantly during the past several months due to improvement in our operating margins and cash flows.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements at Item 1 of this Form 10-Q

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenues

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
Revenues	$3,665,065	$1,915,405	$1,749,660

The growth in total revenues of 91% in the second quarter of 2011 when compared with the 2010 second quarter is a result of the significant increase in license agreements. The Company has continued to add license agreements each quarter since inception.  At June 30, 2011, the cumulative license agreements were 653, compared with 356 at June 30, 2010.  A net of 133 new licenses were added during the second quarter of 2011, compared with 36 for the second quarter of 2010, an increase of 269%.  A key driver of our sales growth was the development of a Boardbooks app for the Apple iPad®, and the increasing use of the iPad by executives around the world.  Additionally, upgrades from existing customers in second quarter grew 86% over the second quarter of 2010.

Note that revenue is recorded ratably over the contract period, which is generally twelve months.  Accordingly, the full impact of the growth in license agreements during the quarter will be recognized over the next twelve months. This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.   All of the deferred revenue of $4.2 million recorded on the balance sheet at June 30, 2011 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
Cost of Revenues	$1,140,626	$659,556	$481,070

Cost of revenues is comprised of account management, customer support and IT services.  The Company increased headcount in account management and customer support in order to service our larger client base, resulting in an increase in employee costs of approximately $291 thousand for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  Other expenses, including office costs and recruitment fees, also increased as a direct result of the increase in headcount.  Hosting costs increased by approximately $132 thousand, driven by the significant growth in the number of customers.

Cost of revenues as a percentage of revenues was 31.1% for the second quarter of 2011, compared with 34.4% for the second quarter of 2010, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
Selling and Marketing Expenses	$1,152,486	$739,991	$412,495

Selling expenses increased by approximately $528 thousand for the quarter, offset by a decrease of approximately $116 thousand in marketing expenses.  The most significant contributor to the increase in selling expenses is the increase in US sales commissions and salaries of $363 thousand, due entirely to the increase in revenues.  The UK contributed an additional $62 thousand increase, primarily due to higher sales commissions in the UK.  Approximately $92 thousand of the increase in selling expenses is attributed to our Asia-Pacific initiative.

The decrease in marketing expenses in the first quarter of 2011 when compared with the first quarter of 2010 is due to the reduction in our marketing staff, which has been replaced by outside consultants.  Additionally, printing and mailing costs have declined as a result of a change in the timing of mailings.

General and Administrative Expenses

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
General and Administrative Expenses	$1,124,100	$882,818	$241,282

The primary contributors to the increase in general and administrative expenses are an increase in share-based compensation expense of $124 thousand relating to stock options, an increase of $70 thousand in employee compensation and benefits due to salary increases, an increase of $37 thousand in rent and office costs due to the expansion of our New York office space, an increase in UK and Singapore general and administrative expenses of $19 thousand, and an increase in travel expenses of $10 thousand, offset by a decrease in professional fees of $44 thousand.

Research and Development Expenses

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
Research and Development Expenses	$370,516	$233,742	$136,774

Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses for the second quarter of 2011 in local currency increased by 33% over the comparable 2010 period due to increased staffing for new product development and support, including development of a Diligent Boardbooks app for the Apple iPad®.  The difference in the average US$/NZD exchange rates for the periods resulted in an additional increase when measured in US dollars, bringing the overall increase to 59%.

Depreciation and Amortization

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
Depreciation and Amortization	$123,536	$114,707	$8,829

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$1,200,000	$-	$1,200,000

In 2008, the carrying value of the Note was reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock, which is held as collateral for the Note.  At June 30, 2010, the Company determined that the value of the Note was no longer impaired and therefore the remaining balance of the valuation allowance of $1,200,000 was reversed and recorded as income.

Interest Income, net

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
Interest Income, net	$43,942	$68,535	$(24,593)

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

Foreign Exchange Transaction Gain

	Three months ended June 30,
	2011	2010	Increase/(Decrease)
Foreign Exchange Transaction Gain	$17,461	$1,018	$16,443

The parent Company maintains a portion of its cash and receivable balances in foreign currencies, primarily the NZD and GBP.  The foreign exchange transaction gain for the three months ended June 30, 2011 is due to a weakening of the US dollar against both NZD and GBP.  During the second quarter of 2010 there was a slight weakening of the US dollar against both NZD and GBP.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenues

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
Revenues	$6,641,294	$3,662,882	$2,978,412

The growth in total revenues of 81% for the six months ended June 30, 2011 when compared with the comparable 2010 period is a result of the significant increase in license agreements. The Company has continued to add license agreements each quarter since inception.  At June 30, 2011, the cumulative license agreements were 653, compared with 356 at June 30, 2010.  A net of 197 new licenses were added during the first half of 2011, compared with 72 for the first half of 2010, an increase of 174%.  A key driver of our sales growth was the development of a Boardbooks app for the Apple iPad®, and the increasing use of the iPad by executives around the world.  Additionally, upgrades from existing customers in first half of the year grew 174% over the comparable 2010 period.

Note that revenue is recorded ratably over the contract period, which is generally twelve months.  Accordingly, the full impact of the growth in license agreements during the first half of the year will be recognized over the remaining twelve months. This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.  All of the deferred revenue of $4.2 million recorded on the balance sheet at June 30, 2011 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
Cost of Revenues	$1,960,475	$1,282,220	$678,255

Cost of revenues is comprised of account management, customer support and IT services.  The Company increased headcount in account management and customer support in order to service our larger client base, resulting in an increase in employee costs of approximately $401 thousand for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.  Other expenses, including office costs and recruitment fees, also increased as a direct result of the increase in headcount.  Hosting costs increased by approximately $204 thousand, driven by the significant growth in the number of customers.

Cost of revenues as a percentage of revenues was 29.5% for the first half of 2011, compared with 35.0% for the first half of 2010, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
Selling and Marketing Expenses	$2,025,523	$1,306,877	$718,646

Selling expenses increased by approximately $865 thousand for the first half of 2011, offset by a decrease of approximately $146 thousand in marketing expenses.  The most significant contributor to the increase in selling expenses is the increase in US sales commissions and salaries of $570 thousand, due entirely to the increase in revenues.  The UK contributed an additional $130 thousand increase, primarily due to higher sales commissions in the UK.  Approximately $164 thousand of the increase in selling expenses is attributed to our Asia-Pacific initiative.

The decrease in marketing expenses in the first half of 2011 when compared with the first half of 2010 is due to the reduction in our marketing staff, which has been replaced by outside consultants.  Additionally, printing and mailing costs have declined as a result of a change in the timing of mailings.

General and Administrative Expenses

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
General and Administrative Expenses	$2,176,457	$1,884,437	$292,020

The primary contributors to the increase in general and administrative expenses are an increase in share-based compensation expense of $151 thousand relating to stock options, an increase of $90 thousand in employee compensation and benefits due to salary increases, an increase of $50 thousand in rent and office costs due to the expansion of our New York office space, an increase in UK and Singapore general and administrative expenses of $14 thousand, and an increase in travel expenses of $4 thousand, offset by a decrease in professional fees of $44 thousand.

Research and Development Expenses

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
Research and Development Expenses	$690,070	$410,888	$279,182

Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses for the first six months of 2011 in local currency increased by 53% over the comparable 2010 period due to increased staffing for new product development and support, including development of a Diligent Boardbooks app for the Apple iPad®.  The difference in the average US$/NZD exchange rates for the periods resulted in an additional increase when measured in US dollars, bringing the overall increase to 68%.

Depreciation and Amortization

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
Depreciation and Amortization	$241,505	$229,903	$11,602

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$1,200,000	$3,200,000	$(2,000,000)

In 2008, the carrying value of the Note was reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock, which is held as collateral for the Note.  At March 31, 2010, the Company re-measured a significant input used to value the underlying collateral and recorded a recovery of $3.2 million, based on events which indicated that the revised measurement was the best representation of fair value of the underlying collateral for the Note at that time.  At June 30, 2010, the Company determined that the value of the Note was no longer impaired and therefore the remaining balance of the valuation allowance of $1,200,000 was reversed and recorded as income.

Interest Income, net

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
Interest Income, net	$88,762	$144,382	$(55,620)

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

Foreign Exchange Transaction Gain/(Loss)

	Six months ended June 30,
	2011	2010	Increase/(Decrease)
Foreign Exchange Gain/(Loss)	$5,272	$(38,611)	$43,883

The parent Company maintains a portion of its cash and receivable balances in foreign currencies, primarily the NZD and GBP.  The foreign exchange transaction gain for the six months ended June 30, 2011 is due to a weakening of the US dollar against both NZD and GBP.  During the first six months of 2010 the US dollar strengthened against both NZD and GBP.

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

In the third and fourth quarters of 2010, for the first time since inception, the Company generated positive cash flows from operations of $0.2 million and $0.7 million, respectively, resulting in approximately $18 thousand net cash generated from operations for the full year.   The Company continued this trend in the first and second quarters of 2011, generating positive cash flows from operations of $0.6 million in each quarter, for year-to-date total cash generated from operations of $1.2 million.

At June 30, 2011, the Company’s sources of liquidity consist of cash and term deposits of approximately $3.9 million.  The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P.  This line of credit offers the Company additional cash flow support if needed.  As of June 30, 2011, the Company has had no borrowings under this credit facility.  The Company’s current operating expenses and expected capital expenditures are predictable and adequate to support our budgeted growth.  The Company’s cash receipts from operations are expected to support expenses for 2011 and we anticipate that we will continue to be cash flow positive for the remainder of 2011.

The Company is evaluating strategic growth opportunities that could change our current expense and capital forecasts, particularly in light of our expansion into the Asia-Pacific region.

Cash flows

	Six months ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$1,236,852	$(919,999)
Investing activities	$(450,895)	$(88,975)
Financing activities	$(189,475)	$947,453

Net Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2011 was $1.2 million, compared with cash used of $920 thousand for the first half of 2010.  The Company has been reducing its cash burn rate from operations, primarily from increased revenues coupled with a leveling off of cash-based operating expenses (operating expenses less depreciation and share-based compensation).  By the end of 2010, the Company had achieved positive cash flow from operations for the full 12-month period, marking the first year since inception that the Company generated positive cash flow from operations.  The Company continued this trend by controlling expenses while significantly adding to our revenues.

Net Cash Flows from Investing Activities

Cash used in investing activities is comprised entirely of purchases of property and equipment, primarily computer equipment and software.

Net Cash Flows from Financing Activities

In the first half of 2011, cash used in financing activities of $189,475 included $159,338 of cash dividends paid on preferred stock and $42,577 in repayments of capital lease obligations.  In 2010, the dividends on the Company’s preferred stock were paid as PIK dividends, and accordingly there was no cash used for dividend payments.  In the first half of 2010, cash received from financing activities consists principally of $1.0 million received from a prepayment of the Note receivable from affiliate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended June 30, 2011, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. [Reserved]

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit
Numbers	Exhibits

10.14	Employment agreement between Diligent Board Member Services, Inc and Alessandro Sodi

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: August 9, 2011	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2011	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)