Form 10-Q
period 2011-09-30
Diligent Board Member Services, Inc.
filed 2011-11-07
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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
☐ Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of November 2, 2011 was 81,829,668.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,715,412	$3,212,449
Term deposit	95,913	97,300
Accounts receivable, net	1,491,205	494,048
Prepaid expenses and other current assets	633,669	323,911
Total current assets	6,936,199	4,127,708
Property and equipment, net	1,297,018	1,082,104
Note receivable from affiliate, net of valuation allowance of $0 at September 30, 2011 and $1,200,000 at December 31, 2010	3,071,563	1,875,685
Restricted cash - security deposits	88,368	226,617
Total assets	$11,393,148	$7,312,114
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$324,704	$84,388
Accrued expenses	470,824	556,093
Accrued preferred stock dividend	269,504	359,338
Deferred revenue	5,156,433	2,849,225
Current portion of obligations under capital leases	78,285	86,230
Total current liabilities	6,299,750	3,935,274

Non-current liabilities:
Obligations under capital leases, less current portion	4,631	60,861
Other non-current liabilities	51,374	50,255
Total non-current liabilities	56,005	111,116

Total liabilities	6,355,755	4,046,390
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 32,667,123 shares issued and outstanding (liquidation value $5,169,572 and $5,259,406)	3,197,986	3,177,291
Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 82,018,001 and 81,968,001 shares issued and outstanding	82,018	81,968
Additional paid-in capital	23,712,801	23,107,919
Accumulated deficit	(21,953,598)	(23,099,704)
Accumulated other comprehensive loss	(1,814)	(1,750)
Total stockholders' equity	1,839,407	88,433
Total liabilities, redeemable preferred stock and stockholders' equity	$11,393,148	$7,312,114

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$4,826,544	$2,188,613	$11,467,838	$5,851,494
Cost of revenues	1,360,428	704,595	3,320,902	1,986,815
Gross profit	3,466,116	1,484,018	8,146,936	3,864,679

Operating expenses:
Selling and marketing expenses	1,402,901	688,315	3,428,423	1,995,191
General and administrative expenses	1,217,648	1,007,848	3,394,105	2,892,285
Research and development expenses	386,736	253,663	1,076,806	664,551
Depreciation and amortization	125,234	117,274	366,738	347,177
Total operating expenses	3,132,519	2,067,100	8,266,072	5,899,204

Operating income (loss)	333,597	(583,082)	(119,136)	(2,034,525)

Other income (expenses):
Impairment recovery on note receivable from affiliate	-	1,100,000	1,200,000	4,300,000
Interest income, net	45,642	43,791	134,404	188,173
Foreign exchange transaction gain(loss)	(36,575)	34,522	(32,652)	(4,089)
Total other income	9,067	1,178,313	1,301,752	4,484,084

Income before provision for income taxes	342,664	595,231	1,182,616	2,449,559

Income tax expense	17,521	1,344	36,510	11,421

Net income	$325,143	$593,887	$1,146,106	$2,438,138

Net income per share:
Basic	$0.003	$0.006	$0.011	$0.026
Diluted	$0.003	$0.005	$0.010	$0.020
Weighted average shares outstanding:
Basic	82,018,001	78,790,000	81,999,649	85,532,491
Diluted	117,246,530	113,438,232	115,824,670	120,180,723

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
And Comprehensive Loss
Nine Months Ended September 30, 2011
(Unaudited)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2011	81,968,001	$81,968	$23,107,919	$(23,099,704)	$(1,750)	$88,433
Net income	-	-	-	1,146,106	-	1,146,106
Foreign exchange translation adjustment	-	-	-	-	(64)	(64)
Total comprehensive income						1,146,042
Capital contribution	-	-	200,000	-	-	200,000
Share-based compensation	-	-	686,813	-	-	686,813
Exercise of stock options	50,000	50	8,268			8,318
Amortization of preferred stock offering costs	-	-	(20,695)	-	-	(20,695)
Accrued preferred stock dividend	-	-	(269,504)	-	-	(269,504)
Balance at September 30, 2011	82,018,001	$82,018	$23,712,801	$(21,953,598)	$(1,814)	$1,839,407

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,146,106	$2,438,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment recovery on note receivable from affiliate	(1,200,000)	(4,300,000)
Depreciation and amortization	366,738	347,177
Share-based compensation	686,813	511,174
Straight-line rent adjustment	1,119	4,908
Changes in operating assets and liabilities:
Accounts receivable	(997,157)	(40,980)
Prepaid expenses and other current assets	(309,757)	(89,607)
Restricted cash - security deposits	138,249	(4,021)
Accounts payable and accrued expenses, net	155,046	(45,724)
Deferred revenue	2,307,208	513,429
Payable to affiliates	-	(5,762)
Net cash provided by (used in) operating activities	2,294,365	(671,268)
Cash flows from investing activities:
Purchase of property and equipment	(580,437)	(146,465)
Net cash used in investing activities:	(580,437)	(146,465)
Cash flows from financing activities:
Payment of preferred stock dividend, net of capital contribution in lieu of dividend	(159,338)	-
Proceeds from exercise of stock options	8,318	-
Cash received from partial prepayment of note receivable from affiliate	4,122	1,010,430
Payments of obligations under capital leases	(64,175)	(93,006)
Net cash (used in) provided by financing activities	(211,073)	917,424
Effect of exchange rates on cash and cash equivalents	108	(12,169)
Net increase in cash and cash equivalents	1,502,963	87,522
Cash and cash equivalents at beginning of period	3,212,449	1,129,591
Cash and cash equivalents at end of period	$4,715,412	$1,217,113

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$21,515	$34,903
Income taxes	$51,264	$18,405
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$200,000	$-
Accrual of preferred stock dividend	$269,504	$247,500
Prepayment of principal on note receivable from affiliate in exchange for 11,650,000 shares	$-	$3,075,676

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

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of September 30, 2011, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company invests its excess cash primarily in banks, U.S. treasury bills and money market funds of major financial institutions.  Accordingly, its cash equivalents are subject to minimal credit and market risk.  At September 30, 2011, cash equivalents consist of investments in U.S. treasury bills of $999,970, U.S. treasury money market funds of $1,000,004 and other money market funds of $1,017,783, which are carried at cost which approximates fair value.  At December 31, 2010, cash equivalents consists of investments in money market funds of $2,277.

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Net income per share – Basic net income per share is computed by dividing the net income attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common shares outstanding for the period.

Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive.  Stock options and convertible preferred stock are included as potential dilutive securities for all periods applicable.

The components of the calculation of basic and diluted net income per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$325,143	$593,887	$1,146,106	$2,438,138
Preferred stock dividends	(89,835)	(82,500)	(269,504)	(247,500)
Basic net income available to common shareholders	$235,308	$511,387	$876,602	$2,190,638
Diluted net income available to common shareholders	$325,143	$593,887	$1,146,106	$2,438,138
Denominator:
Basic weighted average shares outstanding	82,018,001	78,790,000	81,999,649	85,532,491
Dilutive effect of stock options	2,561,406	1,981,109	1,157,898	1,981,109
Dilutive effect of convertible
preferred stock	32,667,123	32,667,123	32,667,123	32,667,123
Diluted weighted average shares outstanding	117,246,530	113,438,232	115,824,670	120,180,723
Basic earnings per share	$0.003	$0.006	$0.011	$0.026
Diluted earnings per share	$0.003	$0.005	$0.010	$0.020

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent accounting pronouncements – In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income, which requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (OCI) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company intends to implement this guidance when required in the first quarter of 2012, and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

At September 30, 2011, the Company has a term deposit with a New Zealand bank with an initial term of 365 days.  The term deposit in the amount of NZD 125,000 (US$ 95,913) bears interest at 4.00% and matures in March 2012.

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

The Company recorded subsequent recoveries in the value of the Note, including $4.3 million during the nine months ended September 30, 2010 and $1.2 million during the nine months ended September 30, 2011, reducing the valuation allowance to zero.  The recoveries were based on the re-measurement of the value the underlying collateral of the Note to reflect prices obtained in private sales of blocks of Diligent stock, and management’s determination that the enterprise value of the Company has increased significantly due to improvement in operating margins and cash flows.

5)	Fair value measurements

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant unobservable inputs (Level 3 inputs).  A reconciliation of the beginning and ending balances of the Note is as follows:

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Balance at beginning of period	$1,875,685	$1,661,791
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	1,200,000	4,300,000
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(4,122)	(4,086,106)
Transfers in and/or out of Level 3	-	-
Ending balance	$3,071,563	$1,875,685

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,200,000	$4,300,000

6)	Line of credit facility

In September 2011, the Company amended its line of credit agreement with Spring Street Partners, L.P. (“the Lender”), reducing the interest rate under the facility to 7.0% and extending the maturity date to September 2012.  The Lender is the holder of approximately 22 million shares of the Company’s Series A Preferred Stock and 5.5 million shares of the Company’s common stock. The founder and managing partner of the Lender is also the Chairman of the Board of Directors of the Company.

As of September 30, 2011, the Company has not borrowed any amounts under its line of credit facility.

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

The carrying value of the Preferred Shares at September 30, 2011 and December 31, 2010 is as follows:

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30,	December 31,
	2011	2010
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	266,712
Cumulative amortization of issuance costs	70,124	49,429
Balance	$3,197,986	$3,177,291

In 2012, the Company anticipates that accumulated cash dividends will be paid on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $269,504 for the nine months ended September 30, 2011 are included in accrued expenses.

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

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair values of the options granted in 2011 were estimated based on the following assumptions:

Expected volatility (1)	156.67 - 167.79%
Expected term (2)	6.0 - 7.25 years
Risk-free interest rate (3)	1.93 - 2.19%
Dividend yield	-
Weighted average grant-date fair value of granted options	.7234

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method allowed by the SEC, which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

A summary of stock option activity for the nine months ended September 30, 2011 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2011	5,190,335	$0.19	8.78 years
Granted	3,750,000	$0.75
Exercised	(50,000)	$0.16
Forfeited	-	-
Outstanding at September 30, 2011	8,890,335	$0.43	8.67 years
Exercisable at September 30, 2011	4,090,335	$0.20	8.02 years

During the three and nine months ended September 30, 2011, the Company recognized share-based compensation costs related to stock options of $308,621 and $686,813, respectively.  At September 30, 2011 there was $2,445,171 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 6.75 years.

Diligent Board Member Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10)	Income taxes

The Company records an income tax provision for foreign tax obligations in New Zealand.  No US, UK, Canadian or Singapore current income taxes have been provided due to tax losses incurred.  The Company has recorded a full valuation allowance against all US deferred tax assets, because management is unable to conclude that it is more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s federal, state and foreign income tax returns for the 2007 through 2010 tax years are open for examination by the respective taxing jurisdictions.

11)	Subsequent events

In October 2011, the Company purchased 225,000 shares of its stock from a shareholder for NZD1.45 (US$1.19) per share, which was the market price at date of purchase.  The shares were subsequently cancelled.

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

Recent Developments

The third quarter of 2011 marked a significant milestone for the Company – Diligent achieved operating profit for the quarter for the first time in its history.  This is a result of the Company’s record-breaking sales and management’s focus on effective cost controls.

The third quarter of 2011 marked the fifth consecutive quarter of record-breaking sales results.  During the third quarter, Diligent signed a total of 170 net new license agreements as compared to 41 in the same quarter last year, an increase of 315%.  Included among the new clients are 53 NYSE and 20 NASDAQ companies.  Diligent now services 134 Fortune 1000 companies, of which 30 were added in the third quarter.  The Company has over 820 worldwide clients, and services over 1,200 boards and 21,000 users in the US, Canada, UK/Europe and the Asia Pacific region.

The Company’s income consists of subscription-based revenue that recurs each year and increases with each new license agreement or upgrade.  The Company added $5.0 million of additional annual license agreements in the third quarter, compared with $0.9 million in the third quarter of 2010.   The revenue from these contracts will be recognized over the contract period, generally one year.  Our sales revenue for the first nine months of 2011 is up 96% over the first nine months of 2010, while operating expenses have increased only 40% for the same period.  A key driver of our increased sales growth is the increasing acceptance of the Apple iPad® by executives around the world.  Moreover, our customer satisfaction is such that we continue to enjoy a high retention rate – upgrades from existing customers in the third quarter grew 323% over the third quarter of 2010, and 242% in the first nine months of 2011 when compared with the first nine months of 2010.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies as filed in our 2010 annual report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements at Item 1 of this Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenues

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
Revenues	$4,826,544	$2,188,613	$2,637,931

The growth in total revenues of 120% in the third quarter of 2011 when compared with the 2010 third quarter is a result of the addition of a significant number of new license agreements during the year. The Company has continued to add license agreements each quarter since inception. At September 30, 2011, the Company had 823 cumulative license agreements, compared with 397 at September 30, 2010. A net of 170 new licenses were added during the third quarter of 2011, compared with 41 for the third quarter of 2010, an increase of 315%. A key driver of our sales growth was the development of a Boardbooks app for the Apple iPad®, and the increasing use of the iPad by executives around the world. Additionally, net upgrades from existing customers in the third quarter grew 323% over the third quarter of 2010.

Revenue is recorded ratably over the contract period, which is generally twelve months.  The unearned portion of existing contracts for services to be provided is recorded as deferred revenue.  Accordingly, the full impact of the growth in license agreements during the quarter will be recognized over the next twelve months. This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.   All of the deferred revenue of $5.2 million recorded on the balance sheet at September 30, 2011 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
Cost of Revenues	$1,360,428	$704,595	$655,833

Cost of revenues is comprised of account management, customer support and IT services.  The Company increased headcount in account management and customer support in order to service our larger client base, resulting in an increase in employee costs of approximately $440 thousand for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.  Other expenses, including office costs, travel and recruitment fees, also increased as a direct result of the increase in headcount.  Hosting costs increased by approximately $132 thousand, driven by the significant growth in the number of customers.

Cost of revenues as a percentage of revenues was 28.2% for the third quarter of 2011, compared with 32.2% for the third quarter of 2010, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
Selling and Marketing Expenses	$1,402,901	$688,315	$714,586

Selling expenses increased by approximately $787 thousand for the quarter, offset by a decrease of approximately $73 thousand in marketing expenses.  The most significant contributor to the increase in selling expenses is the increase in U.S. sales commissions and salaries of $638 thousand, due entirely to the increase in revenues.  DBL contributed an additional $49 thousand increase, primarily due to higher sales commissions in the UK.  Approximately $90 thousand of the increase in selling expenses is attributed to our Asia-Pacific initiative.

The decrease in marketing expenses in the third quarter of 2011 when compared with the third quarter of 2010 is due to the reduction in our marketing staff, which has been replaced by outside consultants, resulting in a net decrease of $46 thousand in labor costs.  Additionally, printing and mailing costs have declined while internet marketing has increased, resulting in a net decrease of $28 thousand.

General and Administrative Expenses

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
General and Administrative Expenses	$1,217,648	$1,007,848	$209,800

The primary contributors to the increase in general and administrative expenses are an increase in share-based compensation expense of $21 thousand relating to stock options, an increase of $146 thousand in employee compensation and benefits due to salary increases, an increase of $49 thousand in rent and office costs due to the expansion of our New York office space and an increase in travel expenses of $11 thousand, offset by a decrease in professional fees of $22 thousand.

Research and Development Expenses

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
Research and Development Expenses	$386,736	$253,663	$133,073

Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses for the third quarter of 2011 in local currency increased by 38% over the comparable 2010 period due to increased staffing for new product development and support, including development of a Diligent Boardbooks app for the Apple iPad®.  The difference in the average US$/NZD exchange rates for the periods resulted in an additional increase when measured in US dollars, bringing the overall increase to 53%.

Depreciation and Amortization

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
Depreciation and Amortization	$125,234	$117,274	$7,960

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$-	$1,100,000	$(1,100,000)

The carrying value of the Note had been reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock, which is held as collateral for the Note.  The Company has recorded adjustments to the valuation allowance based on the remeasurement of the underlying collateral, including a recovery of $1.1 million in the third quarter of 2010.  At June 30, 2011, the Company determined that the value of the Note was no longer impaired and the remaining balance of the valuation allowance of $1.2 million was reversed and recorded as income.  Accordingly, at September 30, 2011, the Note is recorded at its full contractual value.

Interest Income, net

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
Interest Income, net	$45,642	$43,791	$1,851

Interest income, net, includes interest income on the Note Receivable from an affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The increase in interest income is attributable to the increase in our interest-bearing cash balances.

Foreign Exchange Transaction Gain(Loss)

	Three months ended September 30,
	2011	2010	Increase/(Decrease)
Foreign Exchange Transaction Gain (Loss)	$(36,575)	$34,522	$(71,097)

The parent Company maintains a portion of its cash balances in foreign currencies, primarily the NZD and GBP.  Additionally, the Company has receivable balances in foreign currencies, primarily GBP, Canadian dollars, and Euros. The foreign exchange transaction loss for the three months ended September 30, 2011 is due to a strengthening of the US dollar against both NZD and GBP from June 30 to September 30, 2011.  During the third quarter of 2010, the US dollar weakened against both NZD and GBP.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Revenues

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
Revenues	$11,467,838	$5,851,494	$5,616,344

The growth in total revenues of 96% for the nine months ended September 30, 2011 when compared with the comparable 2010 period is a result of the significant increase in license agreements. The Company has continued to add license agreements each quarter since inception.  At September 30, 2011, the cumulative license agreements were 823, compared with 397 at September 30, 2010.  A net of 367 new licenses were added during the first nine months of 2011, compared with 113 for the first nine months of 2010, an increase of 225%.  A key driver of our sales growth was the development of a Boardbooks app for the Apple iPad®, and the increasing use of the iPad by executives around the world.  Additionally, net upgrades from existing customers in the first nine months of the year grew 242% over the comparable 2010 period.

Revenue is recorded ratably over the contract period, which is generally twelve months.  The unearned portion of existing contracts for services to be provided is recorded as deferred revenue.  Accordingly, the full impact of the growth in license agreements during the year will be recognized over the remaining twelve months. This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.  All of the deferred revenue of $5.2 million recorded on the balance sheet at September 30, 2011 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
Cost of Revenues	$3,320,902	$1,986,815	$1,334,087

Cost of revenues is comprised of account management, customer support and IT services.  The Company increased headcount in account management and customer support in order to service our larger client base, resulting in an increase in employee costs of approximately $842 thousand for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.  Other expenses, including office costs, printing, travel and recruitment fees, also increased as a direct result of the increase in headcount.  Hosting costs increased by approximately $339 thousand, driven by the significant growth in the number of customers.

Cost of revenues as a percentage of revenues was 29.0% for the first nine months of 2011, compared with 34.0% for the comparable 2010 period, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
Selling and Marketing Expenses	$3,428,423	$1,995,191	$1,433,232

Selling expenses increased by approximately $1,652 thousand for the first nine months of 2011, offset by a decrease of approximately $219 thousand in marketing expenses.  The most significant contributor to the increase in selling expenses is the increase in US sales commissions and salaries of $1,208 thousand, due entirely to the increase in revenues.  DBL contributed an additional $179 thousand increase, primarily due to higher sales commissions in the UK.  Approximately $254 thousand of the increase in selling expenses is attributed to our Asia-Pacific initiative.

The decrease in marketing expenses in the first nine months of 2011 when compared with the comparable 2010 period is due to the reduction in our marketing staff, which has been replaced by outside consultants, resulting in a net decrease of $148 thousand in labor costs.  Additionally, printing and mailing costs have declined while internet marketing has increased, resulting in a net decrease of $69 thousand.

General and Administrative Expenses

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
General and Administrative Expenses	$3,394,105	$2,892,285	$501,820

The primary contributors to the increase in general and administrative expenses are an increase in share-based compensation expense of $176 thousand relating to stock options, an increase of $235 thousand in employee compensation and benefits due to salary increases, an increase of $98 thousand in rent and office costs due to the expansion of our New York office space, an increase in UK and Singapore general and administrative expenses of $19 thousand, and an increase in travel expenses of $11 thousand, offset by a decrease in professional fees of $66 thousand.

Research and Development Expenses

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
Research and Development Expenses	$1,076,806	$664,551	$412,255

Our research and development is performed primarily by our New Zealand subsidiary.  The New Zealand expenses for the first nine months of 2011 in local currency increased by 44% over the comparable 2010 period due to increased staffing for new product development and support, including development of a Diligent Boardbooks app for the Apple iPad®.  The difference in the average US$/NZD exchange rates for the periods resulted in an additional increase when measured in US dollars, bringing the increase to 62%.

Depreciation and Amortization

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
Depreciation and Amortization	$366,738	$347,177	$19,561

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$1,200,000	$4,300,000	$(3,100,000)

The carrying value of the Note had been reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock, which is held as collateral for the Note.  The Company has recorded adjustments to the valuation allowance based on the remeasurement of the underlying collateral, including recoveries of $3.2 million in the first quarter of 2010 and $1.1 million in the third quarter of 2010.  At June 30, 2011, the Company determined that the value of the Note was no longer impaired and the remaining balance of the valuation allowance of $1.2 million was reversed and recorded as income.  Accordingly, at September 30, 2011, the Note is recorded at its full contractual value.

Interest Income, net

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
Interest Income, net	$134,404	$188,173	$(53,769)

Interest income, net, includes interest income on the Note Receivable from an affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing.  The decrease in interest income is attributable to a decrease in interest income from the Note Receivable after the prepayment and amendment of the Note in June 2010.  Although the interest rate on the Note increased from 5.0% to 6.5%, the principal balance decreased by approximately $4.1 million, resulting in less interest income from the Note Receivable overall.  This was offset slightly by an increase in interest from our interest-bearing cash balances.

Foreign Exchange Transaction Gain (Loss)

	Nine months ended September 30,
	2011	2010	Increase/(Decrease)
Foreign Exchange Gain (Loss)	$(32,652)	$(4,089)	$(28,563)

The parent Company maintains a portion of its cash balances in foreign currencies, primarily the NZD and GBP.  Additionally, the Company has receivable balances in foreign currencies, primarily GBP, Canadian dollars, and Euros. The foreign exchange transaction loss for the nine months ended September 30, 2011 is due to a strengthening of the US dollar against both NZD and GBP through September 30, 2011.

Liquidity and Capital Resources

Historically, as the Company grew its business and sustained negative cash flow, its primary source of liquidity had been the cash received from stock issuances, including $16.4 million obtained in December 2007 from the Company’s initial public offering and $2.9 million obtained from the issuance of Series A preferred stock in March 2009.  Additionally, in June 2010, the Company received a $1.0 million principal prepayment on the Note receivable from affiliate, and on October 20, 2010, the Company received $1.4 million in an offshore private placement of 3 million shares of newly issued common stock by First NZ Capital Securities Limited.

In the third and fourth quarters of 2010, for the first time since inception, the Company generated positive cash flows from operations of $0.2 million and $0.7 million, respectively, resulting in approximately $18 thousand net cash generated from operations for the full year.   The Company continued this trend in the first nine months of 2011, generating positive cash flows from operations of $2.3 million.

At September 30, 2011, the Company’s sources of liquidity consist of cash, cash equivalents and term deposits of approximately $4.7 million.  The Company’s current operating expenses and expected capital expenditures are predictable and adequate to support our budgeted growth.  The Company’s cash receipts from operations are expected to exceed expenses for 2011 and we anticipate that we will continue to be cash flow positive for the remainder of 2011.

  The Company is evaluating strategic growth opportunities that could change our current expense and capital forecasts, particularly in light of our expansion into the Asia-Pacific region.

In order to maximize returns on our excess cash and minimize credit and market risk, the Company has invested $2 million of its excess cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund.  An additional $1 million is invested in a money market fund of a major financial institution. The remainder of our cash is held in various financial institutions by the parent company and subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Nine months ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$2,294,365	$(671,268)
Investing activities	$(580,437)	$(146,465)
Financing activities	$(211,073)	$917,424

Net Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2011 was $2.3 million, compared with cash used of $671 thousand for the first nine months of 2010.  The Company has been reducing its cash burn rate from operations, primarily from increased revenues coupled with a leveling off of cash-based operating expenses (operating expenses less depreciation and share-based compensation).  By the end of 2010, the Company had achieved positive cash flow from operations for the full 12-month period, marking the first year since inception that the Company generated positive cash flow from operations.  The Company continued this trend by controlling expenses while significantly adding to our revenues.  During the quarter ended September 30, 2011 the Company generated net cash of $0.9 million, which includes $1.2 million net cash from operating activities.

Net Cash Flows from Investing Activities

Cash used in investing activities is comprised entirely of purchases of property and equipment, primarily computer equipment and software.

Net Cash Flows from Financing Activities

In the first nine months of 2011, cash used in financing activities included $159,338 of cash dividends paid on preferred stock and $64,175 in repayments of capital lease obligations.  In 2010, the dividends on the Company’s preferred stock were paid as PIK dividends, and accordingly there was no cash used for dividend payments.  In 2010, cash received from financing activities consists principally of $1.0 million received from a prepayment of the Note receivable from affiliate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  As of the end of the quarter ended September 30, 2011, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.  There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. [Reserved]

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Numbers	Exhibits

10.15	First Amendment to Credit Facility established by Spring Street Partners, L.P. as Lender in favor of Diligent Board Member Services, Inc. as Borrower

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: November 7, 2011	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2011	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)