Form 10-K
period 2011-12-31
Diligent Board Member Services, Inc.
filed 2012-03-26
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates as of the last business day of the registrant’s second fiscal quarter, computed by reference to the last sales price as reported by NZX on June 30, 2011 of NZD 1.06 (US$ 0.88) per share, was US$42.7 million.

The number of shares of the registrant’s common stock outstanding as of March 1, 2012 was 81,817,524.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)	Proxy Statement for the Annual Meeting to be held April 17, 2012, New Zealand Time.

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

AVAILABLE INFORMATION

We file reports, proxy statements, information statements and other information with the Securities and Exchange Commission. You may read and copy this information, for a copying fee, at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its public reference rooms. Our Securities and Exchange Commission filings are also available to the public from commercial document retrieval services, and at the web site maintained by the Securities and Exchange Commission at http://www.sec.gov. Our internet address is http://www.boardbooks.com. We make available through our web site, electronic copies of our annual reports on Form 10-K and quarterly reports on Form 10-Q. To receive paper copies of our SEC materials, please contact us by mail addressed to Robert E. Norton, Corporate Secretary, Diligent Board Member Services, Inc., 39 West 37 St. 8th Floor, New York, NY 10018, (212) 741-8181.

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

Diligent uses the Software-as-a-Service (“SaaS”) model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients’ data. Under this model, Diligent offers annual renewable subscriptions for customer access to its Boardbooks product which is hosted on Diligent’s secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

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

The first phase of our business focus was developing and testing the Boardbooks system, building a loyal core of blue chip customers to become champions of the product, and promoting product awareness through exposure in print media. During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities. By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Boardbooks product. We are now in the customer acquisition phase of our business and currently provide the Boardbooks service to over 1,025 companies and 27,500 users.

1 Diligent Boardbooks is a registered trademark of Diligent Board Member Services, Inc.

Development Timeline

The paragraphs below provide a general timeline of the development of the Diligent Boardbooks system:

•	Development and Testing (1998-2006). We began developing components of the Diligent Boardbooks system starting in 1998. In 2001, SunAmerica Funds requested a solution to automate the management of its board meeting papers. The development process took more than three years to create the first commercially viable version of Diligent Boardbooks. With SunAmerica Funds as an anchor client, we began marketing and selling subscriptions and establishing our own credentials. In many cases, the sales process took more than a year prior to clients having the comfort to move their board materials to our servers.

•	Roll-out (2007-2008). The roll-out of a sales force commenced in 2007 and by the end of the 3rd quarter our sales force had increased from 3 to 23 full time salespeople, which was subsequently reduced to 18 following performance evaluations. At the end of 2008, a general workforce reduction, due to a difficult worldwide economic climate, further reduced the sales force to 10.

•	Growth (2009-2011). Despite the global economic crisis and sales force reduction, the Company had exceptional years from 2009 through 2011. The fourth quarter of 2011 was the sixth consecutive record breaking quarter for new sales, with the addition of 203 new client agreements for our Boardbooks service and $6.0 million in annual recurring revenue. For the full year 2011, we added 570 new client agreements and $15.9 million in annual recurring revenue. Additionally, our revenues for 2011 increased 116% to $18.0 million.

New Zealand Offering

On December 12, 2007, we completed an offshore offering of 24,000,000 common shares to members of the public in conjunction with a listing of our stock on the New Zealand Stock Exchange. The net proceeds of the offering were approximately $16.4 million, which we used to: recruit additional staff to grow our business, including more sales people in North America, Europe and the Pacific Rim; invest in the operational infrastructure required to scale the business; provide working capital to sustain the operations of the business while we further built our revenue streams; and retire certain debt obligations incurred by SSH LLC in connection with the development of the Diligent Boardbooks business.

Our common stock is listed on the New Zealand Stock Exchange and trades under the symbol “DIL”.

Activities of Foreign Subsidiaries

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which primarily provides research and development services, as well as customer support for the Company. The Company has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which provides European sales and account management. The Company has a Singapore-based wholly-owned subsidiary, APAC Board Services PTE. Ltd. (“APAC”), which was formed on December 23, 2010 to provide Asia-Pacific sales and marketing services. At the end of 2011, the Company formed an Australian-based wholly-owned subsidiary, Diligent Board Services Australia PTY Ltd., which had no operations in 2011. Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

Market Opportunity

The online board portal industry remains in its early stages with market penetration still relatively low. Our client base was previously comprised of blue chip companies predominantly in the financial services sector.  These entities had previously been prime targets because their board materials are crucial to effectively managing the corporate governance process. Public recognition by prominent publications has helped us become a leader in the provision of online board portal software in this sector, and we believe a vast opportunity still remains in the global financial services sector.

In addition to the financial services sector, Diligent has successfully expanded into numerous other sectors as well, including energy, oil and gas, health care and universities. In spite of the financial stress in the key U.S. market, an impressive list of new clients has been added, including several international brand names. Further inroads have also been made into Canada, EMEA (Europe, Middle East and Africa) and the Asia Pacific region. Sales momentum in the U.K. in particular was gratifying as Diligent Boardbooks now serves 20% of the FTSE 100. To put our growth in international markets in perspective, Diligent’s new subscription agreements for the fourth quarter of 2011 outside the U.S. were higher than the overall total of new subscription agreements for all regions during the fourth quarter of 2010.

In 2011, Diligent achieved sales revenue of $18.0 million, a year-to-year increase of 116%. The Company’s ability to continue to significantly grow its recurring income each quarter confirms that its SaaS business model is strongly positioned for the future.

The drivers behind Diligent’s significant sales growth include:

•	Greater brand recognition of the Diligent Boardbooks product.

•	A highly skilled and focused sales force.

•	Faster sales turnaround driven by the increasing confidence in and acceptance of Diligent’s Boardbooks product.

•	The introduction of an Apple iPad compatible version of Diligent Boardbooks in September 2010, and the acceptance of Boardbooks for iPad 1.0 into the Apple App Store in early January 2011. The Apple iPad version of Diligent Boardbooks has since been upgraded to iPad 1.3 as of February 2012.

•	High customer confidence in, and satisfaction with, the product; supporting a trend where existing clients continue to upgrade services, add new users and provide new client referrals. In 2011, client upgrades added $2.2 million to annual recurring revenue; an increase of 231% over 2010.

•	Tremendous growth in international markets. Diligent’s new sales in international markets for the fourth quarter of 2011 were $1.83 million. This is higher than the total of new sales for all regions during the fourth quarter in 2010, which were $1.56 million.

Also, an important factor to note is that this growth has been achieved even though the number of trained sales staff has remained relatively consistent from 2009 through 2011.

Most importantly, Diligent has not sacrificed profitability for growth. The Company achieved operating profitability in 2011 for the first time in its history. Management expects Diligent’s operating margins and cash position to continue to improve.

Our Product Strengths

Established Brand. We compete against several companies within the board portal industry. Notably however, we began development in early 2001 ahead of many of our competitors. As a result, we believe our brand is more established in the marketplace.

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

We are SAS 70 – Series II Audited (Statement on Auditing Standards – Service Organizations). This means our client base can be assured that their most intimate corporate information is secure.

Global Support. We serve the highest level officers of some of the largest companies in the world. To assist with completely meeting the expectations of these directors and their key employees, we have staff and contractors in four countries. Our support team is trained to work with its high-level clients to solve any problem a user might encounter. This high level of support is a core competency that has helped to ensure successful implementation and retention of over 1,025 companies and over 27,500 users to date, while keeping client attrition rates to less than five percent per year.

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

Business Model

We use the SaaS model to distribute our Diligent Boardbooks software to the market and maintain the security and integrity of our clients’ data. Under this model, we grant customer access to our Diligent Boardbooks product, which is hosted on our secure servers, and offer a complete suite of related services including training, support, data migration and data security/backup.

The SaaS model is characterized by a company providing on-demand access to its complex software through a web-based interface in return for subscription-based revenue. The SaaS industry has undergone significant growth over the past five years, spurred on by several factors:

•	SaaS providers can cost-effectively share one application across hundreds or thousands of companies;

•	Clients can accelerate the deployment process and eliminate additional infrastructure costs;

•	A continuing decline in the cost of bandwidth has meant web-based solutions have become more viable;

•	Lower cost of implementation. Clients do not pay large sums for a product with a long development and implementation timeframe with no guarantee of success. Instead, clients that pay a nominal set-up and/or training fee (installation fee), and a recurring subscription fee, can begin to use the fully developed service immediately and retain the ability to cancel the service, if unsatisfied;

•	The success of on-demand services in the consumer market (e.g., Google, iTunes and YouTube) have made accessing content and services commonplace in professionals’ personal lives. Professionals are now demanding similar features in business software; and

•	The success of early leaders such as salesforce.com has demonstrated the viability and value proposition of the SaaS model.

Central characteristics of implementing the SaaS model include the:

•	Ability to obtain rapid growth in market share and revenue over a sustained period of time;

•	Highly scalable operations that can support sales growth with much lower increases in operating costs;

•	Significant up-front investment in sales and marketing in order to maximize the market penetration; and

•	Negative earnings over the expansion period offset by equity capital.

Marketing; Growth Strategy

We believe building a successful sales and marketing team to present to and serve the boards of the world’s major corporations is a significant undertaking. Staff must have a deep understanding of corporate governance issues while also being able to interact credibly with the board members and senior executives of major U.S. and international corporations.

The roll-out of our sales force commenced in 2007. By the beginning of the 4th quarter 2008, our sales force had increased to 23 full-time salespeople and then was subsequently reduced to 18. In November 2008, after consideration of the then current market environment and economic conditions, and the concern about the Company’s ability to raise additional growth financing on historically favorable terms, management decided to implement a cost reduction program that reduced staff by 13 people, including 8 in sales and 2 in marketing, leaving a total of 10 active in sales. Although this was a dramatic cut in sales force, the Company retained its most effective salespeople and continued the pattern of growth necessary to maintain its market position. We currently have 11 fully trained sales people and we continue on an ongoing basis to evaluate the performance of our sales team and make adjustments as prudent and/or necessary.

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

Clients have no rights, other than the right to access the application source code, and generally have no visibility of the source code. We make occasional exceptions to allow clients to perform due diligence security audits, which are protected by non-disclosure/non-use agreements. Client rights to the application are defined and protected by the client service agreement with us.

Customers and Certain Contracts

Diligent Boardbooks is used by large and small corporations and institutions around the globe, across multiple industry sectors. While confidentiality arrangements limit Diligent from disclosing its client base, clients who have permitted disclosure include SunAmerica Funds, New York Life Investment Management, AOL, Kraft Foods, Kellogg, General Mills, MasterCard and the New York Times. We have implemented the Diligent Boardbooks system for over 1,025 companies and over 27,500 users, including over 160 Fortune 1000 companies and 20% of the FTSE 100 companies in the U.K.

Research and Development

Our research and development efforts are now focused on improving and enhancing our Diligent Boardbooks system.

Competition

We are subject to significant competition that could increase the price pressure on our service, and impact our ability to gain market share and win business. We face strong competition from a wide variety of firms, both large and small. Some of our primary direct competitors are the following:

•	Thomson Reuters, headquartered in New York, which provides a board portal service through a product called Thomson BoardLink;

•	BoardVantage, Inc., located in California, which provides a product called BoardVantage Board Portal;
•	Directors Desk, located in New York and Washington, which provides a product called Directors Desk; and
•	ICSA Software International, headquartered in the United Kingdom, which provides a product called Blueprint BoardPad 2.

We believe the principal factors that generally determine a company’s competitive advantage in the market in which Diligent Boardbooks competes are:

•	software development capabilities;
•	functionality and reliability of products and services;
•	competitive sales and marketing capabilities;
•	high quality support services;
•	proven testing record of software products and services; and
•	market share.

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

Employees

As of March 1, 2012, we had approximately 100 full-time employees. Of these, the majority are located in our New York offices. The remaining employees are located predominantly in our Christchurch, New Zealand office, which provides software and help desk support for several large corporations, as well as providing the software development of the Diligent Boardbooks product. We also have small sales offices in London, Singapore and Hong Kong, and an administrative office in Wayne, New Jersey.

ITEM 1A. RISK FACTORS

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our headquarters are located at 39 West 37 St., New York, NY 10018, where our primary executive, sales and administrative offices are located. We also have an ancillary administrative office located at 155 Willowbrook Boulevard, Suite 410, Wayne, NJ 07470. We have sales offices in Canada, England, Singapore, and Hong Kong. We also have an office at 49 Carlyle Street, Christchurch, New Zealand, where our software development takes place. We lease all of these properties and do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. We intend to open additional sales offices as our geographic sales footprint warrants.

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

The following table shows the high and low closing sales prices for our common stock in New Zealand dollars.

	Closing Price of Common Stock (NZD)
Period	High	Low
2010 – 1st Quarter	.52	.25
2010 – 2nd Quarter	.70	.46
2010 – 3rd Quarter	.68	.56
2010 – 4th Quarter	.69	.57
2011 – 1st Quarter	.86	.64
2011 – 2nd Quarter	1.26	.78
2011 – 3rd Quarter	1.37	1.02
2011 – 4th Quarter	1.96	1.22

Holders

As of March 1, 2012 there are 944 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock within the past two fiscal years or during the current fiscal year.

Equity Compensation Plan Information

As of December 31, 2011, no shares of common stock are issuable by us upon the exercise of options, warrants and rights under any equity compensation plan, except as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	8,822,001	.4277	1,441,664

Recent Sales of Unregistered Securities

The following is a summary of transactions by our company within the past three years involving sales of its securities that were not registered under the Securities Act of 1933 (or “Securities Act”).

On March 11, 2009, we issued 30,000,000 shares of newly created Series A Preferred Stock to Spring Street Partners, L.P. and Carroll Capital Holdings, LLC for US$0.10 per share. The Series A Preferred Stock was issued pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 (based on the issuance not involving any public offering and the shares being issued solely to accredited investors). The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc). The dividend is payable on the first business day of each calendar year for the prior year and may be paid either in cash or in kind (at Diligent’s option) by the issuance of additional Preferred Shares (PIK Shares), to be issued at the same issue price of US$0.10 per share. The 11% annual dividend on the Preferred Shares will rank ahead of the declaration or payment of any dividends on Diligent’s common stock (ordinary shares). In addition to the 11% preferred dividend, the holders of the Preferred Shares will also be entitled to participate pro rata in any dividend paid on Diligent’s common stock. The Preferred Shares will be convertible at any time, at the option of the holders, into Diligent common stock on a one-for-one basis. For the year 2009, the Board of Directors of the Company approved the issuance of PIK shares in lieu of cash, which dividend was effective January 4, 2010. Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK Shares on January 4, 2010. During 2010, the Company anticipated that a cash dividend would be paid on the Series A Preferred Stock and accrued $359,338 for such dividend. In January 2011, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to $200,000 of the dividend due on January 1, 2011, and directed the Company to retain those funds to support future growth. In December 2011, Spring Street Partners, L.P., waived its right to $239,557 of the dividend due on January 1, 2012. The founder and managing partner of Spring Street Partners, L.P. is also the chairman of the board of directors of the Company.

On October 19, 2010, we completed an offshore private placement for 3,000,000 shares of newly issued common stock by First NZ Capital Securities Limited at NZ$0.62 (US$0.47) per share, for total proceeds of NZ$1,824,000 (US$1,380,950), net of expenses. The private placement was conducted in reliance upon Regulation S promulgated under the Securities Act of 1933.

Issuer Purchases of Equity Securities

In the three months ended December 31, 2011, the Company repurchased shares of its common stock, as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2011	225,000	NZD1.45	—	—
November 1 – November 31, 2011	—	—	—	—
December 1 – December 31, 2011	—	—	—	—
Total	225,000		—	—

(1)The Company purchased 225,000 shares of its stock from a shareholder for NZD1.45 (US$1.19) per share, which was the market price at date of purchase. The shares were subsequently cancelled.

On January 4, 2012, the Company received 133,811 shares of its common stock from Services Share Holding, LLC, in satisfaction of the interest due on the Note receivable from affiliate on January 1, 2012 of $199,652. The shares were recorded at $1.492 per share, which was the market value on the last trading day prior to the transaction. The shares were subsequently cancelled.

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

Overview

The Company develops and makes available an online software application called Diligent Boardbooks, a web-based portal that board members, management and administrative staff use to compile, update, review and archive board materials before, during and after board meetings. The Company provides clients with subscription-based access to its software and also provides associated services including securely hosting the clients’ data and customer service and support for the application.

The Company uses the Software-as-a-Service (“SaaS”) model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients’ data. Under this model, the Company offers annual renewable subscriptions for customer access to its Boardbooks product which is hosted on the Company’s secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

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

We began developing components of the Diligent Boardbooks system starting in 1998, culminating in the roll-out of an international sales force in 2007.

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

Today, we are pleased to report that Diligent has continued its exceptional growth with another record-breaking quarterly revenue result. Diligent recorded quarterly revenue of $6.5 million for the fourth quarter of 2011, which brings full year 2011 revenue to $18.0 million, more than double the 2010 revenue ($8.3 million). Diligent records its revenue from subscription-based sales and installation fees ratably over the contract period. For the fourth quarter of 2011, Diligent signed new contracts with annual recurring revenue of $6.0 million, which is $1.0 million higher than in the third quarter of 2011 and a 287% increase over the fourth quarter of 2010. New contracts for 2011, with annual recurring revenue of $15.9 million, are more than four times the value of new contracts in 2010 ($3.7 million). This remarkable growth is evidence of a dramatically heightened demand for the Diligent Boardbooks product.

The Company now serves over 1,025 public and private companies with over 1,500 boards and 27,500 users in the U.S., Canada, EMEA (Europe, Middle East and Africa) and the Asia Pacific region. During the fourth quarter of 2011, Diligent signed a total of 203 net new client agreements versus 59 in the same quarter last year—an increase of 244%. Included among the new clients are 53 NYSE and 23 NASDAQ companies. Diligent now services 163 Fortune 1000 companies, of which 29 were added in the fourth quarter.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferral of costs, the net realizable value of assets, software development costs, the impairment of long-lived assets and note receivable, income taxes and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe the following critical accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment.

Revenues and Accounts Receivable

We derive our revenues from set-up and training fees (“installation fees”) of the Boardbooks system and subscription fees for the ongoing use of our Diligent Boardbooks software. We have no other significant sources of revenues at this time.

The Company recognizes revenue when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Revenue from the Boardbooks service agreements is recorded ratably over the contract period, which is generally twelve months. Subscription fees paid in advance are recorded as deferred revenue until recognized. The Company also earns fees for set-up and training (“installation fees”) of the Boardbooks system. Installation fees are recorded ratably over the contract period.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists of direct expenses related to account management, customer support and IT services. We do not allocate indirect overhead to cost of revenues.

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

Software development costs are expensed as they are incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, the Company has not capitalized any development costs. Costs incurred to enhance products after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of income.

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

Interest Income (Expense), net

Interest income is derived from interest bearing deposits held by U.S., U.K. and New Zealand banks, together with investment income from a loan receivable due from a related party, SSH LLC.

Foreign Exchange

As a worldwide company, certain of Diligent’s revenues and expenses are denominated in foreign currencies, which are recorded at the approximate rates of exchange in effect at the transaction dates. Assets and liabilities are translated at the exchange rates in effect at the balance sheet dates, with differences recorded as foreign exchange gains or losses in the statements of income. Additionally, the Company has cash balances maintained in New Zealand Dollars (NZD) and British Pound Sterling (GBP).

The Company’s wholly-owned subsidiaries, DBL, DBMS NZ and APAC, utilize the GBP, NZD, and Singapore Dollar (SGD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income.

From time to time, the Company uses foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company uses these instruments as economic hedges and not for speculative or trading purposes. The fair value of the foreign currency contracts represents the amount we would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss.

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

A valuation allowance is recorded if it is considered more likely than not that some or all of a deferred tax asset may not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. At December 31, 2011, the Company released a portion of the valuation allowance previously provided on all net U.S. deferred tax assets, based upon the future taxable income expected to be generated from existing contracts. The Company will continue to evaluate the expected realizability of its deferred tax assets each quarter, and will recognize the tax benefit of its net operating loss carryforwards only to the extent that the Company has contracts or firm commitments which are expected to produce sufficient taxable income, or until such point as the Company has sustained positive operating results.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s federal, state and foreign income tax returns for the 2007 through 2011 tax years are open for examination by the respective taxing jurisdictions.

Note receivable from affiliate

The Note receivable from affiliate (the “Note”) represents amounts due from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity), under a Promissory Note and Security Agreement dated October 1, 2007, as amended by the Prepayment and Amendment Agreement entered into in February 2010 and approved by the Company’s stockholders in June 2010.

The Note has a principal balance of $3,071,563, and matures on October 1, 2012. It bears interest at 6.5%, payable annually on January 1 of each year. At December 31, 2011, the Note is secured by 4,930,597 shares of Diligent common stock held by SSH LLC and pledged as collateral.

Prior to the 2010 prepayment and amendment, the principal balance of the Note was $7,161,791, which was reduced by a valuation allowance of $5,500,000. The Note was originally secured by 25,000,000 shares of the Company’s stock which was pledged as collateral by members of SSH LLC. A portion of the pledged shares were subsequently sold by SSH LLC in order to obtain funds for interest due on the Note. Additionally, the 2010 prepayment and amendment provided for the surrender of 11,650,000 pledged shares to the Company as consideration for the prepayment of an additional $3,075,676 of principal.

The Note is collateral dependent, as SSH LLC’s primary means of repayment is through liquidation of the underlying collateral. In the absence of an active market for the Company’s common stock, or other observable inputs for similar instruments, the Company originally based its valuation of the underlying collateral on the value of the March 2009 issuance of Series A Preferred Stock, adjusted using an assumed discount rate of 20%, which was management’s estimate of the fair value of the preferred features of the Series A Preferred Stock. In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note was to mature. During the years ended December 31, 2011 and 2010, the Company recorded recoveries in the value of the Note of $1,200,000 and $4,300,000, respectively, reducing the valuation allowance to zero at December 31, 2011. The recoveries were based on the re-measurement of the value the stock pledged as collateral for the Note to reflect prices obtained in public and private sales of blocks of Diligent stock, and management’s determination that the enterprise value of the Company has increased significantly due to improvement in operating margins and cash flows.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements at Item 8 of this Form 10-K.

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenues

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Revenues	$17,966,114	$8,300,958	$9,665,156

The growth in total revenues of 116% for the twelve months ended December 31, 2011 is a result of the significant increase in subscription agreements. The Company has continued to add subscription agreements each quarter since inception. At December 31, 2011, the cumulative subscription agreements were 1,026, compared with 456 at December 31, 2010. A net of 570 new subscriptions were added during 2011, compared with 172 in 2010, an increase of 231%. A key driver of our sales growth was the development of a Boardbooks app for the Apple iPad®, and the increasing use of the iPad by executives around the world. Additionally, net upgrades from existing customers in 2011 grew 231% over 2010.

Revenue is recorded ratably over the contract period, which is generally twelve months. The unearned portion of existing contracts for services to be provided is recorded as deferred revenue. Accordingly, the full impact of the growth in subscription agreements during the year will be recognized over the remaining twelve months. This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost. All of the deferred revenue of $8.5 million recorded on the balance sheet at December 31, 2011 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Cost of Revenues	$5,029,894	$2,774,217	$2,255,677

Cost of revenues is comprised of account management, customer support and IT services. The Company increased headcount in account management and customer support in order to service our larger client base, resulting in an increase in U.S. employee costs of approximately $1.6 million for the year ended December 31, 2011, as compared to 2010. Cost of revenues for our U.K. subsidiary increased by approximately $0.4 million, consisting principally of employee costs to service our expanded European client base. Hosting costs increased by approximately $0.1 million, and other expenses, including office costs, printing, travel and recruitment fees, also increased as a direct result of the increase in headcount.

Cost of revenues as a percentage of revenues was 28.0% for 2011, compared with 33.4% for 2010, as a result of the greater economies that we have achieved as our client base increased.

Selling and Marketing Expenses

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Selling and Marketing Expenses	$5,203,245	$2,658,301	$2,544,944

Selling expenses increased by approximately $2.6 million in 2011, offset by a decrease of approximately $0.1 million in marketing expenses. The increase in selling expenses consists almost entirely of increases in commissions and salaries of $2.5 million, including $1.9 million in the U.S. and $0.6 million in our foreign operations. The decrease in marketing expenses of $0.1 million is primarily due to the reduction in our marketing staff.

General and Administrative Expenses

	Year ended December 31,
	2011	2010	Increase/(Decrease)
General & Administrative Expenses	$4,692,722	$3,847,156	$845,566

The primary contributors to the increase in general and administrative expenses are an increase in share-based compensation expense of $0.3 million relating to stock options, an increase of $0.2 million in employee compensation and benefits due to salary increases, and an increase of $0.2 million in rent and office costs due to the expansion of our New York office space, offset by a decrease in professional fees of $0.1 million.

General and administrative expenses of our foreign subsidiaries increased by approximately $0.1 million due to expansion of our foreign operations.

Research and Development Expenses

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Research and Development Expenses	$1,533,494	$963,916	$569,578

Our research and development is performed primarily by our New Zealand subsidiary. DBMS NZ accounted for $0.5 million of the increase over 2010, due to increased staffing for new product development and support, including development of a Diligent Boardbooks app for the Apple iPad®. In local currency, DBMS NZ expenses increased by 48%; however, the difference in the average US$/NZD exchange rates for the periods resulted in an additional increase when translated into U.S. dollars. Additional staffing in the U.S. accounted for the remainder of the increase.

Depreciation and Amortization

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Depreciation and Amortization	$592,426	$472,593	$119,833

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$1,200,000	$4,300,000	$(3,100,000)

The carrying value of the Note had been reduced by a valuation allowance to reflect the estimated fair value of the Company’s common stock, which is held as collateral for the Note. The Company has recorded adjustments to the valuation allowance based on the remeasurement of the underlying collateral, including recoveries of $3.2 million in the first quarter of 2010 and $1.1 million in the third quarter of 2010. At June 30, 2011, the Company determined that the value of the Note was no longer impaired and the remaining balance of the valuation allowance of $1.2 million was reversed and recorded as income. Accordingly, at December 31, 2011, the Note is recorded at its full contractual value.

Interest Income, net

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Interest Income, net	$181,349	$233,388	$(52,039)

Interest income, net, consists primarily of interest income on the Note Receivable from our affiliate, as well as interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing. Interest income decreased by approximately $70 thousand, primarily due to the reduction in the principal balance on the Note as part of the prepayment and amendment in June 2010. This is offset by a decrease in interest expense of approximately $20,000 due to the expiration of several capital leases during 2011.

Foreign Exchange Transaction Loss

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Foreign Exchange Transaction Loss	$(95,318)	$(13,000)	$(82,318)

The Company’s U.S. and U.K. operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, primarily the Canadian Dollar and the Euro, and the U.S. parent Company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent Company maintains a portion of its cash balances in foreign currencies, primarily the NZD and GBP. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. In 2011, the U.S. dollar strengthened against both the NZD and GBP, while in 2010 the U.S. dollar recovered against the GBP and experienced just a slight weakening against the NZD.

Income Tax (Benefit) Expense

	Year ended December 31,
	2011	2010	Increase/(Decrease)
Income Tax (Benefit) Expense	$(1,102,019)	$24,219	$(1,126,238)

The income tax benefit in 2011 includes a U.S. tax benefit of $1,145,091 offset by New Zealand tax expense of $43,072. The U.S. tax benefit consists of $1,154,008 tax benefit from the partial release of the valuation allowance on deferred tax assets, offset by a provision of $8,917 for alternative minimum taxes. The 2010 income tax expense consists entirely of the New Zealand tax provision.

At December 31, 2011, management concluded that it is more likely than not that a portion of our net deferred tax assets would be realized through future taxable income, and released a portion of the valuation allowance which had been provided on the Company’s deferred tax assets. Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance against all its U.S. net deferred tax assets as of December 31, 2010. The release of a portion of the valuation allowance was based upon the future taxable income expected to be generated from existing contracts only. The Company will continue to evaluate the expected realizability of its deferred tax assets each quarter, and will recognize the tax benefit of its net operating loss carryforwards only to the extent that the Company has contracts or firm commitments which are expected to produce sufficient taxable income, or until such point as the Company has sustained positive operating results.

Liquidity and Capital Resources

At December 31, 2011, the Company’s sources of liquidity consist of cash and term deposits of approximately $9.0 million. The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P. This line of credit offers the Company additional cash flow support, if needed. Through December 31, 2011, the Company has had no borrowings under this credit facility.

Historically, the Company’s primary sources of liquidity had been the cash received from stock issuances. Through the second quarter of 2010, our cash flow from operations was negative and we relied on capital raises to sustain and grow our business. By the third quarter of 2010, the Company began generating positive cash flows from operations, resulting in overall positive cash flow from operations for the full year of approximately $18 thousand. This marked the first year since inception of the Company that Diligent achieved positive cash flow from operations. The Company continued this trend in 2011, generating positive cash flows from operations each quarter for a total of $6.9 million for the year. While we have continued to invest in property and equipment needed to support our product and our growing client base, our cash receipts in 2011 exceeded the increases in our cash operating expenses and capital expenditures. We have no debt and thus far our financing costs have consisted principally of the dividend on our preferred stock and repayments of our capital lease obligations. We anticipate that this trend will continue through the foreseeable future, with increased cash growth expected from operations in 2012. Additionally, in October 2012, the Note receivable from our predecessor entity will mature, resulting in additional cash inflow of $3.1 million.

The Company is evaluating strategic growth opportunities that could change our current expense and capital forecasts, particularly in light of our expansion into the Asia-Pacific region.

In order to minimize credit and market risk, the Company has invested $5 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Year ended December 31,
	2011	2010
Cash provided by (used in):
Operating activities	$6,939,638	$17,843
Investing activities	$(662,813)	$(257,339)
Financing activities	$(554,482)	$2,324,749

Net Cash Flows from Operating Activities

Cash provided by operating activities was $6,939,638 for the year ended December 31, 2011, compared with $17,843 for 2010. This was achieved through increased revenues year over year of 116% while cash-based operating expenses increased by only 61%. Additionally, deferred revenue increased $5.6 million, to $8.5 million at December 31, 2011 from $2.8 million at December 31, 2010.

Net Cash Flows from Investing Activities

Cash used in investing activities is comprised primarily of purchases of property and equipment, which increased to $662,813 in 2011 from $232,339 in 2010. Property and equipment additions each year are due to the necessary expansion in order to accommodate our growing customer base.

In 2010, the Company invested an additional $25,000 in a New Zealand term deposit.

Net Cash Flows from Financing Activities

For the year ended December 31, 2011, cash used in financing activities was $554,482. This included $0.3 million for the repurchase of common stock, $0.2 million for cash dividends paid on preferred stock and $0.1 million for repayment of capital lease obligations. In 2010, cash provided by financing activities was $2,324,749, consisting principally of approximately $1.0 million received from a prepayment of the Note receivable from affiliate and $1.4 million received from the issuance of common stock in a private placement in the fourth quarter of 2010.

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

21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Diligent Board Member Services, Inc.

We have audited the accompanying consolidated balance sheets of Diligent Board Member Services, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and comprehensive loss, and cash flows for each of the years ended December 31, 2011 and 2010. Diligent Board Member Services, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diligent Board Member Services, Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York

March 26, 2012

Diligent Board Member Services, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8,930,695	$3,212,449
Term deposit	97,188	97,300
Accounts receivable	1,956,527	494,048
Prepaid expenses and other current assets	764,518	306,046
Deferred tax assets, net of valuation allowance	300,840	17,865
Note receivable from affiliate, net of valuation allowance - current portion	3,071,563	—
Total current assets	15,121,331	4,127,708

Property and equipment, net	2,088,495	1,082,104
Deferred tax assets, net of valuation allowance	882,600	—
Intangible assets, net	362,170	—
Note receivable from affiliate, net of valuation allowance - non-current portion	—	1,875,685
Restricted cash - security deposits	97,885	226,617

Total assets	$18,552,481	$7,312,114

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$857,883	$84,388
Accrued expenses and other liabilities	1,436,824	915,431
Deferred revenue	8,495,661	2,849,225
Current portion of obligations under capital leases	99,250	86,230
Total current liabilities	10,889,618	3,935,274

Non-current liabilities:
Obligations under capital leases, less current portion	70,009	60,861
Other non-current liabilities	268,842	50,255
Total non-current liabilities	338,851	111,116

Total liabilities	11,228,469	4,046,390

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 shares issued and outstanding (liquidation value $5,019,849 and $5,259,406 at December 31, 2011 and 2010, respectively)	3,204,993	3,177,291

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 81,861,335 and 81,968,001 shares issued and outstanding	81,861	81,968
Additional paid-in capital	23,837,196	23,107,919
Accumulated deficit	(19,797,321)	(23,099,704)
Accumulated other comprehensive loss	(2,717)	(1,750)
Total stockholders' equity	4,119,019	88,433
Total liabilities, redeemable preferred stock and stockholders' equity	$18,552,481	$7,312,114

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Income

	Year	Year
	ended	ended
	December 31,	December 31,
	2011	2010
Revenues	$17,966,114	$8,300,958
Cost of revenues	5,029,894	2,774,217
Gross profit	12,936,220	5,526,741

Operating expenses:
Selling and marketing expenses	5,203,245	2,658,301
General and administrative expenses	4,692,722	3,847,156
Research and development expenses	1,533,494	963,916
Depreciation and amortization	592,426	472,593
Total operating expenses	12,021,887	7,941,966

Operating income (loss)	914,333	(2,415,225)

Other income (expenses):
Impairment recovery on note receivable from affiliate	1,200,000	4,300,000
Interest income, net	181,349	233,388
Foreign exchange transaction loss	(95,318)	(13,000)
Total other income, net	1,286,031	4,520,388

Income before provision for income taxes	2,200,364	2,105,163

Income tax (benefit) expense	(1,102,019)	24,219

Net income	$3,302,383	$2,080,944

Net income per share:
Basic	$0.04	$0.02
Diluted	$0.03	$0.02
Weighted average shares outstanding:
Basic	81,965,079	84,487,207
Diluted	117,168,176	119,388,351

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

and Comprehensive Loss

					Accumulated	Total
		Common	Additional		Other	Stockholders'
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Equity
	Shares	$.001 Par Value	Capital	Deficit	Loss	(Deficiency)

Balance at January 1, 2010	90,440,000	$90,440	$24,532,622	$(25,180,648)	$(8,523)	$(566,109)
Net income	—	—	—	2,080,944	—	2,080,944
Foreign exchange translation adjustment	—	—	—	—	6,773	6,773
Total comprehensive income	—	—	—	—	—	2,087,717
Share-based compensation, net of forfeitures	—	—	601,541	—	—	601,541
Cancellation of common stock	(11,650,000)	(11,650)	(3,064,026)	—	—	(3,075,676)
Issuance of shares in private placement	3,000,000	3,000	1,395,096	—	—	1,398,096
Exercise of stock options	178,001	178	29,464	—	—	29,642
Amortization of preferred stock offering costs	—	—	(27,440)	—	—	(27,440)
Preferred stock dividend	—	—	(359,338)	—	—	(359,338)

Balance at December 31, 2010	81,968,001	$81,968	$23,107,919	$(23,099,704)	$(1,750)	$88,433
Net income	—	—	—	3,302,383	—	3,302,383
Foreign exchange translation adjustment	—	—	—	—	(967)	(967)
Total comprehensive income	—	—	—	—	—	3,301,416
Capital contributions	—	—	439,557	—	—	439,557
Share-based compensation	—	—	907,543	—	—	907,543
Repurchase and cancellation of common stock	(225,000)	(225)	(250,107)	—	—	(250,332)
Exercise of stock options	118,334	118	19,324	—	—	19,442
Amortization of preferred stock offering costs	—	—	(27,702)	—	—	(27,702)
Preferred stock dividend	—	—	(359,338)	—	—	(359,338)
Balance at December 31, 2011	81,861,335	$81,861	$23,837,196	$(19,797,321)	$(2,717)	$4,119,019

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Cash Flows

	Year	Year
	ended	ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,302,383	$2,080,944
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment recovery on note receivable from affiliate	(1,200,000)	(4,300,000)
Partial release of valuation allowance on deferred tax assets	(1,154,008)	-
Depreciation and amortization	592,426	472,593
Share-based compensation	907,543	601,541
Other non-cash	1,285	6,003
Changes in operating assets and liabilities:
Accounts receivable	(1,462,479)	(190,717)
Prepaid expenses and other current assets	(470,037)	(140,543)
Restricted cash - security deposits	128,732	(4,731)
Accounts payable and accrued expenses	647,357	242,641
Deferred revenue	5,646,436	1,255,874
Payables to affiliates	-	(5,762)
Net cash provided by operating activities	6,939,638	17,843
Cash flows from investing activities:
Additional investment in term deposit	-	(25,000)
Purchase of property and equipment	(662,813)	(232,339)
Net cash used in investing activities	(662,813)	(257,339)
Cash flows from financing activities:
Cash received from partial prepayment of note receivable from affiliate	4,122	1,010,430
Proceeds from issuance of common stock through private placement	-	1,398,096
Payment of preferred stock dividend, net of capital contribution in lieu of dividend	(159,338)	-
Repurchase of common stock	(250,332)	-
Proceeds from exercise of stock options	19,442	29,642
Repayments of obligations under capital leases	(95,942)	(113,419)
Payments of obligations under software licensing agreements	(72,434)	-
Net cash (used in) provided by financing activities	(554,482)	2,324,749
Effect of exchange rates on cash and cash equivalents	(4,097)	(2,395)
Net increase in cash and cash equivalents	5,718,246	2,082,858
Cash and cash equivalents at beginning of year	3,212,449	1,129,591
Cash and cash equivalents at end of year	$8,930,695	$3,212,449

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$27,333	$47,155
Income taxes	$51,355	$17,222

Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$439,557	$-
Accrual of preferred stock dividend	$119,781	$359,338
Property and equipment acquired under capital leases	$118,111	$-
Acquisition of software licenses under long-term payment contracts	$434,604	$-
Property and equipment acquired with accounts payable	$742,218	$-
Prepayment of principal on note receivable from affiliate in exchange for 11,650,000 shares	$-	$3,075,676

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

1)	Organization and nature of the business

Diligent Board Member Services, Inc. (“Diligent” or the “Company”) is a global leader in web-based portals for Boards of Directors. The Company develops and sells an online software application called Diligent Boardbooks, a web-based portal that board members, management and administrative staff use to compile, update, review and archive board materials before, during and after board meetings. Diligent provides clients with subscription-based access to the software and also provides associated services including securely hosting the clients’ data and customer service and support for the application.

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZSX”). On December 12, 2007, the Company completed its initial public offering on the NZSX. The Company’s corporate headquarters are located in New York and Christchurch, New Zealand.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company. The Company has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which provides European sales and marketing services. The Company has a Singapore-based wholly-owned subsidiary, APAC Board Services PTE. Ltd. (“APAC”), which was formed on December 23, 2010 to provide Asia-Pacific sales and marketing services. At the end of 2011, the Company formed an Australian-based wholly-owned subsidiary, Diligent Board Services Australia PTY Ltd., which had no operations in 2011. Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in U.S. dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

2)	Significant accounting policies

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

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 31, 2011, cash equivalents include investments in U.S. treasury bills of $1,999,919, U.S. treasury money market funds of $3,000,046 and other money market funds of $2,750, which are carried at cost which approximates fair value. At December 31, 2010, cash equivalents consist of investments in money market funds of $2,277.

Term deposits – Term deposits are short-term investments with banks, with maturities greater than three months at inception.

Accounts receivable – Accounts receivable are recorded at estimated net realizable value. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information. An allowance for doubtful accounts is provided for accounts receivable which management determines will not be collectable in full. At December 31, 2011 and 2010, management deemed all accounts receivable to be collectable and accordingly, the allowance for doubtful accounts was $0.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

Other assets – intangible assets – Other assets consist of software license fees which are capitalized and amortized over the estimated useful life of three years.

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

Revenue recognition – The Company recognizes revenue when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Revenue from the Boardbooks service agreements is recorded ratably over the contract period, which is generally twelve months. Subscription fees paid in advance are recorded as deferred revenue until earned. The Company also earns fees for set-up and training (“installation fees”) of the Boardbooks system. Installation fees are recorded ratably over the contract period.

Advertising Expenses – Advertising is expensed as incurred. Advertising expense was $350,287 and $320,822 for the years ended December 31, 2011 and 2010, respectively.

Research and development – Software development costs are expensed as they are incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, the Company has not capitalized any development costs. Costs incurred to enhance products after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our consolidated statements of income.

Operating leases – The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Income taxes – Diligent files U.S. federal and state income tax returns. Foreign operations file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is recorded if it is considered more likely than not that some or all of a deferred tax asset may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign exchange – The Company’s wholly-owned subsidiaries, DBL, DBMS NZ and APAC, utilize the British Pound Sterling, New Zealand Dollar (NZD) and Singapore Dollar, respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss.

Transactions in foreign currencies are reported at the approximate rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

From time to time, the Company uses foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company uses these instruments as economic hedges and not for speculative or trading purposes. The fair value of the foreign currency contracts represents the amount we would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss.

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

Fair value of financial instruments – The fair value of our cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements. The note receivable from affiliate is recorded at estimated net realizable value, adjusted for any valuation allowance for amounts considered uncollectable. The valuation allowance is reviewed for adjustment each reporting period. See Note 7.

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

Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive. Stock options and convertible preferred stock are included as potential dilutive securities for the applicable periods.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

The components of the calculation of basic and diluted net income per common share are as follows:

	Year ended December 31,
	2011	2010
Numerator:
Net income	$3,302,383	$2,080,944
Preferred stock dividends	(359,338)	(359,338)
Basic net income available to common shareholders	$2,943,045	$1,721,606
Diluted net income available to common shareholders	$3,302,383	$2,080,944
Denominator:
Basic weighted average shares outstanding	81,965,079	84,487,207
Dilutive effect of stock options	2,535,974	2,234,021
Dilutive effect of convertible preferred stock	32,667,123	32,667,123
Diluted weighted average shares outstanding	117,168,176	119,388,351
Basic earnings per share	$0.04	$0.02
Diluted earnings per share	$0.03	$0.02

Recent accounting pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance related to fair value measurements, which clarifies the application of existing fair value measurement and expands the existing disclosure requirements. This guidance is effective in the first quarter of 2012. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

At December 31, 2011, the Company has a term deposit with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZD 125,000 (US$97,188 at December 31, 2011) bears interest at 4.00% and matures in March 2012.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

At December 31, 2010, the Company had a term deposit with a New Zealand bank with a term of 98 days. The term deposit in the amount of NZD 125,000 (US$97,300 at December 31, 2010) bore interest at 4.02% and matured in March 2011.

4)	Property and equipment, intangible assets and obligations under capital leases

Property and equipment is comprised of the following:

	December 31,
	2011	2010

Equipment	$2,852,055	$1,579,859
Computer software	756,076	537,379
Leasehold improvements	183,843	151,594
	3,791,974	2,268,832
Less: accumulated depreciation	1,703,479	1,186,728
Net property and equipment	$2,088,495	$1,082,104

Other assets – intangible assets consists of software license fees which are capitalized and amortized over the estimated useful life of three years. Accumulated amortization at December 31, 2011 and amortization expense for the year then ended was $72,434. Amortization expense is included in depreciation and amortization on the statement of income. Amortization expense for each of the next three years is as follows: 2012 – $144,868; 2013 – $144,868; 2014 – 72,434. There were no capitalized software license fees in 2010. The weighted average amortization period for intangible assets was three years at December 31, 2011.

Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. The leases bear interest at rates ranging from 3% to 31% per annum, with monthly payments ranging from $2,257 to $4,229, and maturities from August 2012 through September 2014.

Each lease is secured by the underlying leased asset. Amortization of assets recorded under capital leases is included in depreciation expense. The equipment relating to capital leases, included in property and equipment on the balance sheet, is as follows:

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

	Year ended December 31,
	2011	2010

Capital lease assets included in property and equipment	$347,060	$246,449
Accumulated depreciation	112,913	81,496
	$234,147	$164,953

	Year ended December 31,
	2011	2010

Depreciation expense relating to capital lease assets	$48,917	$52,139

The following is a schedule of future minimum lease payments due under capital leases and software licensing agreements as of December 31, 2011:

Year ending
December 31,
2012	$282,528
2013	214,804
2014	120,089
Total minimum lease payments	617,421
Less interest portion of payments	(11,531)
Less executory costs	(84,054)
Present value of minimum lease payments	$521,836

5)            Note receivable from affiliate – The Note receivable from affiliate (the “Note”) represents amounts due from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity), under a Promissory Note and Security Agreement dated October 1, 2007, as amended by the Prepayment and Amendment Agreement entered into in February 2010 and approved by the Company’s stockholders in June 2010.

The Note has a principal balance of $3,071,563, and matures on October 1, 2012. It bears interest at 6.5%, payable annually on January 1 of each year. At December 31, 2011, the Note is secured by 4,930,597 shares of Diligent common stock held by SSH LLC and pledged as collateral.

Prior to the 2010 prepayment and amendment, the principal balance of the Note was $7,161,791, which was reduced by a valuation allowance of $5,500,000. The Note was originally secured by 25,000,000 shares of the Company’s stock which was pledged as collateral by members of SSH LLC. A portion of the pledged shares were subsequently sold by SSH LLC in order to obtain funds for interest due on the Note. Additionally, the 2010 prepayment and amendment provided for the surrender of 11,650,000 pledged shares to the Company as consideration for the prepayment of an additional $3,075,676 of principal.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

The Note is collateral dependent, as SSH LLC’s primary means of repayment is through liquidation of the underlying collateral. In the absence of an active market for the Company’s common stock, or other observable inputs for similar instruments, the Company originally based its valuation of the underlying collateral on the value of the March 2009 issuance of Series A Preferred Stock, adjusted using an assumed discount rate of 20%, which was management’s estimate of the fair value of the preferred features of the Series A Preferred Stock. In addition, management assumed that SSH LLC and/or its members would sell a portion of the underlying collateral to meet their quarterly interest payments, thereby reducing the amount of collateral expected to be available when the Note was to mature. During the years ended December 31, 2011 and 2010, the Company recorded recoveries in the value of the Note of $1,200,000 and $4,300,000, respectively, reducing the valuation allowance to zero at December 31, 2011. The recoveries were based on the re-measurement of the value the stock pledged as collateral for the Note to reflect prices obtained in public and private sales of blocks of Diligent stock, and management’s determination that the enterprise value of the Company has increased significantly due to improvement in operating margins and cash flows.

The change in the amount of the net receivable to $3,071,563 at December 31, 2011 from $1,875,685 at December 31, 2010 is due to the reversal of the remaining valuation allowance of $1,200,000 during the second quarter of 2011 and the reduction in principal of $4,122 from an overpayment of the January 1, 2011 interest payment.

The Company expects the principal balance of $3,071,563 to be fully repaid in cash at maturity on October 1, 2012, and accordingly the Note has been recorded as a current receivable in the balance sheet at December 31, 2011.

6)	Derivatives

The Company uses foreign currency option and forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company uses these instruments as economic hedges and not for speculative or trading purposes. At December 31, 2011, the Company had three foreign currency forward exchange contracts outstanding to purchase NZD 525,000 in the aggregate. The contracts mature within the first quarter of 2012. As of December 31, 2011, the fair value of these contracts resulted in a gain of $15,132 which was recorded in foreign currency gain/loss and other current assets.

In 2010, mark-to-market gains on foreign currency contracts were not significant to the Company’s consolidated financial condition or results of operations, and there were no contracts outstanding at December 31, 2010.

7)	Fair value measurements

The following table details the fair value measurements within the fair value hierarchy:

		Fair Value Measurements at December 31, 2011 using:
		Outside prices in		Significant
		active markets	Significant other	unobservable
		using identical	observable	inputs
	Total	assets (Level 1)	inputs (Level 2)	(Level 3)
Foreign currency forward contracts	$15,132	$-	$15,132	$-
Note receivable from affiliate	3,071,563	$-	$-	3,071,563
	$3,086,695	$-	$15,132	$3,071,563

The fair value of the foreign currency forward contracts is estimated based on the fair value of comparable contracts.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

The Note is the only financial instrument held by the Company for which a fair value measurement was made using significant unobservable inputs (Level 3). A reconciliation of the beginning and ending balances of the Note follows:

	Year ended December 31,
	2011	2010
Balance at beginning of period	$1,875,685	$1,661,791
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	1,200,000	4,300,000
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(4,122)	(4,086,106)
Transfers in and/or out of Level 3	-	-
Ending balance	$3,071,563	$1,875,685

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,200,000	$4,300,000

8) Accrued expenses and other liabilities

Accrued expenses and other current liabilities is comprised of the following:

	December 31,
	2011	2010
Accrued commissions, bonuses, and payroll	$615,003	$300,775
Accrued Value Added Tax and Goods and Services Tax for foreign subsidiaries	344,559	78,386
Accrued preferred stock dividend	119,781	359,338
Software license commitments	144,868	-
Other (individually less than 5% of total current liabilities)	212,613	176,932
Total accrued expenses and other liabilities	$1,436,824	$915,431

9)	Line of credit facility

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

The line of credit bore interest at a fixed rate of 9.50% per annum on outstanding borrowings and expired in September 2011. In September 2011, the Company amended this facility, reducing the interest rate under the facility to 7.0% and extending the maturity date to September 2012.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Upon an event of default, the Lender has the option to increase the interest rate on all outstanding obligations to 14.50% per annum. The line of credit is subject to a 0.5% per annum commitment fee on the unused portion, paid quarterly in arrears. Accrued interest must be paid quarterly on the last business day of each quarter. Upon maturity, all outstanding principal and unpaid interest and commitment fees are due in full.

The Lender has a first priority lien on all of the Company’s accounts receivable. The line of credit agreement includes restrictive covenants regarding liens, additional indebtedness, sales of assets and dividend payments on common stock. Additionally, the line of credit includes financial covenants with respect to the achievement of budgeted revenues and expenses.

The Company has not borrowed any amounts under this credit facility to date.

10)	Related party transactions

Marketing expense – During the years ended December 31, 2011 and 2010, the Company incurred marketing expenses of approximately $228,000 and $176,000, respectively, for services rendered by an entity owned by a stockholder of the Company.

Legal services – A director is a partner of a law firm which provides legal services to the Company in New Zealand. Fees paid for the years ended December 31, 2011 and 2010 were approximately $4,600 and $20,000, respectively.

Payables to affiliates – There were no material payables to affiliates at December 31, 2011 and 2010.

11)	Geographic information

The Company’s revenue, by geographic location of the customer, and long-lived assets located outside the United States are as follows:

	Year ended December 31,
	2011	2010
Revenues:
United States	$13,618,645	$6,596,969
Foreign	4,347,469	1,703,989
Total	$17,966,114	$8,300,958

	December 31,
	2011	2010
Long-lived assets outside the United States, net	$386,276	$383,416

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

12)	Income taxes

The significant components of income before provision for income taxes and the consolidated income tax provision are as follows:

	Year ended December 31,
	2011	2010
Income before provision for income taxes:
Domestic	$2,010,721	$2,035,766
Foreign	189,643	69,397
Total	$2,200,364	$2,105,163

Income tax (benefit) expense:
Current:
Federal	$8,917	$-
State and local	$-
Foreign	54,639	27,064
Total current	$63,556	$27,064
Deferred:
Federal	$(904,894)	$-
State and local	$(249,114)
Foreign	(11,567)	(2,845)
Total deferred	$(1,165,575)	$(2,845)
Income tax (benefit) expense:	$(1,102,019)	$24,219

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year ended December 31,
	2011	2010
	%	%
Federal income tax statutory rate	34.00	34.00
State income taxes, net of federal benefit	10.12	6.63
Change in valuation allowance	(102.07)	(44.84)
Share-based compensation	5.51	5.28
Foreign income taxes	-	1.19
Other	2.36	(1.07)
Income tax (benefit) expense	(50.08)	1.19

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2011	2010
Deferred tax asset (liability)
Net operating loss carryforwards	$7,368,418	$7,590,621
Net fixed and intangible assets	(672,694)	(118,289)
Accruals and reserves	398,583	682,865
Foreign	29,432	17,865
Valuation allowance	(5,940,299)	(8,155,197)
Total	$1,183,440	$17,865

At December 31, 2011, the Company has net operating loss carryforwards of U.S. income taxes of $16,996,180, which expire from 2027 through 2031.

The amounts recorded as net deferred tax assets represent the amount of tax benefits of existing deductible temporary differences and loss carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. Due to a history of tax losses, resulting in a cumulative loss position, management concluded that a full valuation allowance was needed to offset all of the U.S. net deferred tax assets as of December 31, 2010. At December 31, 2011, the Company released a portion of the valuation allowance, based upon the future taxable income expected to be generated from existing contracts. The Company will continue to evaluate the expected realizability of its deferred tax assets each quarter, and will recognize the tax benefit of its net operating loss carryforwards only to the extent that the Company has contracts or firm commitments which are expected to produce sufficient taxable income, or until such point as the Company has sustained positive operating results.

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s financial statements. The Company classifies interest and penalties on uncertain tax positions as interest expense and general and administrative expenses, respectively. In 2011, the Company recorded $2,500 in penalties related to the filing of its Canadian tax returns.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s federal, state and foreign income tax returns for the tax years 2007 through 2011 are open for examination by the federal, state and foreign taxing jurisdictions.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Due to changes in stock ownership some of our net operating loss carryforwards may be limited. At this time, the amount of the limitation has not been determined, since the Company has not completed its Section 382 study. However, the Company has determined that none of the tax benefit recognized at December 31, 2011 will be limited by Section 382.

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

Years Ended December 31, 2011 and 2010

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

Anti-Dilution Provision – In the event of a future offering of the Company’s stock at a price per common share which is less than the Preferred Share conversion rate immediately before such offering, the conversion price for the Preferred Shares is adjusted according to a weighted average formula.

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

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

The carrying value of the Preferred Shares at December 31, 2011 and December 31, 2010 is as follows:

	December 31,
	2011	2010
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	266,712
Cumulative amortization of offering costs	77,131	49,429
Balance at December 31, 2011	$3,204,993	$3,177,291

For the year 2009, the Board of Directors of the Company approved the issuance of PIK Shares in lieu of cash, which dividend was effective January 4, 2010. Accordingly, the holders of the Series A Preferred Stock received an aggregate of 2,667,123 PIK Shares on January 4, 2010.

14)	Stockholders’ equity

On June 8, 2010, the Company’s shareholders approved the surrender of 11,650,000 pledged SSH LLC common shares as a prepayment associated with the Note. These shares were cancelled at June 8, 2010. See Note 5.

In October 2010, the Company announced the successful completion of a 3,000,000 common share private placement at $0.47 per share. These new shares were allotted and settled on October 20, 2010.

In 2011 and 2010, the aggregate shares of common stock issued to employees upon the exercise of stock options were 118,334 and 178,001, respectively.

In October 2011, the Company purchased 225,000 shares of its stock from a shareholder for NZD1.45 (US$1.19) per share, which was the market price at date of purchase. The shares were subsequently cancelled.

In January 2011, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to $200,000 of the preferred stock dividend due on January 1, 2011 and directed the Company to retain those funds to support future growth. The Company recorded this waiver as a capital contribution in the first quarter of 2011. The founder and managing partner of Spring Street Partners, L.P. is also the chairman of the board of directors of the Company.

In December 2011, Spring Street Partners, L.P. waived its right to the preferred stock dividend payable on January 1, 2012 of $239,557. This was recorded as a capital contribution in 2011 when waived.

15)	Stock option and incentive plan

In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the 2007 Plan”) authorizing the issuance of up to 10,000,000 shares of the Company’s common stock as awards to selected employees, directors and consultants of the Company and its affiliates, in the form of incentive stock options, non-qualified stock options, and stock awards. In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (“the 2010 Plan”) authorizing the issuance of up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants of the Company and its affiliates, as incentive stock options and non-qualified stock options. After receiving a recommendation from the Remunerations and Nominations Committee, the Company's Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, and any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the 2007 and 2010 Plans.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

Stock Option Awards – In August 2009, the Board of Directors awarded 3,650,000 stock options to officers and an additional 100,000 options to two former outside directors of the Company. On October 9, 2009, the Company granted an additional 910,003 shares to employees under the 2007 Plan. In July 2010, the Company granted 800,000 options to outside consultants, under the 2010 Plan. In January 2011, the Company granted 750,000 stock options to one of its executive officers, with graded vesting over three years. In June 2011, the Company granted 3,000,000 stock options to its Chief Executive Officer, with graded vesting over seven years.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the resulting fair value is recorded as share-based compensation expense on a straight line basis over the option vesting period for employee stock options, ranging from six months to seven years. The value of the options granted to former directors was charged to expense as of the grant date. The value of options granted to nonemployees is initially measured at grant date and remeasured each quarter until the vesting date, which is the measurement date for share-based compensation issued to nonemployees.

The fair values of the options granted were estimated based on the following assumptions:

	Year Ended December 31,
	2011	2010
Expected volatility (1)	156.67 – 167.79%	167.79%
Expected term (2)	6.00 – 7.25 years	5.25 years
Risk-free interest rate (3)	1.93 – 2.19%	1.85%
Dividend yield	-	-
Weighted average grant-date fair value of granted options	$0.7234	$0.4266

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method which calculates the average of the vesting period and the contractual term of the options.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

A summary of stock option activity for the year ended December 31, 2011 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2011	5,190,335	$0.19	8.78 years
Granted	3,750,000	0.75
Exercised	(118,334)	0.16
Forfeited	-
Outstanding at December 31, 2011	8,822,001	0.43	8.43 years
Exercisable at December 31, 2011	4,022,001	0.20	7.93 years

During the years ended December 31, 2011 and 2010, the Company recognized share-based compensation expense related to stock options of $907,543 and $601,541, respectively, which is included in general and administrative expenses in the statements of income. At December 31, 2011 there was $2,224,440 of unrecognized share-based compensation expense that will be recognized over the next 6.5 years.

The aggregate intrinsic value of the stock options outstanding and exercisable at December 31, 2011 and 2010 was $5,171,261 and $912,424, respectively. The aggregate intrinsic value of options exercised during 2011 and 2010 was $114,403 and $55,127, respectively.

16)	Commitments and contingencies

Operating leases – The Company has operating lease agreements for office space in New York City, New Jersey, New Zealand and the United Kingdom, which expire at various dates through 2018. Leases with rent escalations are recognized as rent expense over the term of the lease. Operating lease rent expense for the years ended December 31, 2011 and 2010 was approximately $406,431 and $307,778, respectively.

The lease agreements require security deposits in the amount of $97,885 at December 31, 2011.

Future minimum lease payments for leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2011 are as follows:

Year ending December 31,
2012	$352,657
2013	338,913
2014	321,753
2015	314,584
2016	317,406
2017 and thereafter	373,780
$2,019,093

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

Years Ended December 31, 2011 and 2010

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

Currency rate risk - The Company is subject to currency rate risk primarily from export sales to Canada, Europe, Australia, Singapore and New Zealand, and from cash balances maintained in foreign currencies.

Liquidity risk – The Company expects that its cash and cash equivalents will be adequate to support sales and growth. Particularly in light of current economic conditions, the Company intends to manage liquidity risk by continuously monitoring forecasted and actual cash flows and matching the maturity profiles of financial assets and liabilities. Additionally, in March 2010, the Company secured a $1 million revolving line of credit facility, which provides the Company cash flow protection if needed. The primary uncertainty concerning the Company’s capital needs pertains to its ability to continue to achieve the expected sales growth in a timely manner.

Concentrations of credit and other risks - The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2011 and 2010. No single customer generated more than 10% of revenue in 2011 or 2010.

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

On January 4, 2012, the Company received 133,811 shares of its common stock from SSH LLC, in satisfaction of the interest due on the Note on January 1, 2012 of $199,652 (See Note 5). The shares were recorded at $1.492 per share, which was the market value on the last trading day prior to the transaction. The shares were subsequently cancelled.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1), this annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 26, 2012	DILIGENT BOARD MEMBER SERVICES, INC.

	By:	/s/ Steven P. Ruse
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

Name	Title	Date

/s/ Alessandro Sodi	Chief Executive Officer,	March 26, 2012
Alessandro Sodi	President, Director (Principal Executive Officer)

/s/ Steven P. Ruse	Chief Financial Officer (Principal	March 26, 2012
Steven P. Ruse	Financial Officer)

/s/ Donald Meisner	Treasurer (Principal Accounting	March 26, 2012
Donald Meisner	Officer)

/s/ David Liptak	Director	March 26, 2012
David Liptak

/s/ Rick Bettle	Director	March 26, 2012
Rick Bettle

/s/ Mark Russell	Director	March 26, 2012
Mark Russell

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
3.1[3]	Amended and Restated Certificate of Incorporation
3.2[1]	Amended and Restated Bylaws
4.1[1]	Form of common stock certificate
10.1[1]	Contribution Agreement dated October 1, 2007 between Diligent Board Member Services, LLC and Diligent Board Member Services, Inc.
10.4.1[1]	Promissory Note and Security Agreement dated October 1, 2007 in the principal amount of $6,800,000 given by Diligent Board Member Services, LLC to the order of Diligent Board Member Services, Inc.
10.4.2[6]	Prepayment and Amendment Agreement dated February 9, 2010 between Diligent Board Member Services, Inc. and Services Share Holding, LLC
10.5.1[1]	Limited Pledge of Collateral for Loan dated February 18, 2008 given by Services Share Holding, LLC (f/k/a Diligent Board Member Services, LLC) to Diligent Board Member Services, Inc.
10.5.2[4]	Amendment to Limited Pledge of Collateral for Loan dated January 14, 2009 given by Services Share Holding, LLC to Diligent Board Member Services, Inc.
10.5.3[4]	Limited Pledge of Collateral for Loan dated January 14, 2009 given by Corcoran Consulting, LLC to Diligent Board Member Services, Inc.
10.6[1]	2007 Stock Option and Incentive Plan of Diligent Board Member Services, Inc.
10.6.1	2010 Stock Option and Incentive Plan of Diligent Board Member Services, Inc.
10.7[1]	Form of Restricted Stock Award Agreement for restricted stock awards under the 2007 Stock Option and Incentive Plan
10.9[3]	Stock Purchase Agreement dated February 13, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC
10.10[3]	Investor Rights Agreement dated March 11, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC
10.11[5]	Employment agreement of CFO Steven P. Ruse
10.12[7]	Credit Facility established by Spring Street Partners, L.P. as Lender in favor of Diligent Board Member Services, Inc. as Borrower
10.13[8]	Employment agreement between APAC Board Services PTE. Ltd. (Singapore) and Eslinda Hamzah

10.14[9]	Employment agreement between Diligent Board Member Services, Inc and Alessandro Sodi
10.15[10]	First Amendment to Credit Facility established by Spring Street Partners, L.P. as Lender in favor of Diligent Board Member Services, Inc. as Borrower
21	Subsidiaries
25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K
31.1	CEO Certification pursuant to Rule 13a-14(a)
31.2	CFO Certification pursuant to Rule 13a-14(a)
32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

1 Filed with the Original Form 10 Filing on April 30, 2008.

2 Filed with Amendment No. 3 to Form 10 Filing on February 12, 2009.

3 Filed with Form 8-K Filing on March 13, 2009.

4 Filed with Form 10-K Filing on March 30, 2009.

5 Filed with Form 10-Q Filing on November 9, 2009.

6Filed with Form 8-K Filing on February 24, 2010.

7 Filed with Form 10-K Filing on March 18, 2010.

8 Filed with Form 10-K Filing on March 22, 2011.

9 Filed with Form 10-Q Filing on August 9, 2011.

10 Filed with Form 10-Q Filing on November 7, 2011.

