Form 10-Q
period 2012-03-31
Diligent Board Member Services, Inc.
filed 2012-05-15
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

☐Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of
May 7, 2012 was 81,884,524.

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

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Diligent Board Member Services, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,113,322	$8,930,695
Term deposit	102,313	97,188
Accounts receivable	1,767,162	1,956,527
Prepaid expenses and other current assets	862,979	764,518
Deferred tax assets, net of valuation allowance	331,014	300,840
Note receivable from affiliate	3,071,563	3,071,563
Total current assets	18,248,353	15,121,331

Property and equipment, net	2,245,086	2,088,495
Deferred tax assets, net of valuation allowance	853,977	882,600
Intangible assets, net	325,953	362,170
Restricted cash - security deposits	132,631	97,885

Total assets	$21,806,000	$18,552,481

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$264,012	$857,883
Accrued expenses and other liabilities	1,113,944	1,436,824
Deferred revenue	10,824,876	8,495,661
Current portion of obligations under capital leases	81,068	99,250
Total current liabilities	12,283,900	10,889,618

Non-current liabilities:
Obligations under capital leases, less current portion	60,232	70,009
Other non-current liabilities	242,094	268,842
Total non-current liabilities	302,326	338,851

Total liabilities	12,586,226	11,228,469

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 shares issued and outstanding (liquidation value $4,989,902 and $5,019,849)	3,211,940	3,204,993

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 81,834,191 and 81,861,335 shares issued and outstanding	81,834	81,861
Additional paid-in capital	23,779,923	23,837,196
Accumulated deficit	(17,896,931)	(19,797,321)
Accumulated other comprehensive income (loss)	43,008	(2,717)
Total stockholders' equity	6,007,834	4,119,019
Total liabilities, redeemable preferred stock and stockholders' equity	$21,806,000	$18,552,481

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$8,214,486	$2,976,229
Cost of revenues	2,164,946	819,849
Gross profit	6,049,540	2,156,380

Operating expenses:
Selling and marketing expenses	1,938,571	873,036
General and administrative expenses	1,509,549	1,052,356
Research and development expenses	474,297	319,554
Depreciation and amortization	228,082	117,969
Total operating expenses	4,150,499	2,362,915

Operating income (loss)	1,899,041	(206,535)

Other income (expense):
Interest income, net	48,382	44,820
Foreign exchange transaction gain (loss)	5,586	(12,189)
Total other income, net	53,968	32,631

Income (loss) before provision for income taxes	1,953,009	(173,904)

Provision for income taxes	52,619	13,747

Net income (loss)	$1,900,390	$(187,651)

Net income (loss) per share:
Basic	$0.022	$(0.003)
Diluted	$0.016	$(0.003)
Weighted average shares outstanding:
Basic	81,805,677	81,974,668
Diluted	119,991,625	81,974,668

See accompanying notes to condensed consolidated financial statements

2

Diligent Board Member Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$1,900,390	$(187,651)
Other comprehensive income (loss):
Foreign exchange translation adjustments	45,725	(5,886)
Comprehensive income (loss)	$1,946,115	$(193,537)

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2012

(Unaudited)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	(Loss) Income	Equity
Balance at January 1, 2012	81,861,335	$81,861	$23,837,196	$(19,797,321)	$(2,717)	$4,119,019
Net income	-	-	-	1,900,390	-	1,900,390
Foreign exchange translation adjustment	-	-	-	-	45,725	45,725
Share-based compensation	-	-	222,066	-	-	222,066
Tender of common stock in lieu of interest payment on Note receivable from affiliate	(133,811)	(134)	(199,518)	-	-	(199,652)
Exercise of stock options	106,667	107	16,960	-	-	17,067
Amortization of preferred stock offering costs	-	-	(6,947)	-	-	(6,947)
Accrued preferred stock dividend	-	-	(89,834)	-	-	(89,834)
Balance at March 31, 2012 (Unaudited)	81,834,191	$81,834	$23,779,923	$(17,896,931)	$43,008	$6,007,834

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,900,390	$(187,651)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	228,082	117,969
Share-based compensation	222,066	143,844
Other non-cash	9,469	786
Changes in operating assets and liabilities:
Accounts receivable	189,365	(43,391)
Prepaid expenses and other current assets	(298,113)	15,232
Restricted cash - security deposits	(34,745)	(2,136)
Accounts payable and accrued expenses, net	(886,805)	(160,517)
Deferred revenue	2,329,215	739,387
Other	(1,551)	-
Net cash provided by operating activities	3,657,373	623,523
Cash flows from investing activities:
Purchase of property and equipment	(353,762)	(175,837)
Net cash used in investing activities	(353,762)	(175,837)
Cash flows from financing activities:
Payment of preferred stock dividend, net of capital contribution in lieu of dividend	(119,781)	(159,338)
Proceeds from exercise of stock options	17,067	1,600
Proceeds from repayment of principal on Note receivable from affiliate	-	4,122
Payments of obligations under capital leases	(27,960)	(20,766)
Payments of obligations under software licensing agreements	(36,217)	-
Net cash used in financing activities	(166,891)	(174,382)
Effect of exchange rates on cash and cash equivalents	45,907	(4,242)
Net increase in cash and cash equivalents	3,182,627	269,062
Cash and cash equivalents at beginning of period	8,930,695	3,212,449
Cash and cash equivalents at end of period	$12,113,322	$3,481,511

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$4,882	$7,754
Income taxes	$52,688	$17,910
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$-	$200,000
Accrual of preferred stock dividend	$89,834	$89,834
Tender of common stock in lieu of interest payment on Note receivable from affiliate	$199,652	$-

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

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company. The Company has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which provides European sales and marketing services. The Company has a Singapore-based wholly-owned subsidiary, APAC Board Services PTE. Ltd. (“APAC”), which was formed on December 23, 2010 to provide Asia-Pacific sales and marketing services. At the end of 2011, the Company formed an Australian-based wholly-owned subsidiary, Diligent Board Services Australia PTY Ltd., which commenced operations in 2012. Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in U.S. dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of March 31, 2012, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

2)	Significant accounting policies

Basis of presentation – The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q pursuant to the rules and regulations of the SEC. Accordingly, they do not include all information and notes required by GAAP and provided in the annual consolidated financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Form 10-K of the Company for the year ended December 31, 2011, as filed with the SEC on March 26, 2012.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At March 31, 2012, cash equivalents include investments in U.S. treasury bills of $2,999,800 and U.S. treasury money market funds of $5,000,145, which are carried at cost which approximates fair value. At December 31, 2011, cash equivalents include investments in U.S. treasury bills of $1,999,919, U.S. treasury money market funds of $3,000,046 and other money market funds of $2,750.

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

The components of the calculation of basic and diluted net income (loss) per common share are as follows:

	Three months ended March 31,
	2012	2011
Numerator:
Net income (loss)	$1,900,390	$(187,651)
Preferred stock dividends	(89,834)	(89,834)
Basic net income (loss) available to common shareholders	$1,810,556	$(277,485)
Diluted net income (loss) available to common shareholders	$1,900,390	$(187,651)
Denominator:
Basic weighted average shares outstanding	81,805,677	81,974,668
Dilutive effect of stock options	5,518,825	-
Dilutive effect of convertible preferred stock	32,667,123	-
Diluted weighted average shares outstanding	119,991,625	81,974,668
Basic income (loss) per share	$0.022	$(0.003)
Diluted income (loss) per share	$0.016	$(0.003)

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent accounting pronouncements – In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income, which requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (OCI) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The Company implemented this guidance in the first quarter of 2012.

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

At March 31, 2012, the Company has a term deposit with a New Zealand bank with an original term of 365 days. The term deposit in the amount of NZD 125,000 (US$102,313 at March 31, 2012) bears interest at 4.4% and matures in March 2013.

4)	Note receivable from affiliate

The Note receivable from affiliate (the “Note”) represents amounts due from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity).

The Note has a principal balance of $3,071,563, and matures on October 1, 2012. It bears interest at 6.5%, payable annually on January 1 of each year. At March 31, 2012, the Note is secured by 4,796,786 shares of Diligent common stock held by SSH LLC and pledged as collateral.

The Company expects the principal balance of $3,071,563 to be fully repaid in cash at maturity on October 1, 2012, and accordingly the Note has been recorded as a current receivable in the balance sheet at March 31, 2012.

5)	Fair value measurements

The Note is the only financial instrument held by the Company for which a fair value measurement is made using significant unobservable inputs (Level 3). A reconciliation of the beginning and ending balances of the Note is as follows:

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$3,071,563	$1,875,685
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	(4,122)
Transfers in and/or out of Level 3	-	-
Ending balance	$3,071,563	$1,871,563

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6)	Line of Credit Facility

As of March 31, 2012, the Company has not borrowed any amounts under its line of credit facility.

7)	Redeemable Preferred Stock

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

The carrying value of the Preferred Shares at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	266,712
Cumulative amortization of issuance costs	84,078	77,131
Balance	$3,211,940	$3,204,993

In 2012, the Company anticipates that cash dividends will be paid on the Series A Preferred Stock. Accordingly, preferred stock dividends of $89,834 for the three months ended March 31, 2012 are included in accrued expenses.

8)	Stockholders’ equity

On January 4, 2012, the Company received 133,811 shares of its common stock from SSH LLC, in satisfaction of the interest due on the Note on January 1, 2012 of $199,652 (See Note 4). The shares were valued at $1.492 per share, which was the market value on the last trading day prior to the transaction. The shares were subsequently cancelled.

9)	Stock option and incentive plan

During the first quarter of 2012, the Company issued 400,000 stock options to employees, which were valued at $937,043 and will be recognized as expense over the three year vesting period. Total share-based compensation expense recognized during the three months ended March 31, 2012 was $222,066. At March 31, 2012 there was $2,939,417 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 6.0 years.

In April 2012, the Company issued an additional 500,000 stock options to employees.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10)	Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rates in each tax jurisdiction. The income tax provision for the three months ended March 31, 2012 includes U.S. alternative minimum taxes and foreign tax obligations. No regular tax has been provided on U.S. income due to the Company’s net operating loss carryforwards. The Company has a valuation allowance recorded on a portion of its net operating loss carryforwards. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. At December 31, 2011, the Company released a portion of the valuation allowance, based upon the future taxable income expected to be generated from existing contracts. No additional valuation allowance was released in the first quarter of 2012. The Company will continue to evaluate the expected realizability of its deferred tax assets each quarter, and will recognize the tax benefit of its net operating loss carryforwards only to the extent that the Company has contracts or firm commitments which are expected to produce sufficient taxable income, or until such point as the Company has sustained positive operating results.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Due to changes in stock ownership some of our net operating loss carryforwards may be limited. At this time, the amount of the limitation has not been determined since the Company has not completed its Section 382 study. However, the Company has determined that none of the tax benefit previously recognized will be limited by Section 382.

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

We are pleased to report that Diligent has continued its exceptional growth with another record-breaking quarterly revenue result. Diligent recorded quarterly revenue of $8.2 million for the first quarter of 2012, which represents a 176% increase over the first quarter of 2011. Diligent records its revenue from subscription-based sales and installation fees ratably over the contract period. In the first quarter of 2012, Diligent signed new contracts with annual recurring revenue of $6.5 million, which is a 247% increase over the first quarter of 2011. This remarkable growth is evidence of a dramatically heightened demand for the Diligent Boardbooks product.

The Company now serves over 1,230 public and private companies with over 1,800 boards and 33,000 users in the U.S., Canada, EMEA (Europe, Middle East and Africa) and the Asia Pacific region. During the first quarter of 2012, Diligent signed a total of 205 net new client agreements versus 64 in the same quarter last year—an increase of 220%. Included among the new clients are 65 NYSE and 32 NASDAQ companies. Diligent now services 189 Fortune 1000 companies, of which 26 were added in the first quarter.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies as filed in our 2011 annual report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements at Item 1 of this Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Revenues	$8,214,486	$2,976,229	$5,238,257

The Company achieved another record quarter of revenue growth, posting an increase of 176% in the quarter ended March 31, 2012 when compared with the 2011 first quarter. The Company has continued to add license agreements each quarter since inception, adding 205 new client agreements in the first quarter of 2012, compared with 64 added in the first quarter of 2011. Cumulative license agreements at March 31, 2012 were 1,231, compared with 520 at March 31, 2011, a 137% increase. This increase in revenues is in line with our targets and was achieved at a significantly lower customer acquisition cost.

The Company recognizes revenue ratably over the contract period. All of the deferred revenue of $10.8 million recorded on the balance sheet at March 31, 2012 will be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Cost of Revenues	$2,164,946	$819,849	$1,345,097

Cost of revenues is comprised of account management, customer support and IT services, which accounted for $0.7 million, $0.2 million and $0.5 million, respectively, of the increase in cost of revenues. The Company increased headcount in order to service our larger client base, resulting in an increase in employee salaries and commissions of approximately $1.0 million in total for account management, customer support and IT services. Other expenses increased as a direct result of the increase in customers and headcount, including hosting costs ($0.1 million), non-hosting IT costs ($0.1 million) and recruitment fees ($0.1 million). Included within these increases are higher customer service and account management costs in the U.K. and Australia as a result of the increase in European sales and the commencement of operations in Australia.

The gross profit ratio for the three months ended March 31, 2012 was 73.6%, compared with 72.5% for the first quarter of 2011, demonstrating management’s ability to control costs.

Selling and Marketing Expenses

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Selling and Marketing Expenses	$1,938,571	$873,036	$1,065,535

Selling and marketing expenses increased in the first quarter of 2012 as a result of an increase in salaries and commissions for our U.S. sales force of approximately $0.6 million. Foreign salaries and commissions increased by approximately $0.3 million, primarily due to increased sales in the U.K. and our expansion into the Australian market. The remaining $0.1 million increase in selling and marketing expenses is due to increases in other selling expenses, including travel and support services, as well as a small increase in marketing, primarily due to web advertising.

General and Administrative Expenses

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
General and Administrative Expenses	$1,509,549	$1,052,356	$457,193

The increase in general and administrative expenses includes an increase in share-based compensation costs of $0.1 million, and increases in officer salaries and benefits of $0.1 million due to salary increases and additional headcount. Office costs in the U.S., the U.K. and New Zealand added an additional $0.1 million, due to the expansion of office space in each of these locations. Professional and outside contractor fees increased $0.1 million, while other modest increases include director fees, travel costs and recruitment costs.

Research and Development Expenses

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Research and Development Expenses	$474,297	$319,554	$154,743

The increase is primarily due to increased staffing in our New Zealand subsidiary for product development and support, combined with the effect of a higher average US$/NZD exchange rate for the first quarter of 2012, resulting in even higher expenses when measured in U.S. dollars.

Depreciation and Amortization

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Depreciation and Amortization	$228,082	$117,969	$110,113

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Interest Income, net

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Interest Income, net	$48,382	$44,820	$3,562

Interest income, net, includes interest income on the Note Receivable from our affiliate and interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing, offset by interest expense on our capital lease obligations. The increase in net interest income is attributable to a decrease in interest expense on our capital lease obligations as some of our older leases with higher interests were completed during the latter part of 2011.

Foreign Exchange Transaction Gain (Loss)

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Foreign Exchange Transaction Gain (Loss)	$5,586	$(12,189)	$17,775

The Company’s U.S. and U.K. operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, primarily the Canadian Dollar and the Euro, and the U.S. parent Company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent Company maintains a portion of its cash balances in foreign currencies, primarily the NZD and GBP. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The gain recorded in the first quarter of 2012 is primarily a result of the weakening of the U.S. dollar against NZD and GBP.

Provision for Income Taxes

	Three months ended March 31,
	2012	2011	Increase/(Decrease)
Provision for Income Taxes	$52,619	$13,747	$38,872

The income tax provision for the three months ended March 31, 2012 includes U.S. alternative minimum taxes and foreign tax obligations. No regular tax has been provided on U.S. income due to the Company’s net operating loss carryforwards. The income tax provision for the first quarter of 2011 consists entirely of the New Zealand tax provision.

Liquidity and Capital Resources

At March 31, 2012, the Company’s sources of liquidity consist of cash and term deposits of approximately $12.2 million. The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P. This line of credit offers the Company additional cash flow support, if needed. Through March 31, 2012, the Company has had no borrowings under this credit facility.

Historically, the Company’s primary sources of liquidity had been the cash received from stock issuances. Through the second quarter of 2010, our cash flow from operations was negative and we relied on capital raises to sustain and grow our business. By the third quarter of 2010, the Company began generating positive cash flows from operations and 2010 marked the first year since inception of the Company that Diligent achieved positive cash flow from operations. The Company has continued to generate positive cash flows each subsequent quarter. We have no debt, except for obligations under capital leases and software licensing agreements, and thus far our financing costs have consisted principally of the dividend on our preferred stock and repayments of our capital lease obligations. We anticipate that this trend will continue through the foreseeable future, with increased cash growth expected from operations in 2012. Additionally, in October 2012, the Note receivable from our predecessor entity will mature, resulting in additional cash inflow of approximately $3.1 million.

The Company is evaluating strategic growth opportunities that could change our current expense and capital forecasts, particularly in light of our expansion into the Asia-Pacific region.

In order to minimize credit and market risk, the Company has invested $8.0 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Three months ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$3,657,373	$623,523
Investing activities	$(353,762)	$(175,837)
Financing activities	$(166,891)	$(174,382)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the quarter ended March 31, 2012 increased significantly compared with the first quarter of 2011. This was achieved through the significantly greater number of customer contracts, while expenses have increased at a slower rate. Note that $2.3 million of the cash generated by operating activities for the quarter came from the increase in deferred revenue, as subscription fees are paid in advance and recorded as deferred revenue until recognized.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first quarters of 2012 and 2011 consist entirely of purchases of property and equipment.

Net Cash Flows from Financing Activities

In the first quarter of 2012, financing activities consist principally of the $119,781 dividend paid on the Company’s preferred stock, as well as repayments of capital leases and software licensing agreements offset by proceeds of stock option exercises. In the first quarter of 2011, cash used in financing activities included $159,338 of cash dividends paid on preferred stock as well as repayments of capital leases offset by proceeds of stock option exercises.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended March 31, 2012, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. [Reserved]

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit
Numbers	Exhibits

3.2	Amended and Restated Bylaws

10.6.2	Amendment to 2010 Stock Option and Incentive Plan of Diligent Board Member Services, Inc.

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: May 14, 2012	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2012	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)

