Form 10-Q
period 2012-06-30
Diligent Board Member Services, Inc.
filed 2012-08-14
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

☐ Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of August 2, 2012 was 81,901,191.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,160,428	$8,930,695
Term deposit	100,175	97,188
Accounts receivable	1,981,498	1,956,527
Prepaid expenses and other current assets	1,274,949	764,518
Deferred tax assets, net of valuation allowance	120,345	300,840
Note receivable from affiliate	3,071,563	3,071,563
Total current assets	23,708,958	15,121,331

Property and equipment, net	3,499,815	2,088,495
Deferred tax assets, net of valuation allowance	1,021,136	882,600
Intangible assets, net	289,736	362,170
Security deposits	221,171	97,885
Total assets	$28,740,816	$18,552,481
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$320,598	$857,883
Accrued expenses and other liabilities	2,991,122	1,436,824
Deferred revenue	12,913,857	8,495,661
Current portion of obligations under capital leases	470,355	99,250
Total current liabilities	16,695,932	10,889,618

Non-current liabilities:
Obligations under capital leases, less current portion	867,494	70,009
Other non-current liabilities	223,832	268,842
Total non-current liabilities	1,091,326	338,851

Total liabilities	17,787,258	11,228,469
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 32,667,123 shares issued and outstanding (liquidation value $5,079,737 and $5,019,849)	3,218,904	3,204,993
Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 81,901,191 and 81,861,335 shares issued and outstanding	81,901	81,861
Additional paid-in capital	24,070,198	23,837,196
Accumulated deficit	(16,439,508)	(19,797,321)
Accumulated other comprehensive income (loss)	22,063	(2,717)
Total stockholders' equity	7,734,654	4,119,019
Total liabilities, redeemable preferred stock and stockholders' equity	$28,740,816	$18,552,481

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$10,118,298	$3,665,065	$18,332,784	$6,641,294
Cost of revenues	2,427,885	1,140,626	4,592,830	1,960,475
Gross profit	7,690,413	2,524,439	13,739,954	4,680,819

Operating expenses:
Selling and marketing expenses	2,079,115	1,152,486	4,017,686	2,025,523
General and administrative expenses	2,606,278	1,124,100	4,115,826	2,176,457
Research and development expenses	579,338	370,516	1,053,635	690,070
Depreciation and amortization	267,700	123,536	495,782	241,505
Total operating expenses	5,532,431	2,770,638	9,682,929	5,133,555

Operating income (loss)	2,157,982	(246,199)	4,057,025	(452,736)

Other income (expense):
Impairment recovery on note receivable from affiliate	-	1,200,000	-	1,200,000
Interest income, net	51,958	43,942	100,340	88,762
Foreign exchange transaction gain (loss)	(20,260)	17,461	(14,674)	5,272
Total other income	31,698	1,261,403	85,666	1,294,034

Income before provision for income taxes	2,189,680	1,015,204	4,142,691	841,298

Income tax expense	732,259	5,243	784,878	18,990

Net income	$1,457,421	$1,009,961	$3,357,813	$822,308

Net income per share:
Basic	$0.02	$0.01	$0.04	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01
Weighted average shares outstanding:
Basic	81,879,565	82,005,913	81,842,629	81,990,321
Diluted	118,992,830	115,790,889	119,037,374	118,171,243

See accompanying notes to condensed consolidated financial statements

2

Diligent Board Member Services, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$1,457,421	$1,009,961	$3,357,813	$822,308
Other comprehensive income (loss):
Foreign exchange translation adjustment	(20,945)	15,001	24,780	9,115
Comprehensive income	$1,436,476	$1,024,962	$3,382,593	$831,423

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2012

(Unaudited)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at
January 1, 2012	81,861,335	$81,861	$23,837,196	$(19,797,321)	$(2,717)	$4,119,019
Net income	-	-	-	3,357,813	-	3,357,813
Foreign exchange translation adjustment	-	-	-	-	24,780	24,780
Share-based compensation	-	-	597,693	-	-	597,693
Tender of common stock in lieu of interest payment on note receivable from affiliate	(133,811)	(134)	(199,518)	-	-	(199,652)
Exercise of stock options	173,667	174	28,407	-	-	28,581
Amortization of preferred stock offering costs	-	-	(13,911)	-	-	(13,911)
Accrued preferred stock dividend	-	-	(179,669)	-	-	(179,669)
Balance at
June 30, 2012 (Unaudited)	81,901,191	$81,901	$24,070,198	$(16,439,508)	$22,063	$7,734,654

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,357,813	$822,308
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment recovery on note receivable from affiliate	-	(1,200,000)
Depreciation and amortization	495,782	241,505
Share-based compensation	597,693	378,192
Net deferred tax assets and liabilities	58,620	-
Other non-cash	10,763	952
Changes in operating assets and liabilities:
Accounts receivable	(24,971)	(299,008)
Prepaid expenses and other current assets	(484,915)	(78,434)
Security deposits	(123,285)	138,179
Accounts payable and accrued expenses, net	876,520	(72,885)
Deferred revenue	4,418,196	1,306,043
Net cash provided by operating activities	9,182,216	1,236,852
Cash flows from investing activities:
Purchase of property and equipment	(756,511)	(450,895)
Net cash used in investing activities	(756,511)	(450,895)
Cash flows from financing activities:
Payment of preferred stock dividend, net of capital contribution in lieu of dividend	(119,781)	(159,338)
Proceeds from exercise of stock options	28,581	8,318
Proceeds from repayment of principal on note receivable from affiliate	-	4,122
Payments of obligations under capital leases	(57,081)	(42,577)
Payments of obligations under software licensing agreements	(72,434)	-
Net cash used in financing activities	(220,715)	(189,475)
Effect of exchange rates on cash and cash equivalents	24,743	7,466
Net increase in cash and cash equivalents	8,229,733	603,948
Cash and cash equivalents at beginning of period	8,930,695	3,212,449
Cash and cash equivalents at end of period	$17,160,428	$3,816,397

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$8,675	$14,596
Income taxes	$27,200	$33,924
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$-	$200,000
Accrual of preferred stock dividend	$179,669	$179,669
Tender of common stock in lieu of interest payment on note receivable from affiliate	$199,652	$-
Property and equipment acquired under capital lease agreements	$1,000,503	$-
Property and equipment in accrued expenses	$80,604	$-
Equipment maintenance costs financed	$225,168	$-

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

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC), to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of June 30, 2012, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At June 30, 2012, cash equivalents include investments in U.S. treasury bills of $5,999,470 and U.S. treasury money market funds of $6,002,186, which are carried at cost which approximates fair value. At December 31, 2011, cash equivalents include investments in U.S. treasury bills of $1,999,919, U.S. treasury money market funds of $3,000,046 and other money market funds of $2,750.

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

The components of the calculation of basic and diluted net income per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,457,421	$1,009,961	$3,357,813	$822,308
Preferred stock dividends	(89,834)	(89,834)	(179,669)	(179,669)
Basic net income available to common shareholders	$1,367,587	$920,127	$3,178,144	$642,639
Diluted net income available to common shareholders	$1,457,421	$1,009,961	$3,357,813	$822,308
Denominator:
Basic weighted average shares outstanding	81,879,565	82,005,913	81,842,629	81,990,321
Dilutive effect of stock options	4,446,142	1,117,853	4,527,622	3,513,799
Dilutive effect of convertible preferred stock	32,667,123	32,667,123	32,667,123	32,667,123
Diluted weighted average shares outstanding	118,992,830	115,790,889	119,037,374	118,171,243
Basic earnings per share	$0.02	$0.01	$0.04	$0.01
Diluted earnings per share	$0.01	$0.01	$0.03	$0.01

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At June 30, 2012, the Company has a term deposit with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZD 125,000 (US$100,175) bears interest at 4.4% and matures in March 2013.

4)	Note receivable from affiliate

The Note receivable from affiliate (the “Note”) represents amounts due from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity).

The Note has a principal balance of $3,071,563, and matures on October 1, 2012. It bears interest at 6.5%, payable annually on January 1 of each year. At June 30, 2012, the Note is secured by 4,796,786 shares of Diligent common stock held by SSH LLC and pledged as collateral.

The Company expects to receive the principal balance of $3,071,563 in cash at maturity on October 1, 2012, and accordingly the Note has been recorded as a current receivable in the balance sheet at June 30, 2012.

5)	Line of credit facility

As of June 30, 2012, the Company has not borrowed any amounts under its line of credit facility. The expiration date for this line of credit facility is September 12, 2012.

6)	Redeemable Preferred Stock

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

The carrying value of the Preferred Shares at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	266,712
Cumulative amortization of issuance costs	91,042	77,131
Balance	$3,218,904	$3,204,993

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In 2012, the Company anticipates that cash dividends will be paid on the Series A Preferred Stock. Accordingly, preferred stock dividends of $179,669 for the six months ended June 30, 2012 are included in accrued expenses.

In December 2011, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 1, 2012 of $239,557. This was recorded as a capital contribution in 2011 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the chairman of the board of directors of the Company.

7)	Stockholders’ equity

On January 4, 2012, the Company received 133,811 shares of its common stock from SSH LLC, in satisfaction of the interest due on the Note on January 1, 2012 of $199,652 (See Note 4). The shares were valued at $1.492 per share, which was the market value on the last trading day prior to the transaction. The shares were subsequently cancelled.

8)	Stock option and incentive plan

During the first half of 2012, the Company issued 900,000 stock options to employees, which were valued at $2,192,931 and will be recognized as expense over a three year vesting period. Total share-based compensation expense recognized for the three and six months ended June 30, 2012 was $375,627 and $597,693, respectively. At June 30, 2012 there was $3,819,678 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 6.0 years.

In July 2012, the Company issued an additional 400,000 stock options to employees. These options will be valued and recognized as expense over a three year vesting period starting in the third quarter of 2012.

9)	Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rates in each tax jurisdiction. The income tax provision for the six months ended June 30, 2012 includes U.S. income taxes at an effective rate of 16.5 % and foreign tax obligations of our U.K. and New Zealand subsidiaries. The U.S. effective rate is lower than the statutory rate due to the expected utilization of approximately $6.5 million of net operating loss carryforwards in 2012, as discussed further below.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards will be limited. This limitation results in only $6.5 million available to offset expected taxable income in 2012. Beginning in 2013, a further limitation of approximately $0.5 million per year will be available to offset expected taxable income until expiration. Based on this limitation, the Company expects that approximately $2.5 million of its total net operating loss carryforwards of $16.7 million will expire unutilized in 2029. A full valuation allowance had previously been provided on the related deferred tax asset, and in the second quarter of 2012 the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. At June 30, 2012, the Company recognized the benefit of the net operating loss carryforwards it expects to utilize in the current year through the reduction in its effective tax rate, and has recorded a partial valuation allowance against the remaining net operating loss carryforwards available to offset future income through 2029 to the extent that it believes is more likely than not that they will not be realized.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company and its subsidiaries may be subject to, but are not currently under, audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s federal, state and foreign income tax returns for the 2007 through 2011 tax years are open for, but are not currently under, examination by the respective taxing jurisdictions.

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

The Company’s SaaS model addresses several difficulties found in the traditional software model and offers the following critical advantages for our company:

•	Highly scalable operations. Because our clients’ boards do not ordinarily meet on a daily or monthly basis, our system has the capability to support many more Boards without absorbing increased costs associated with customer growth.

•	Better revenue visibility. By offering renewable annual subscriptions instead of one time perpetual licenses, the Company has much better revenue foresight. This high revenue visibility allows the Company to undertake much better planning and budgeting, with significant advantages for corporate strategy and profitability.

•	Lower cost of development. The Company has developed one application that is cost-effectively shared across thousands of end users. This is considerably less expensive than developing all the permutations (data bases, operating systems, etc) needed by customers who want to run the software on their own premises. These economies allow the Company to spend resources on developing increased functionalities for its Boardbooks application instead of on creating multiple versions of the same code.

•	Longer corporate life. The SaaS model has a long tail of recurring revenue that reduces investment risk, simplifies corporate planning and leads to extended corporate life.

•	Better expense visibility. Because revenue is more predictable, the Company is able to better plan expenses.

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

We are pleased to report Diligent’s revenue growth. Diligent recorded quarterly revenue of $10.1 million for the second quarter of 2012, which represents a 176% increase over the second quarter of 2011. Diligent records its revenue from subscription-based sales and installation fees ratably over the contract period. In the second quarter of 2012, Diligent signed new contracts with annual recurring revenue of $7.0 million, which is a 137% increase over the second quarter of 2011. This growth is evidence of a heightened demand for the Diligent Boardbooks product.

The Company now serves 1,447 public and private companies with over 2,049 boards and 39,000 users in the U.S., Canada, EMEA (Europe, Middle East and Africa) and the Asia-Pacific region. During the second quarter of 2012, Diligent signed a total of 216 net new client agreements versus 133 in the same quarter last year—an increase of 62%. Diligent now services 224 Fortune 1000 companies, of which 35 were added in the second quarter.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies as filed in our 2011 annual report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements at Item 1 of this Form 10-Q

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Revenues

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Revenues	$10,118,298	$3,665,065	$6,453,233

The growth in total revenues of 176% in the second quarter of 2012 when compared with the 2011 second quarter is a result of the significant increase in subscription agreements. The Company has continued to add subscription agreements each quarter since inception. At June 30, 2012, the cumulative client agreements were 1,447, compared with 653 at June 30, 2011. A net of 216 new subscription agreements were added during the second quarter of 2012, compared with 133 for the second quarter of 2011, an increase of 62%. Sales increased in all of our major regions, with particularly strong growth in Europe and the Asia-Pacific region. Additionally, upgrades from existing customers in the second quarter, based on dollar value added to existing annual contracts, increased 539% over the second quarter of 2011.

The Company recognizes revenue ratably over the contract period, which is generally twelve months. Accordingly, the full impact of the growth in subscription agreements during the quarter will be recognized over the next twelve months. All of the deferred revenue of $12.9 million recorded on the balance sheet at June 30, 2012 is expected to be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Cost of Revenues	$2,427,885	$1,140,626	$1,287,259

Cost of revenues is comprised of account management, customer support and IT services. The Company increased headcount in order to service our larger client base, resulting in an increase in employee salaries and incentive pay of approximately $0.8 million in total, consisting of $0.5 million in account management, $0.1 million in customer support and $0.2 million in IT services. Hosting costs increased by over $0.1 million due to the opening of an additional hosting center. The remainder of the increase consists of higher costs in support and maintenance, travel, bandwidth, printing and publications and other expenses related to supporting our larger client base. Included within these increases are higher customer service and account management costs in the U.K. ($0.2 million) and Australia ($0.1 million) as a result of the increase in European sales and the commencement of operations in Australia in 2012.

The gross profit ratio for the three months ended June 30, 2012 was 76%, compared with 69% for the second quarter of 2011.

Selling and Marketing Expenses

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Selling and Marketing Expenses	$2,079,115	$1,152,486	$926,629

Selling and marketing expenses increased in the second quarter of 2012 as a result of an increase in commissions,for our U.S. sales force of approximately $0.5 million. Foreign salaries and commissions increased by approximately $0.4 million, primarily due to an increase in sales staff in the U.K., commissions for existing sales staff and our expansion into the Australian market. The remaining increase in selling and marketing expenses is due to increases in other selling expenses, including travel and support services, as well as a small increase in marketing, primarily due to web advertising.

General and Administrative Expenses

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
General and Administrative Expenses	$2,606,278	$1,124,100	$1,482,178

The increase in general and administrative expenses is comprised of increases in the U.S. of $1.3 million and increases in the U.K. of $0.2 million. The U.S. cost increases include executive compensation of $0.9 million, share-based compensation costs of $0.1 million, rent and other office costs of $0.1 million, and professional and directors’ fees of $0.1 million. The U.K. increase is due to the significant expansion of our European operations based in the U.K., and consists principally of salaries and office costs.

Research and Development Expenses

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Research and Development Expenses	$579,338	$370,516	$208,822

The increase in research and development expenses is primarily due to increased staffing in our New Zealand subsidiary for product upgrades and enhancements.

Depreciation and Amortization

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Depreciation and Amortization	$267,700	$123,536	$144,164

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$-	$1,200,000	$(1,200,000)

At June 30, 2011, the Company determined that the value of the note receivable from affiliate was no longer impaired and the remaining balance in the valuation allowance of $1.2 million was reversed and recorded as income. At June 30, 2012, the Note, which is due October 1, 2012, is recorded at its full contractual value of $3.1 million.

Interest Income, net

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Interest Income, net	$51,958	$43,942	$8,016

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

Foreign Exchange Transaction Gain (Loss)

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Foreign Exchange Transaction Gain (Loss)	$(20,260)	$17,461	$(37,721)

The Company’s U.S. and U.K. operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, primarily the Canadian Dollar and the Euro, and the U.S. parent Company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent Company maintains a portion of its cash balances in foreign currencies, primarily the NZD and GBP. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The loss recorded in the second quarter of 2012 is primarily a result of the strengthening of the U.S. dollar against NZD and GBP.

Income Tax Expense

	Three months ended June 30,
	2012	2011	Increase/(Decrease)
Income Tax Expense	$732,259	$13,747	$718,512

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rates in each tax jurisdiction. The income tax provision for the three months ended June 30, 2012 includes U.S. income taxes at an expected effective rate of 16.5%, and foreign tax obligations of our U.K. and New Zealand subsidiaries. The U.S. effective rate is lower than the statutory rate due to the expected utilization of approximately $6.5 million of net operating loss carryforwards in 2012, as discussed further in Note 9 to the condensed consolidated financial statements at Item 1 of this Form 10-Q. The significant increase in income tax expense is due to the fact that 2012 is the first year in which the Company expects to have taxable income after utilization of operating loss carryforwards.

The income tax provision for the second quarter of 2011 consists entirely of foreign taxes.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Revenues

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Revenues	$18,332,784	$6,641,294	$11,691,490

The growth in total revenues of 176% in the first half of 2012 when compared with the first half of 2011 is a result of the significant increase in subscription agreements. The Company has continued to add subscription agreements each quarter since inception. At June 30, 2012, the cumulative number of new client agreements was 1,447, compared with 653 at June 30, 2011. A net of 421 new subscription agreements were added during the first half of 2012, compared with 197 for the first half of 2011, an increase of 114%. Sales increased in all of our major regions, with particularly strong growth in Europe and the Asia-Pacific region. Additionally, upgrades from existing customers in the first half of the year, based on dollar value added to existing annual contracts, increased 427% over the first half of 2011.

The Company recognizes revenue ratably over the contract period, which is generally twelve months. Accordingly, the full impact of the growth in subscription agreements during the quarter will be recognized over the next twelve months. All of the deferred revenue of $12.9 million recorded on the balance sheet at June 30, 2012 is expected to be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

Cost of Revenues

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Cost of Revenues	$4,592,830	$1,960,475	$2,632,355

Cost of revenues is comprised of account management, customer support and IT services. The Company increased headcount in order to service our larger client base, resulting in an increase in employee salaries and incentive pay of approximately $1.8 million in total, consisting of $1.1 million in account management, $0.4 million in customer support and $0.3 million in IT services. Hosting costs increased by over $0.2 million due to the opening of an additional hosting center. The remainder of the increase consists of higher costs in support and maintenance ($0.2 million), travel ($0.1 million), recruiting ($0.1 million), software ($0.1million) and other expenses related to supporting our larger client base. Included within these increases are higher customer service and account management costs in the U.K. ($0.2 million) and Australia ($0.2 million) as a result of the increase in European sales and the commencement of operations in Australia in 2012.

The gross profit ratio for the six months ended June 30, 2012 was 75%, compared with 70% for the comparable 2011 period.

Selling and Marketing Expenses

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Selling and Marketing Expenses	$4,017,686	$2,025,523	$1,992,163

Selling and marketing expenses increased in the first half of 2012 when compared to the first half of 2011 as a result of an increase in salaries and commissions for our U.S. sales force of approximately $1.1 million. Foreign salaries and commissions increased by approximately $0.7 million, primarily due to an increase in sales staff in the U.K., commissions for existing sales staff and our expansion into the Australian market. The remaining $0.2 million increase in selling and marketing expenses is due to increases in other selling expenses, including travel and support services, as well as a small increase in marketing, primarily due to web advertising.

General and Administrative Expenses

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
General and Administrative Expenses	$4,115,826	$2,176,457	$1,939,369

The increase in general and administrative expenses is comprised of increases in the U.S. ($1.6 million), the U.K. ($0.2 million) and New Zealand ($0.1 million). The U.S. expense increases include executive compensation of $1.0 million, share-based compensation costs of $0.2 million, rent and other office costs of $0.1 million, and professional and directors’ fees of $0.2 million. The U.K. increase is due to the significant expansion of our European operations based in the U.K., and consists principally of salaries and office costs.

Research and Development Expenses

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Research and Development Expenses	$1,053,635	$690,070	$363,565

The increase in research and development expenses is primarily due to increased staffing in our New Zealand subsidiary for product upgrades and enhancements.

Depreciation and Amortization

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Depreciation and Amortization	$495,782	$241,505	$254,277

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

Impairment recovery on note receivable from affiliate

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Impairment recovery on note receivable from affiliate	$-	$1,200,000	$(1,200,000)

At June 30, 2011, the Company determined that the value of the Note receivable from affiliate was no longer impaired and the remaining balance in the valuation allowance of $1.2 million was reversed and recorded as income. At June 30, 2012, the Note, which is due October 1, 2012, is recorded at its full contractual value of $3.1 million.

Interest Income, net

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Interest Income, net	$100,340	$88,762	$11,578

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

Foreign Exchange Transaction Gain/(Loss)

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Foreign Exchange Gain/(Loss)	$(14,674)	$5,272	$(19,946)

The Company’s U.S. and U.K. operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, primarily the Canadian Dollar and the Euro, and the U.S. parent Company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent Company maintains a portion of its cash balances in foreign currencies, primarily the NZD and GBP. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The loss recorded in the first half of 2012 is primarily a result of the strengthening of the U.S. dollar against NZD and GBP.

Income Tax Expense

	Six months ended June 30,
	2012	2011	Increase/(Decrease)
Income Tax Expense	$784,878	$18,990	$765,888

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rates in each tax jurisdiction. The income tax provision for the six months ended June 30, 2012 includes U.S. income taxes at an expected effective rate of 16.5%, and foreign tax obligations of our U.K. and New Zealand subsidiaries. The U.S. effective rate is lower than the statutory rate due to the expected utilization of approximately $6.5 million of net operating loss carryforwards in 2012, as discussed further in Note 9 to the condensed consolidated financial statements at Item 1 of this Form 10-Q. The significant increase in income tax expense is due to the fact that 2012 is the first year in which the Company expects to have taxable income after utilization of operating loss carryforwards.

The income tax provision for the first half of 2011 consists entirely of foreign taxes.

Liquidity and Capital Resources

At June 30, 2012, the Company’s sources of liquidity consist of cash and cash equivalents and term deposits of approximately $17.3 million. The Company also has a $1.0 million revolving line of credit facility with Spring Street Partners, L.P. This line of credit offers the Company additional cash flow support, if needed. Through June 30, 2012, the Company has had no borrowings under this line of credit facility. The expiration date for this line of credit facility is September 12, 2012.

Historically, the Company’s primary sources of liquidity had been the cash received from stock issuances. Through the second quarter of 2010, our cash flow from operations was negative and we relied on capital raises to sustain and grow our business. By the third quarter of 2010, the Company began generating positive cash flows from operations and 2010 marked the first year since inception of the Company that Diligent achieved positive cash flow from operations. The Company has continued to generate positive cash flows each subsequent quarter. We have no long-term debt, except for obligations under capital leases and software licensing agreements, and thus far our financing costs have consisted principally of the dividend on our preferred stock and repayments of our capital lease obligations. We anticipate that this trend will continue through the foreseeable future, with increased cash growth expected from operations in 2012. Additionally in October 2012, the note receivable from our predecessor entity will mature and the Company expects to receive the principal balance of $3.1 million in cash at maturity.

In order to minimize credit and market risk, the Company has invested $12.0 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Six months ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$9,182,216	$1,236,852
Investing activities	$(756,511)	$(450,895)
Financing activities	$(220,715)	$(189,475)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2012 increased significantly compared with the first half of 2011. Note that $4.4 million of the cash generated by operating activities for the quarter came from the increase in deferred revenue, as subscription fees are paid in advance and recorded as deferred revenue until recognized.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2012 and 2011 consist entirely of purchases of property and equipment.

Net Cash Flows from Financing Activities

In the first half of 2012, financing activities consist principally of the $119,781 dividend paid on the Company’s preferred stock, as well as repayments of capital leases and software licensing agreements, offset by proceeds of stock option exercises. In the first half of 2011, cash used in financing activities included $159,338 of cash dividends paid on preferred stock and repayments of capital leases, offset by proceeds of stock option exercises.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended June 30, 2012, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. [Reserved]

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Numbers	Exhibits

10.16	Employment agreement between Diligent Boardbooks Limited and Charlie Horrell

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: August 13, 2012	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2012	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)

