Form 10-Q
period 2012-09-30
Diligent Board Member Services, Inc.
filed 2012-11-13
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

☐Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of NOVEMBER 2, 2012 was 82,666,191.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,497,236	$8,930,695
Term deposit	103,725	97,188
Accounts receivable	2,814,246	1,956,527
Prepaid expenses and other current assets	686,814	764,518
Deferred tax assets, net of valuation allowance	377,597	300,840
Note receivable from affiliate	-	3,071,563
Total current assets	29,479,618	15,121,331
Property and equipment, net	3,532,564	2,088,495
Net deferred tax assets, net of valuation allowance	1,121,793	882,600
Intangible assets, net	253,519	362,170
Security deposits	233,613	97,885
Total assets	$34,621,107	$18,552,481
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$355,874	$857,883
Accrued expenses and other liabilities	2,154,160	1,399,099
Income taxes payable	2,056,291	37,725
Deferred revenue	14,429,873	8,495,661
Current portion of obligations under capital leases	372,738	99,250
Total current liabilities	19,368,936	10,889,618
Non-current liabilities:
Obligations under capital leases, less current portion	658,258	70,009
Other non-current liabilities	256,494	268,842
Total non-current liabilities	914,752	338,851

Total liabilities	20,283,688	11,228,469
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 32,667,123 shares issued and outstanding (liquidation value $4,900,685)	3,225,961	3,204,993
Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 82,651,191 and 81,861,335 shares issued and outstanding	82,651	81,861
Additional paid-in capital	24,510,199	23,837,196
Accumulated deficit	(13,536,266)	(19,797,321)
Accumulated other comprehensive income (loss)	54,874	(2,717)
Total stockholders' equity	11,111,458	4,119,019
Total liabilities, redeemable preferred stock and stockholders' equity	$34,621,107	$18,552,481

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Income Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$11,830,471	$4,826,544	$30,163,255	$11,467,838
Cost of revenues	2,648,364	1,360,428	7,241,193	3,320,902
Gross profit	9,182,107	3,466,116	22,922,062	8,146,936

Operating expenses:
Selling and marketing expenses	2,276,429	1,402,901	6,294,114	3,428,423
General and administrative expenses	2,044,719	1,217,648	6,160,545	3,394,105
Research and development expenses	576,056	386,736	1,629,691	1,076,806
Depreciation and amortization	337,342	125,234	833,124	366,738
Total operating expenses	5,234,546	3,132,519	14,917,474	8,266,072

Operating income (loss)	3,947,561	333,597	8,004,588	(119,136)

Other income:
Impairment recovery on note receivable from affiliate	-	-	-	1,200,000
Interest income, net	26,596	45,642	126,935	134,404
Foreign exchange transaction gain (loss)	38,693	(36,575)	24,019	(32,652)
Total other income	65,289	9,067	150,954	1,301,752

Income before provision for income taxes	4,012,850	342,664	8,155,542	1,182,616

Income tax expense	1,109,608	17,521	1,894,487	36,510

Net income	$2,903,242	$325,143	$6,261,055	$1,146,106

Net income per share:
Basic	$0.03	$0.00	$0.07	$0.01
Diluted	$0.02	$0.00	$0.05	$0.01
Weighted average shares outstanding:
Basic	82,067,858	82,018,001	81,917,705	81,999,649
Diluted	119,977,272	117,246,530	119,589,696	115,824,670

See accompanying notes to condensed consolidated financial statements

2

Diligent Board Member Services, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$2,903,242	$325,143	$6,261,055	$1,146,106
Other comprehensive income (loss):
Foreign exchange translation adjustment	32,811	9,179	57,591	(64)
Comprehensive income	$2,936,053	$334,322	$6,318,646	$1,146,042

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months Ended September 30, 2012

(Unaudited)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	(Loss) Income	Equity
Balance at
January 1, 2012	81,861,335	$81,861	$23,837,196	$(19,797,321)	$(2,717)	$4,119,019
Net income	-	-	-	6,261,055	-	6,261,055
Foreign exchange translation adjustment	-	-	-	-	57,591	57,591
Share-based compensation	-	-	1,030,336	-	-	1,030,336
Tender of common stock in lieu of interest payment on note receivable from affiliate	(133,811)	(134)	(199,518)	-	-	(199,652)
Exercise of stock options	923,667	924	132,657	-	-	133,581
Amortization of preferred stock offering costs	-	-	(20,968)	-	-	(20,968)
Accrued preferred stock dividend	-	-	(269,504)	-	-	(269,504)
Balance at
September 30, 2012 (Unaudited)	82,651,191	$82,651	$24,510,199	$(13,536,266)	$54,874	$11,111,458

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,261,055	$1,146,106
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment recovery on note receivable from affiliate	-	(1,200,000)
Depreciation and amortization	833,124	366,738
Share-based compensation	1,030,336	686,813
Deferred tax benefit	(293,136)	-
Other non-cash	73,487	1,119
Changes in operating assets and liabilities:
Accounts receivable	(857,719)	(997,157)
Prepaid expenses and other current assets	(121,948)	(309,757)
Security deposits	(135,728)	138,249
Accounts payable and accrued expenses, net	103,328	168,154
Income taxes payable	2,018,566	(13,108)
Deferred revenue	5,934,211	2,307,208
Net cash provided by operating activities	14,845,576	2,294,365
Cash flows from investing activities:
Purchase of property and equipment	(1,152,900)	(580,437)
Net cash used in investing activities	(1,152,900)	(580,437)
Cash flows from financing activities:
Payment of preferred stock dividend, net of capital contribution in lieu of dividend	(119,781)	(159,338)
Proceeds from exercise of stock options	133,581	8,318
Proceeds from repayment of principal on note receivable from affiliate	3,071,563	4,122
Payments of obligations under capital leases	(161,978)	(64,175)
Payments of obligations under software licensing agreements	(108,651)	-
Net cash provided by (used in) financing activities	2,814,734	(211,073)
Effect of exchange rates on cash and cash equivalents	59,131	108
Net increase in cash and cash equivalents	16,566,541	1,502,963
Cash and cash equivalents at beginning of period	8,930,695	3,212,449
Cash and cash equivalents at end of period	$25,497,236	$4,715,412

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$14,717	$21,515
Income taxes	$142,490	$51,264
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$-	$200,000
Accrual of preferred stock dividend	$269,504	$269,504
Tender of common stock in lieu of interest payment on note receivable from affiliate	$199,652	$-
Property and equipment acquired under capital lease agreements	$1,023,715	$-

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

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company. The Company has a wholly-owned subsidiary, Diligent Boardbooks Limited (“DBL”), an England and Wales limited liability company which provides European sales and marketing services. The Company also has a Singapore-based wholly-owned subsidiary, APAC Board Services PTE. Ltd. (“APAC”), which was formed on December 23, 2010 to provide Asia-Pacific sales and marketing services, and at the end of 2011, the Company formed an Australian-based wholly-owned subsidiary, Diligent Board Services Australia PTY Ltd., which commenced operations in 2012. Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in U.S. dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC), to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of September 30, 2012, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At September 30, 2012, cash equivalents include investments in U.S. treasury bills of $6,999,080 and U.S. treasury money market funds of $9,000,467, which are carried at cost which approximates fair value. At December 31, 2011, cash equivalents include investments in U.S. treasury bills of $1,999,919, U.S. treasury money market funds of $3,000,046 and other money market funds of $2,750.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair value of financial instruments – The fair value of our cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements. The note receivable from affiliate (the “Note”) was recorded at estimated net realizable value, adjusted for any valuation allowance for amounts considered uncollectable, and was reviewed for impairment each reporting period.

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

The components of the calculation of basic and diluted net income per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,903,242	$325,143	$6,261,055	$1,146,106
Preferred stock dividends	(89,835)	(89,835)	(269,504)	(269,504)
Basic net income available to common shareholders	$2,813,407	$235,308	$5,991,551	$876,602
Diluted net income available to common shareholders	$2,903,242	$325,143	$6,261,055	$1,146,106
Denominator:
Basic weighted average shares outstanding	82,067,858	82,018,001	81,917,705	81,999,649
Dilutive effect of stock options	5,242,291	2,561,406	5,004,868	1,157,898
Dilutive effect of convertible preferred stock	32,667,123	32,667,123	32,667,123	32,667,123
Diluted weighted average shares outstanding	119,977,272	117,246,530	119,589,696	115,824,670
Basic earnings per share	$0.03	$0.00	$0.07	$0.01
Diluted earnings per share	$0.02	$0.00	$0.05	$0.01

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

At September 30, 2012, the Company has a term deposit with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZD125,000 (US$103,725) bears interest at 4.4% and matures in March 2013.

4)	Note receivable from affiliate

The Note receivable from affiliate of $3,071,563 at December 31, 2011 (the “Note”) represents the principal due on October 1, 2012 from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity). SSH LLC prepaid the Note on August 27, 2012, together with accrued interest of $126,661.

5)	Line of credit facility

The Company had a $1.0 million line of credit facility with a related party which expired unused on September 12, 2012.

6)	Redeemable Preferred Stock

On March 11, 2009, the Company issued 30,000,000 shares of Series A Preferred Stock for $0.10 per share in a private offering, for aggregate proceeds of $3,000,000 in additional capital. Expenses relating to the share issuance were $138,850.

The carrying value of the Preferred Shares at September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of paid-in-kind shares	266,712	266,712
Cumulative amortization of issuance costs	98,099	77,131
Balance	$3,225,961	$3,204,993

In 2013, the Company anticipates that accumulated cash dividends will be paid on the Series A Preferred Stock. Accordingly, preferred stock dividends of $269,504 for the nine months ended September 30, 2012 are included in accrued expenses.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2011, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 1, 2012 of $239,557. This was recorded as a capital contribution in 2011 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the Chairman of the Board of Directors of the Company and the holder of 4.9 million shares of common stock of the Company.

7)	Stockholders’ equity

On January 4, 2012, the Company received 133,811 shares of its common stock from SSH LLC, in satisfaction of the interest due on the Note on January 1, 2012 of $199,652. The shares were valued at $1.492 per share, which was the market value on the last trading day prior to the transaction. The shares were subsequently cancelled.

8)	Stock option and incentive plan

During the first three quarters of 2012, the Company issued 1.3 million stock options to employees, which were valued at $3,399,862 and will be recognized as expense over a three year vesting period. Total share-based compensation expense recognized for the three and nine months ended September 30, 2012 was $432,643 and $1,030,336, respectively. At September 30, 2012 there was $4,589,300 of unrecognized share-based compensation expense related to options granted that will be recognized over the next 5.75 years.

9)	Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rates in each tax jurisdiction. The income tax provision for the nine months ended September 30, 2012 includes U.S. income taxes at an effective rate of 22.4 % and foreign tax obligations of our U.K., New Zealand and Australian subsidiaries. The U.S. effective rate is lower than the statutory rate due to the expected utilization of approximately $6.2 million of net operating loss carryforwards in 2012, as discussed further below.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards will be limited. This limitation results in only $6.2 million available to offset expected taxable income in 2012. Beginning in 2013, a further limitation of approximately $0.5 million per year will be available to offset expected taxable income until expiration. Based on this limitation, the Company expects that approximately $2.5 million of its total net operating loss carryforwards of $16.7 million will expire unutilized in 2029. A full valuation allowance had previously been provided on the related deferred tax asset, and in the second quarter of 2012 the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The benefit expected to be realized from the utilization of the net operating loss carryforwards in 2012 has been reflected in the current year through the reduction in the effective tax rate. The Company has recorded a partial valuation allowance against the remaining net operating loss carryforwards available to offset future income through 2029 to the extent that it believes it is more likely than not that they will not be realized.

The Company and its subsidiaries may be subject to, but are not currently under, audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s federal and state income tax returns for the 2009 through 2011 tax years are open for, but are not currently under, examination by the respective taxing jurisdictions.

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

Our goal is to help companies streamline the creation and delivery of board materials through an easy-to-use and secure online software platform. Key elements of our strategy include:

•	Strengthening the existing product offering and offering new functionality,
•	Further building our existing client base through geographic expansion and new client acquisition,
•	Deepening relationships with existing client base, and
•	Minimizing client cancellations by offering superior customer service and support.

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

On December 12, 2007 we completed a public share offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.” As a result, the Company is subject to the regulation and reporting requirements imposed by NZX Limited, as well as the securities legislation of New Zealand and the regulatory oversight of the Financial Markets Authority of New Zealand. There is no United States established public trading market for our common stock. However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also subject to the U.S. reporting and regulatory requirements of the Securities and Exchange Commission (“SEC”) and the Securities Exchange Act of 1934. Because of this dual regulation in New Zealand and the U.S., the Company is required to meet both standards, which means the Company sometimes is faced with conflicting requirements and always must comply with the more stringent rule.

We are pleased to report Diligent’s revenue growth. Diligent recorded quarterly revenue of $11.8 million for the third quarter of 2012, which represents a 145% increase over the third quarter of 2011. Year-to-date revenue was $30.2 million, a 163% increase over the first nine months of 2011. Diligent records its revenue from subscription-based sales and installation fees ratably over the contract period. In the third quarter of 2012, Diligent signed new contracts and upgrades to existing contracts with annual recurring revenue of $6.4 million, a 29% increase over the third quarter of 2011. Year-to-date, annual recurring revenue from new contracts and upgrades was $19.9 million, a 103% increase over the comparable 2011 period. This growth is evidence of a strong demand for the Diligent Boardbooks product.

The Company now serves over 1,600 public and private companies with over 2,330 boards and 46,000 users in the U.S., Canada, EMEA (Europe, Middle East and Africa), Australia and the Asia-Pacific region. During the third quarter of 2012, Diligent signed a total of 168 net new client agreements versus 170 in the same quarter last year. Diligent now services over 240 Fortune 1000 companies, of which 18 were added in the third quarter. The Company also added 34 New York Stock Exchange listed companies, 14 Toronto Stock Exchange and 15 London Stock Exchange companies as clients in the third quarter of 2012.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies as filed in our 2011 annual report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements at Item 1 of this Form 10-Q

Results of Operations for the Three Months Ended September 30, 2012 and 2011

	Three months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Revenues	$11,830,471	$4,826,544	$7,003,927	145%

The growth in total revenues of 145% in the third quarter of 2012 when compared with the 2011 third quarter is a result of the increase in new subscription agreements. The Company has continued to add subscription agreements each quarter since inception. At September 30, 2012, the total number of client agreements (net of cancellations) was 1,615, compared with 823 at September 30, 2011. A net of 168 new subscription agreements were added during the third quarter of 2012, compared with 170 for the third quarter of 2011. Sales increased in all of our major regions, with particularly strong growth in Europe and Australia. Additionally, upgrades from existing customers in the third quarter, based on dollar value added to existing annual contracts, increased 205% over the third quarter of 2011.

The Company recognizes revenue ratably over the contract period, which is generally twelve months. Accordingly, the full impact of the growth in subscription agreements during the quarter will be recognized over the next twelve months. All of the deferred revenue of $14.4 million recorded on the balance sheet at September 30, 2012 is expected to be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

	Three months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Cost of Revenues	$2,648,364	$1,360,428	$1,287,936	95%
% of Revenues	22%	28%

Cost of revenues is comprised of account management, customer support and IT services. The Company increased headcount in order to service our larger client base, resulting in an increase in employee salaries and incentive pay of approximately $1.0 million in total, consisting of $0.6 million in account management, $0.2 million in customer support and $0.2 million in IT services. Hosting costs increased by $0.2 million, due to the opening of an additional hosting center and the increase in capacity at our existing centers. The remainder of the increase consists of higher costs in support and maintenance, travel, and other expenses related to supporting our larger client base. Included within these increases are higher customer service and account management costs in the U.K. ($0.2 million), Australia ($0.2 million) and New Zealand ($0.1 million) as a result of the increase in European sales, the commencement of operations in Australia in 2012 and the addition of account management staff in New Zealand.

The gross profit ratio for the three months ended September 30, 2012 was 78%, compared with 72% for the third quarter of 2011.

	Three months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Selling and Marketing	$2,276,429	$1,402,901	$873,528	62%
% of Revenues	19%	29%

Selling and marketing expenses increased in the third quarter of 2012 as a result of an increase in salaries and commissions for our U.S. sales force of approximately $0.2 million. Foreign salaries and commissions increased by approximately $0.3 million, primarily due to an increase in sales staff in the U.K., commissions for existing sales staff and our expansion into the Australian market. U.K. marketing expenses increased by $0.1 million, as a result of our initiative to direct our European marketing efforts from the U.K. The remaining increase in selling and marketing expenses is due to increases in other selling expenses, including travel and support services, as well as a small increase in marketing, primarily due to trade shows and web advertising.

	Three months ended September 30
	2012	2011	Increase / (Decrease)	% Change
General and Administrative	$2,044,719	$1,217,648	$827,071	68%
% of Revenues	17%	25%

The increase in general and administrative expenses is comprised primarily of increases in the U.S. of $0.5 million and increases in the U.K. of $0.3 million. The U.S. increase primarily consists of share-based compensation costs of $0.4 million, with other increases in directors fees and expenses, professional fees, and office costs related to the growth of the Company. The U.K. increase is due to the significant expansion of our European operations based in the U.K., and consists principally of salaries and office costs.

	Three months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Research and Development	$576,056	$386,736	$189,320	49%
% of Revenues	5%	8%

The increase in research and development expenses is primarily due to increased staffing in our New Zealand subsidiary for product upgrades and enhancements. We maintain a small research and development department in our New York headquarters which also had a small increase in headcount.

	Three months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Depreciation and Amortization	$337,342	$125,234	$212,108	169%
% of Revenues	3%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Three months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Interest Income, net	$26,596	$45,642	$(19,046)	-42%
% of Revenues	0.2%	0.9%

Interest income, net, includes interest income on the note receivable from our affiliate and interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing, offset by interest expense on our capital lease obligations. The decrease in net interest income is attributable to a decrease in interest income on the note receivable, which was prepaid at the end of August 2012. This decrease more than exceeded the increase in interest earned on our cash due to higher cash deposits, and a small increase in interest expense on our capital lease obligations resulting from the addition of new leases in 2012.

	Three months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Foreign Exchange Transaction Gain (Loss)	$38,693	$(36,575)	$75,268	206%
% of Revenues	0.3%	-0.8%

The Company’s U.S. and foreign operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, and the U.S. parent Company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent Company maintains a portion of its cash balances in foreign currencies, primarily the New Zealand dollar and British Pound. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The gain recorded in the third quarter is due to the weakening of the U.S. dollar, while the loss recorded in the third quarter of 2011 is primarily a result of the strengthening of the U.S. dollar against the New Zealand dollar and British Pound.

	Three months ended September 30
	2012	2011	Increase / (Decrease)
Income Tax Expense	$1,109,608	$17,521	$1,092,087

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rates in each tax jurisdiction. The income tax provision for the three months ended September 30, 2012 includes U.S. income taxes at an expected effective rate of 22.4%, and foreign tax obligations of our U.K., New Zealand and Australian subsidiaries. The U.S. effective rate is lower than the statutory rate due to the expected utilization of approximately $6.2 million of net operating loss carryforwards in 2012, as discussed further in Note 9 to the condensed consolidated financial statements at Item 1 of this Form 10-Q. The significant increase in income tax expense is due to the fact that 2012 is the first year in which the Company expects to have taxable income after utilization of net operating loss carryforwards.

The income tax provision for the third quarter of 2011 consists entirely of foreign taxes.

Results of Operations for the Nine months Ended September 30, 2012 and 2011

	Nine months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Revenues	$30,163,255	$11,467,838	$18,695,417	163%

The growth in total revenues of 163% in the first three quarters of 2012 when compared with the first three quarters of 2011 is a result of the increase in new subscription agreements. The Company has continued to add subscription agreements each quarter since inception. At September 30, 2012, the total number of client agreements (net of cancellations) was 1,615, compared with 823 at September 30, 2011. A net of 589 new subscription agreements were added during the first three quarters of 2012, compared with 367 for the first three quarters of 2011, an increase of 60%. Sales increased in all of our major regions, with particularly strong growth in Europe and Australia. Additionally, upgrades from existing customers in the first three quarters of the year, based on dollar value added to existing annual contracts, increased 302% over the first three quarters of 2011.

The Company recognizes revenue ratably over the contract period, which is generally twelve months. Accordingly, the full impact of the growth in subscription agreements during the quarter will be recognized over the next twelve months. All of the deferred revenue of $14.4 million recorded on the balance sheet at September 30, 2012 is expected to be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

	Nine months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Cost of Revenues	$7,241,193	$3,320,902	$3,920,291	118%
% of Revenues	24%	29%

Cost of revenues is comprised of account management, customer support and IT services. The Company increased headcount in order to service our larger client base, resulting in an increase in employee salaries and incentive pay of approximately $2.8 million in total, consisting of $1.7 million in account management, $0.5 million in customer support and $0.6 million in IT services. Hosting costs increased by $0.5 million due to the opening of an additional hosting center and the increase in capacity at our existing centers. The remainder of the increase consists of higher costs in support and maintenance ($0.3 million), travel ($0.1 million), recruiting ($0.1 million), and other expenses related to supporting our larger client base. Included within these increases are higher customer service and account management costs in the U.K. ($0.6 million), Australia ($0.4 million) and New Zealand ($0.3 million) as a result of the increase in European sales, the commencement of operations in Australia in 2012 and the addition of account management staff in New Zealand.

The gross profit ratio for the nine months ended September 30, 2012 was 76%, compared with 71% for the comparable 2011 period.

	Nine months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Selling and Marketing	$6,294,114	$3,428,423	$2,865,691	84%
% of Revenues	21%	30%

Selling and marketing expenses increased in the first three quarters of 2012 when compared to the first three quarters of 2011 as a result of an increase in salaries and commissions for our U.S. sales force of approximately $1.4 million. Foreign salaries and commissions increased by approximately $1.0 million, primarily due to an increase in sales staff in the U.K., commissions for existing sales staff and our expansion into the Australian market. Marketing expenses increased by $0.1 million in the U.S., primarily due to an increase in headcount, including the addition of a Chief Marketing Officer. U.K. marketing expenses increased by $0.1 million, as a result of our initiative to direct our European marketing efforts from the U.K. The remaining increase in selling and marketing expenses is due to increases in other selling expenses, including travel and support services, as well as a small increase in marketing, primarily due to trade shows and web advertising.

	Nine months ended September 30
	2012	2011	Increase / (Decrease)	% Change
General and Administrative	$6,160,545	$3,394,105	$2,766,440	82%
% of Revenues	20%	30%

The increase in general and administrative expenses is comprised of increases in the U.S. of $2.2 million, the U.K. of $0.5 million and New Zealand of $0.1 million. The U.S. expense increases include executive compensation of $1.1 million, share-based compensation costs of $0.3 million, directors’ fees and expenses of $0.2 million, rent and other office costs of $0.2 million, and professional fees of $0.2 million. The U.S. increases are due to increases in headcount, salaries and bonuses for our New York executive office, expansion of our Board of Directors, and other costs related to the growth of the Company. The U.K. increase is due to the significant expansion of our European operations based in the U.K., and consists principally of salaries and office costs.

	Nine months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Research and Development	$1,629,691	$1,076,806	$552,885	51%
% of Revenues	5%	9%

The increase in research and development expenses is primarily due to increased staffing in our New Zealand subsidiary for product upgrades and enhancements. We maintain a small research and development department in our New York headquarters which also had a small increase in headcount.

	Nine months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Depreciation and Amortization	$833,124	$366,738	$466,386	127%
% of Revenues	3%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Nine months ended September 30
	2012	2011	Increase / (Decrease)
Impairment recovery on note receivable from affiliate	$-	$1,200,000	$(1,200,000)

At June 30, 2011, the Company determined that the value of the note receivable from affiliate was no longer impaired and the remaining balance in the valuation allowance of $1.2 million was reversed and recorded as income. In August 2012, the Note, which was due October 1, 2012, was prepaid at its full contractual value of $3.1 million.

	Nine months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Interest Income, net	$126,935	$134,404	$(7,469)	-6%
% of Revenues	0.4%	1%

Interest income, net, includes interest income on the note receivable from our affiliate and interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing, offset by interest expense on our capital lease obligations. The decrease in net interest income is attributable to a decrease in interest income on the note receivable, which was prepaid at the end of August 2012. This decrease more than exceeded the increase in interest earned on our cash due to higher cash deposits, and a small increase in interest expense on our capital lease obligations resulting from the addition of new leases in 2012.

	Nine months ended September 30
	2012	2011	Increase / (Decrease)	% Change
Foreign Exchange Gain/(Loss)	$24,019	$(32,652)	$56,671	174%
% of Revenues	0.1%	-0.3%

The Company’s U.S. and foreign operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, and the U.S. parent Company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent Company maintains a portion of its cash balances in foreign currencies, primarily the New Zealand dollar and British Pound. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The gain recorded for the first three quarters of 2012 is primarily a result of the weakening of the U.S. dollar, while the loss recorded in the first three quarters of 2011 is primarily a result of the strengthening of the U.S. dollar against the New Zealand dollar and British Pound.

	Nine months ended September 30
	2012	2011	Increase (Decrease)
Income Tax Expense	$1,894,487	$36,510	$1,857,977

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rates in each tax jurisdiction. The income tax provision for the nine months ended September 30, 2012 includes U.S. income taxes at an expected effective rate of 22.4%, and foreign tax obligations of our U.K., New Zealand and Australian subsidiaries. The U.S. effective rate is lower than the statutory rate due to the expected utilization of approximately $6.2 million of net operating loss carryforwards in 2012, as discussed further in Note 9 to the condensed consolidated financial statements at Item 1 of this Form 10-Q. The significant increase in income tax expense is due to the fact that 2012 is the first year in which the Company expects to have taxable income after utilization of operating loss carryforwards.

The income tax provision for the first three quarters of 2011 consists entirely of foreign taxes.

Liquidity and Capital Resources

At September 30, 2012, the Company’s sources of liquidity consist of cash and cash equivalents and term deposits of approximately $25.6 million. The Company previously had a $1.0 million revolving line of credit facility with a related party which expired unutilized in September 2012.

In the early stages of the Company’s history, the Company’s primary source of liquidity was the cash received from stock issuances. Through the third quarter of 2010, the Company’s cash flow from operations was negative and we relied on capital raises to sustain and grow our business. By the third quarter of 2010, the Company began generating positive cash flows from operations and 2010 marked the first year since inception of the Company that Diligent achieved positive cash flow from operations. The Company has continued to generate positive cash flows each subsequent quarter. The Company has no long-term debt, except for obligations under capital leases and software licensing agreements, and thus far our financing costs have consisted principally of the dividend on our preferred stock and repayments of our capital lease obligations. The Company anticipates that this trend will continue through the foreseeable future, with increased cash growth expected from operations in 2012. Additionally, in August 2012, the Company received $3.1 million in cash from the prepayment of the note receivable from our predecessor entity which was due October 1, 2012.

In order to minimize credit and market risk, the Company has invested $16.0 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent Company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Nine months ended September 30
	2012	2011
Cash provided by (used in):
Operating activities	$14,845,576	$2,294,365
Investing activities	(1,152,900)	(580,437)
Financing activities	2,814,734	(211,073)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2012 increased significantly compared with the first three quarters of 2011, due to the increase in the number of customers under contract. Note that $5.9 million of the cash generated by operating activities for the period came from the increase in deferred revenue, as subscription fees are paid in advance and recorded as deferred revenue until recognized.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2012 and 2011 consists entirely of purchases of property and equipment.

Net Cash Flows from Financing Activities

During the third quarter of 2012, the $3.1 million note receivable from our predecessor entity was repaid. This was offset by the dividend paid on the Company’s preferred stock, as well as repayments of capital leases and software licensing agreements, offset by proceeds of stock option exercises. In the first three quarters of 2011, cash used in financing activities included $159,338 of cash dividends paid on preferred stock and repayments of capital leases, offset by proceeds of stock option exercises.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the Company qualifies as a smaller reporting company, as defined by §229.10(f)(1) it is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended September 30, 2012, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect Diligent Board Member Services, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. [Reserved]

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit
Numbers	Exhibits

10.17	Diligent Board Member Services Stock Purchase Plan

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: November 13, 2012	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2012	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)

