Form 10-K
period 2012-12-31
Diligent Board Member Services, Inc.
filed 2013-03-18
CIK 1433269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates as of the last business day of the registrant’s second fiscal quarter, computed by reference to the last sales price as reported by NZX on June 30, 2012 of NZD 3.72 (US$2.98) per share, was US$161.6 million.

The number of shares of the registrant’s common stock outstanding as of March 6, 2013 was 83,776,155.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this Form 10-K.

i

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Diligent Board Member Services, Inc. believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Important factors that could cause actual results to differ materially include: our Special Committee investigation identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and U.S. regulatory obligations and such instances may expose us to potential regulatory actions and/or contingent liabilities; certain of our past stock issuances and stock option grants may expose us to potential contingent liabilities, including potential rescission rights; we are subject to New Zealand Stock Exchange Listing Rules and compliance with securities and financial reporting laws and regulations in the United States and New Zealand and face higher costs and compliance risks than a typical U.S. public company due to the need to comply with these dual regulatory regimes; as of December 31, 2012 we identified material weaknesses in our internal controls over financial reporting and concluded that our disclosure controls were not effective; we must address the material weaknesses in our internal controls, which otherwise may impede our ability to produce timely and accurate financial statements; our business is highly competitive and we face the risk of declining customer renewals or upgrades; we may fail to manage our growth effectively. There may also be other factors that cause the Company’s actual results to differ materially from the forward looking statements. We urge you to be cautious of the forward-looking statements which are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. Events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of future events could have a material adverse effect on our business, results of operations and financial position. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZSX Listing Rules.

AVAILABLE INFORMATION

We maintain a corporate website with the address www.boardbooks.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission. Such disclosures will be included on the website under the heading “About Us - Investor Center”. Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.

We are not incorporating information contained in the website by reference into this Annual Report on Form 10-K. The Company makes available, free of charge, through the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the SEC.

Materials filed with the SEC can be read and copies made at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov containing the reports, proxy and other information filed with the SEC. Recent New Zealand regulatory filings are available on www.nzx.com.

ii

EMERGING GROWTH COMPANY

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement in the U.S.;

(c) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d) the date on which we are deemed to be a large accelerated filer, as defined in section 240.12b-2 of title 17, Code of Federal Regulation, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley, which requires the registered accounting firm to attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

We are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require shareholder approval of executive compensation and golden parachutes.

iii

PART I

ITEM 1. BUSINESS

As used herein, unless the context otherwise requires, the terms “Company”, “we”, “us”, “our” and words of similar import refer to the combined business of Diligent Board Member Services, Inc. and its subsidiaries.

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

Company Overview

We develop and sell an online software application called Diligent Boardbooks. This secure board portal for the iPad, browser and personal computer helps directors, executives and administrative staff to speed and simplify how board materials are produced, delivered and reviewed. Each of our clients enters into a service agreement whereby we agree to provide and support the Diligent Boardbooks service. Diligent provides clients with subscription-based access to its software and also provides associated services including securely hosting the clients’ data and customer service and support for the application.

The Boardbooks product features an on-screen interface that looks and works like a book – or in the case of the iPad app, an e-book – and displays documents in single pages, from a secure central database. The software is accessed via the iPad app or browser and lets directors swipe or click to navigate easily throughout the entire virtual book.

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

The first phase of our business focus was developing and testing the Boardbooks system, building a loyal core customer base for the product, and promoting product awareness through exposure in print media. During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities. By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Boardbooks product. By 2009 we entered the customer acquisition phase of our business and in 2010 saw the introduction of the Boardbooks iPad app sharply accelerate demand. We currently provide the Boardbooks service to 2,571 boards and almost 52,000 users.

1 Diligent Boardbooks is a registered trademark of Diligent Board Member Services, Inc.

Development Timeline

The discussion below provides a general timeline of the development of the Diligent Boardbooks system:

•	Development and Testing (1998-2006). We began developing components of the Diligent Boardbooks system starting in 1998. In 2001, SunAmerica Funds requested a solution to automate the management of its board meeting papers. The development process took more than three years to create the first commercially viable version of Diligent Boardbooks. After developing the product for SunAmerica Funds, we began marketing and selling subscriptions, and developing a customer base. Typically, the sales process took more than a year prior to clients having the comfort to move their board materials to our servers.

•	Roll-out (2007-2008). The roll-out of a sales force commenced in 2007 and by the end of the 3rd quarter of 2007 our sales force had increased from 3 to 23 full time salespeople, which was subsequently reduced to 18 following performance evaluations. At the end of 2008, due to a difficult worldwide economic climate, we further reduced the sales force to 10.

•	Growth (2009-2011). Despite the global economic crisis and sales force reduction, the Company’s revenues grew from $5.0 million in 2009 to $18.0 million in 2011. In the fourth quarter of 2011 alone, we entered into 203 new client agreements, bringing the total new client agreements for the full year 2011 to 570 and the total clients under contract to 1,026.

•	Scale (2012 and forward). By year end 2012, Diligent saw the start of global scaling of its Boardbooks product with clients in 32 countries. The total number of net new client agreements for the full year 2012 was 782. This represented a record year for sales with a 66% increase in the dollar value of new client agreements over the prior year. Total revenues for the year increased 143% to $43.7 million.

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

Our common stock is listed on the New Zealand Stock Exchange and trades under the symbol “DIL.”

Activities of Foreign Subsidiaries

The Company has the following wholly-owned foreign subsidiaries:

Diligent Board Member Services NZ Limited (“DBMS NZ”),	New Zealand
Diligent Boardbooks Limited (“DBL”)	United Kingdom
APAC Board Services PTE. Ltd. (“APAC”)	Singapore
Diligent Board Services Australia PTY Ltd. (“DBA”)	Australia
Diligent APAC Limited	Hong Kong

DBMS NZ primarily provides research and development services for the Company, as well as customer support and account management. DBL provides European sales, marketing, account management, customer support and IT support. APAC provides Asia-Pacific sales and marketing services. DBA began operations in 2012 and provides sales and marketing in Australia and New Zealand. In December 2012, the Company formed Diligent APAC Limited in Hong Kong, which has had no operations to date. The Company has no domestic subsidiaries.

Market Opportunity

The electronic board portal industry remains in its early stages in most markets with penetration still relatively low outside of the U.S., U.K. and Australia. Our client base was initially comprised of blue chip companies predominantly in the financial services sector.  These entities had previously been prime targets because their board materials are crucial to effectively managing the corporate governance process. Public recognition by prominent publications helped us become a leader in the provision of online board portal software in this sector, as have referrals from growing numbers of directors using the product. We believe a vast opportunity still remains in the global financial services sector.

In addition to the financial services sector, Diligent has expanded into numerous other sectors as well, including banking, insurance, utilities, oil and gas, retail, consumer products, manufacturing, construction, telecommunications, health care, universities, not-for-profits and government in the U.S., Canada, EMEA (Europe, Middle East and Africa) and the Asia Pacific region. Diligent Boardbooks now serves 33% of the FTSE 100. While the newer geographic regions are showing strong growth, North America still remains our largest market. Diligent now services 25 percent of the Fortune 1000 companies and 14 percent of NYSE listed companies.

In 2012, Diligent achieved sales revenue of $43.7 million, a year-to-year increase of 143%. We believe the Company’s ability to continue to significantly grow its recurring income each quarter confirms that its SaaS business model is strongly positioned for the future.

We further believe the drivers behind Diligent’s significant sales growth include:

•	Greater brand recognition of the Diligent Boardbooks product.

•	A highly skilled and focused sales force.

•	Shorter sales cycle driven by the increasing confidence in and acceptance of Diligent’s Boardbooks product.

•	The introduction of an Apple iPad compatible version of Diligent Boardbooks in September 2010, and the acceptance of Boardbooks for iPad 1.0 into the Apple App Store in early January 2011. The Apple iPad version of Diligent Boardbooks has since been upgraded to iPad 1.5 as of January 2013.

•	High customer confidence in, and satisfaction with, the product; supporting a trend where existing clients continue to upgrade services, add new users and provide new client referrals. The Company’s client retention rate in 2012 was 97%.

•	Robust growth in international markets.

Our Product Strengths

The market for our Diligent Boardbooks system is extremely competitive. Our ability to differentiate our offering from the competition is based on a number of factors, the most significant of which are described below.

Established Brand. We began development in early 2001 ahead of many of our competitors. As a result, we believe our brand is more established in the marketplace.

Ease of Use. Diligent Boardbooks portal looks and works just like a book – or in the case of the iPad app, like an e-book – making it incredibly intuitive and easy to use. Directors can click or swipe single pages, or navigate off the agenda. This “ease of use” has been one of the many key elements to Diligent Boardbooks' popularity among executives with little time to learn a new system.

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

We have been SSAE 16/ ISAE 3402 Type 2 (SOC 1) or SAS 70 – Series II Audited (Statement on Auditing Standards – Service Organizations) audited for eight consecutive years. This means our client base can be assured that their most intimate corporate information is secure.

Global Support. We serve the highest level officers of some of the largest companies in the world. To assist with completely meeting the expectations of these directors and their key employees, we have staff and contractors in eight countries. Our support team is trained to work with its high-level clients to solve any problem a user might encounter. This high level of support is a core competency that has helped to ensure successful implementation and retention of over 2,570 companies and almost 52,000 users to date, while maintaining a 97% retention rate.

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

We believe the Company has built a team with deep experience in business-to-business, technology and governance marketing and sales. Marketing and sales capabilities have been built to address market potential in over 30 countries. We believe we have taken a prominent position in key channels to build awareness with target audiences. We have built strategic relationships and invested in the preeminent groups and communities serving board members and their administrative teams in a number of regions. We have committed to provide an educational series on the latest developments in technology in the boardroom and best practices in how organizations are using board portals – both at conferences and webinars, as well as through private one-on-one information sessions provided by our sales force. Lastly, we are working closely with clients to highlight their success in using the Diligent Boardbooks board portal to improve governance and board communications.

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

Customers and Certain Contracts

Diligent Boardbooks is used by large and small corporations and institutions around the globe, across multiple industry sectors. While confidentiality arrangements limit Diligent from disclosing its client base, clients who have permitted disclosure include Aetna Inc., Aegon N.V., Barclays, Chiquita, Community Health Network, CVS Caremark, ElectraNet, Endo Pharmaceuticals, EpicBio, Deutsche Börse Group, Goodyear, Heineken, Kingfisher, Lend Lease, Occidental Petroleum, Rio Tinto, Tim Hortons, and the NZ Transport Agency. We have implemented the Diligent Boardbooks system for 2,571 boards and almost 52,000 users, including over 250 Fortune 1000 companies and 33% of the FTSE 100 companies in the U.K.

Research and Development

Our research and development efforts are now focused on improving and enhancing our Diligent Boardbooks system. Research and developments costs were $2.3 million, $1.5 million and $1.0 million for the years 2012, 2011 and 2010, respectively.

Competition

We are subject to significant competition that could increase the price pressure on our service, and impact our ability to gain market share and win business. While we face strong competition from a wide variety of firms, both large and small. Some of our primary direct competitors are the following:

•	Thomson Reuters, headquartered in New York, which provides a board portal service through a product called BoardLink as part of its Accelus governance, risk and compliance solutions
•	BoardVantage, Inc., located in California, which provides a product called BoardVantage Board Portal;

•	NASDAQ OMX, located in New York and Washington, which provides a product called Directors Desk as part of its Corporate Solutions
•	Computershare, based in Australia with a location in Massachusetts, which provides a product called BoardWorks as part of its Governance Services; and
•	ICSA Software International, headquartered in the United Kingdom, which provides a product called Blueprint BoardPad 2 as part of its Board Solutions.

We believe the principal factors that generally determine a company’s competitive advantage in the market in which Diligent Boardbooks competes are:

•	software development capabilities;
•	functionality and reliability of products and services;
•	competitive sales and marketing capabilities;
•	high quality support services;
•	proven testing record of software products and services; and
•	market share.

We believe that we compete favorably regarding each of these factors.

Regulation

Our business is not subject to any industry-specific regulation that affects our business as currently conducted, although we are subject to general tax, corporate, securities, employment, privacy and other laws and regulations that affect businesses generally. We are subject to the Listing Rules of the New Zealand Stock Exchange, New Zealand securities laws and United States securities laws, New Zealand financial reporting and audit laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance. See Item 1A “Risk Factors” regarding risks associated with our past non-compliance.

Environmental Matters

We do not believe that the costs and effects of compliance with environmental laws will be material to our business.

Employees

As of March 6, 2013, we had approximately 150 full-time employees. Of these, the majority are located in our New York offices. The remaining employees are located predominantly in our Christchurch, New Zealand office, which provides software and help desk support for several large corporations, as well as providing the software development of the Diligent Boardbooks product. We also have sales offices in London, Singapore, Sydney and Montreal, and an administrative office in Wayne, New Jersey.

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report and in our other public filings. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. If any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Our Special Committee’s review of certain stock issuances and stock option grants and our compliance with applicable regulations identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and U.S. regulatory obligations and such instances may expose us to potential regulatory actions and/or contingent liabilities. Due to our Special Committee investigation, we have incurred substantial expenses for accounting, legal and other professional services and we expect to incur additional costs in future periods.

On December 24, 2012, we announced in the U.S. that a Special Committee of our Board of Directors had commenced an independent investigation to review certain stock and stock options grants to certain executives that may not have been issued in compliance with the relevant stock option and incentive plans. On January 18, 2013, we announced that, based on information obtained by the Special Committee relating to a portion of the historical grants under review, the Special Committee found that three option awards appeared to have exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. On the recommendation of the Special Committee, the Company announced that the option awards that exceeded the caps would be cancelled and that the Special Committee would work with the executives affected by those cancellations to develop appropriate alternative compensation packages.

As part of its work regarding stock issuances and stock option grants under the relevant stock option and incentive plans, the Special Committee also reviewed the Company’s compliance with applicable regulations since listing on the NZSX market in 2007, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that the Company was not, or may not have been, in compliance with its New Zealand regulatory obligations. In addition, it was noted that the Company had not registered shares authorized for grant under its stock incentive plans pursuant to the Securities Act of 1933. The Special Committee determined that these instances of non-compliance were inadvertent, and attributable in part to the constrained resources of the Company in a period of financial difficulty in the years following its listing on the NZSX market, the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements.

On March 12, 2013, the Board unanimously adopted remedial actions in response to the findings and recommendations of the Special Committee. The Special Committee investigation and findings and remedial measures adopted by our Board of Directors are described in further detail in Part II, Item 9A, “Controls and Procedures.” The independent investigation of our historical stock issuances and stock option grants and related matters have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $262,617 in 2012, and we expect to incur additional costs in future periods.

As a result of the events described above, we have become subject to a number of significant risks, each of which could have an adverse effect on our business, financial condition and results of operations, described below. We face risks related to possible regulatory actions regarding certain of our past stock issuances and stock option grants, which could require significant management time and attention, and could require us to pay fines or other penalties. We may be subject to an increased risk of claims or litigation, the defense of which will require our management to devote significant attention and to incur significant legal expense and which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties pursuant to any indemnification obligations that we may have. We anticipate that general and administrative expenses will increase going forward due to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements, as discussed in Item 9A of this Annual Report on Form 10-K. The Special Committee is also working to develop appropriate compensation alternatives for executives who received stock options in excess of plan caps. At the time such arrangements are finalized, we expect to incur additional compensation expense which may be material.

Certain of our past stock issuances and stock option grants may not have complied with applicable securities laws and regulations and may expose us to potential contingent liabilities, including potential rescission rights or similar rights under New Zealand law.

Previously, we have offered and sold our common stock and options over common stock to employees, directors and others in transactions that may not have been in compliance with applicable New Zealand and U.S. requirements. We did not file with the SEC registration statements covering issuances under our stock incentive plans and certain of the sales and issuances may not have qualified for a valid exemption under the Securities Act of 1933. Consequently, regulatory actions and/or private proceedings could be commenced against us seeking to require us to conduct a rescission offer regarding certain prior sales, whereby we would offer to stockholders the right to rescind or unwind such sales. If a stockholder elects to accept a rescission offer, we would be obligated to pay that stockholder the purchase price plus interest and costs for his/her shares (less distributions previously paid on such shares). The costs required to conduct a rescission offer could be significant. The Securities Act generally requires a private action for a violation of Section 5 of the Securities Act to be brought within one year of the violation. Applicable statutes of limitations in state securities law actions vary.

We previously offered our securities to employees and directors in New Zealand for subscription without a registered prospectus and investment statement. The effect of doing so is that the securities so offered may be invalid under the Securities Act of 1978 (NZ). We have decided to submit an application to the High Court of New Zealand to have the foregoing securities validated. This process could involve significant management time and significant legal and other expenses. We expect that the application will be successful. If this application is unsuccessful, the current holders of those securities could seek the full value of any such invalidated securities which could be equal to the difference between the amount paid and the then-current market value of such securities.

Even though it is difficult to estimate the financial impact potential rescission rights or similar rights under U.S. and New Zealand law may have on our business, based on the current trading prices of our common stock and the prices at which such issuances occurred, we do not anticipate that any amounts paid would materially affect our liquidity. However, there can be no assurance our anticipations would prove accurate. Additionally, we could become subject to enforcement action and fines and penalties imposed by New Zealand authorities, the SEC, or state securities agencies.

We rely on our management team, in particular our Chief Executive Officer, to drive product development and the future growth of our business and if we lose or fail to attract key personnel upon whom we are dependent, our business will be adversely affected. We have not finalized certain compensation arrangements with our Chief Executive Officer.

Our future success depends largely upon the continued service of our key management and technical personnel, particularly Alex Sodi, our Chief Executive Officer. Mr. Sodi was one of the founders of the Company’s predecessor, and led the development of our Diligent Boardbooks offering since 2001, becoming our CEO in 2007. In January 2013, in connection with our Special Committee investigation, we announced that certain option awards that had exceeded applicable plan caps would be cancelled and that the Special Committee would work with the executives affected by the cancellation to develop appropriate compensation alternatives. Two option grants to Mr. Sodi, consisting of a grant of 2.4 million shares on August 20, 2009 with an exercise price of $0.14 per share, and a grant of 3.0 million shares on June 27, 2011 with an exercise price of $0.82 per share, are affected by these issues. Alternative compensation arrangements with Mr. Sodi have not yet been agreed between the Special Committee and Mr. Sodi. If such arrangements are not agreed, we may face contingent liabilities based on a claim by Mr. Sodi and could face the risk of loss of our CEO, which may have a material adverse impact on our business. At the time such arrangements are finalized, we expect to incur additional compensation expense, which may be material.

In addition, in order to continue to develop our product offering and remain competitive in competition with well-established companies such as Thomson Reuters, NASDAQ OMX, Computershare and others, we must rely on highly specialized engineering and sales talent. Our key employees represent a significant asset, and the competition for these employees is intense in the software and SaaS markets. We continue to anticipate significant increases in human resources, particularly in engineering and sales resources, through 2013 to support our growth. Any inability to attract, retain and motivate qualified personnel would negatively impact our ability to grow our business and continue to develop our product offerings.

We are subject to U.S. securities laws as a SEC registered company and New Zealand securities and financial reporting laws as a listed company in New Zealand, and these dual regimes increase both our costs and the risk of noncompliance.

As a public company, we incur significant legal, accounting and other expenses associated with compliance with applicable laws, rules, regulations and listing requirements. From a New Zealand perspective, these include the NZSX Listing Rules, the Securities Act of 1978, Securities Markets Act of 1988 and the Financial Reporting Act of 1993. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules subsequently implemented by the SEC and the FMA, have imposed a variety of compliance requirements on public companies, including requiring changes in corporate governance practices. In addition, the SEC, the U.S. Congress and the New Zealand Parliament may continue to increase the scope of applicable disclosure and corporate governance-related rules. Our management and other personnel may need to devote a substantial amount of time to the compliance requirements associated with being a SEC registered company and a New Zealand listed company. Moreover, requirements imposed by these laws, rules and regulations have increased and may continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices.

We have concluded that as of December 31, 2012, our disclosure controls were not effective and we identified material weaknesses in our internal controls over financial reporting. Our adoption of remedial measures to improve our internal controls will cause us to incur additional costs in future periods. Any failure in our remediation efforts could have a material adverse effect on our ability to file required reports with the SEC, NZX or the New Zealand Registrar of Companies and report our financial results timely and accurately.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and identified material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances. We did not follow adequate practices to ensure that such issuances and grants are in compliance with our stock option and incentive plans, New Zealand securities laws, U.S. securities laws, and New Zealand exchange listing requirements. Weaknesses in our compliance procedures could have resulted in a material error in our financial statements. Our management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to the material weaknesses in internal controls and a failure to file certain Current Reports on Form 8-K with the SEC.

A material weakness is defined as a control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. An effective internal control environment is necessary for us to produce reliable financial reports.

For further information about these material weaknesses, please see Item 9A “Controls and Procedures” included elsewhere in this Annual Report on Form 10-K. Because of these material weaknesses, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. We plan to implement a number of remedial measures designed to address the material weaknesses identified. If we do not successfully improve our internal controls, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation.

In addition, even if we are successful in strengthening our internal controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC, the NZX or the New Zealand Registrar of Companies. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.

We are subject to New Zealand financial reporting and audit requirements as an entity listed on a New Zealand registered exchange. Our accounts must therefore comply with the Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011.

The Directors of the Company are responsible for preparing and arranging for its financial statements to be audited in accordance with the Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011. These financial statements must be filed with the Registrar of Companies in New Zealand and with NZX under the NZSX Listing Rules. The Company prepares its financial statements under U.S. GAAP which is permitted under the Financial Reporting Act of 1993. The Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011 require the Company to engage a registered audit firm or licensed auditor to audit the financial statements prepared by the Company. The Company’s auditor, Holtz Rubenstein Reminick LLP, is not a registered audit firm in New Zealand for the purposes of The Auditor Regulation Act of 2011 (New Zealand). As a result, Diligent’s financial statements for the year ended December 31, 2012 have not been audited in accordance with the New Zealand Financial Reporting Act of 1993. They have been prepared in accordance with U.S. GAAP. The Company is presently working to engage an audit firm which is capable of complying with these requirements in the future. The Company’s current auditors are a registered member of the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants.

Our securities are not currently traded on any United States public markets other than periodic trading on the over-the-counter bulletin board (“OTCBB”).

Other than periodic trading on the OTCBB, there is no public market for our shares in the United States or in any other jurisdiction other than New Zealand. The trading price of our shares on the OTCBB may not accurately reflect the price or prices at which purchasers or sellers would be willing to purchase or sell our common stock in a liquid market. We have not determined whether we will seek the quotation of our shares on any national exchange in the United States. We cannot assure you that we will seek to be quoted on any national exchange in the United States or that we would meet any applicable listing requirements.

Our business depends on customers renewing and upgrading their subscriptions for our services, and any decline in our customer renewals or upgrades may harm our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, which is typically 12 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our services. Moreover, under specific circumstances, our customers have the right to cancel their service agreements before they expire. As a result, our ability to grow is dependent in part on customers renewing their subscription contracts. We may not accurately predict future trends in customer renewals and upgrades and our customer renewal or upgrade rates may decline or fluctuate because of a variety of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscription contracts, renew on less favorable terms, or if customers terminate subscription contracts before the end of their respective terms, our revenue may grow more slowly than expected or decline, which could adversely affect our operating results.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and that our customers do not react negatively to any price changes related to these additional features and services. If our efforts to up sell to our customers are not successful and negative reaction occurs, our business may suffer.

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2009 and 2012, our revenues increased from $5.0 million to $43.7 million. During such time, we significantly increased our sales force. We plan to significantly increase our operating expenses to expand our sales and marketing capabilities and broaden our customer support capabilities. Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations. We also intend to continue expanding our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. To manage our expected growth, we will have to:

•	retain existing personnel;

•	hire, train, manage and retain additional qualified personnel, including sales and marketing personnel;

•	implement additional operational controls, reporting and financial systems and procedures; and

•	effectively manage and expand our relationships with customers, subcontractors and other third parties responsible for manufacturing and delivering our products.

If we are unable to effectively manage such growth, our business may become inefficient and we may not be able to effectively compete, increase our revenues or control our expenses. See also Item 9A for disclosures relating to our need to hire additional compliance staff.

Interruptions or delays in service from our data center hosting facilities could impair the delivery of our services and harm our business.

We currently serve our customers from data center hosting facilities located in the United States and in Canada. Any damage to, or failure of, our systems generally could result in interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently backed up and/or replicated in near real-time in a facility located in the United States and/or Canada. Companies and products added through acquisition may be temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services. Even with the disaster recovery arrangements, our services could be interrupted. Our data center facility providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facility providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience additional costs or downtime in connection with the transfer to, or the addition of, new data center facilities.

As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our IT systems, our services may be perceived as not being secure, customers may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

Our services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data. Because we do not control the transmissions between our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provision of our services until equivalent technology is either developed by us, or, if available, is identified, to our customers purchased or licensed and then integrated into our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our services which could harm our business.

The market for cloud-based applications may develop more slowly than we expect.

Our success will depend, to a large extent, on the willingness of organizations to accept cloud-based services for applications that they view as critical to the success of their organization. Many organizations have invested substantial effort and financial resources to integrate traditional enterprise software into their organizations and may be reluctant or unwilling to switch to a different application or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our application include:

•	the security capabilities, reliability and availability of cloud-based services;

•	customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to minimize the time and resources required to implement our suite;

•	our ability to maintain high levels of customer satisfaction;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer;

•	our ability to provide rapid response time during periods of intense activity on customer websites; and

•	the price, performance and availability of competing products and services.

The market for these services may not develop further, or may develop more slowly than we expect, either of which would harm our business.

Assertions by a third party of intellectual property infringement, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent and an increasing amount of litigation based on allegations of infringement or other violations of intellectual property rights. As we continue to grow, the possibility of claim of intellectual property rights against us may increase. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, our service agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination could prevent us from offering our suite of services to our customers and may require that we procure or develop substitute services.

For any intellectual property rights claim against us or our customers, we may have to pay damages, license fees and/or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products and services. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our product and service offerings which could negatively affect our business.

Our success depends in large part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We do not have any issued patents and currently have no patent applications pending. Any patents that may be issued in the future may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

We enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Enforcement of our intellectual property rights also depends on our successful legal actions against infringement by third parties, but these actions may not be successful, even when our rights have been infringed.

Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

Sales to customers outside the United States expose us to risks inherent in international sales.

We sell our products and services throughout the world and are subject to risks and challenges associated with international business. For example, sales to customers in foreign countries represented approximately 32% of our total revenues for the year ended December 31, 2012, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple overlapping and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have customers and a small balance of our cash and cash equivalents. Liquidity issues or political actions by sovereign nations could result in decreased values for our cash and cash equivalents;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	foreign currency fluctuations and controls;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	natural disasters, acts of war, terrorism, pandemics or security breaches; and

•	regional economic and political conditions.

Any of these factors could negatively impact our business and results of operations.

Additionally, our international subscription fees are paid either in U.S. dollars or local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our services more expensive for international customers, which could harm our business.

The markets in which we compete are intensely competitive, and if we do not compete effectively, our operating results may be harmed.

The markets in which we operate are intensely competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margin or the failure of our services to achieve or maintain more widespread market acceptance. Often we compete to sell our application suite against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

We face competition from both traditional software vendors and SaaS providers. Our principal competitors include Thomson Reuters, BoardVantage, Inc., NASDAQ OMX, Computershare, and ICSA Software International. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.

Material defects or errors in the software we use to deliver our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.

The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our services, and new errors in our existing services may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:

•	a reduction in sales or delay in market acceptance of our services;

•	sales credits or refunds to our customers;

•	loss of existing customers and difficulty in attracting new customers;

•	diversion of development resources;

•	harm to our reputation; and

•	increased warranty and insurance costs.

After the release of our services, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors in our services may be substantial and could harm our operating results.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our application suite and harm our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments and agencies becomes more likely. For example, we believe increased regulation is occurring in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our solutions and restricting our ability to store, process and share data with our customers.

Our customers can use our services to store contact and other personal or identifying information regarding their customers and contacts. Federal, state and foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals in addition to laws and regulations that impact the cross-border transfer of personal information. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our services and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our services in certain industries.

In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed in this manner, our application suite would be less effective, which may reduce demand for our services and harm our business.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

•	providing for a classified board of directors, meaning that only one-third of our board stands for election at each annual meeting;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•	providing the Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	limiting the total number of directors on our board to seven and the filling of vacancies or newly created seats on the board to our Board of Directors then in office; and

•	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without a supermajority approval of our outstanding common stock.

Any provision of our amended and restated certificate of incorporation or our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

As an entity listed on the NZSX, the takeover provisions of the listing rules apply except for the compulsory acquisition provisions of listing rules 4.8 and 4.8.5. The takeover provisions are reflected in the Company’s amended and restated bylaws. These provisions restrict transfers of quoted equity securities to directors and associated persons of directors and those who hold non-public material information about the Company (each, an “Insider”). In summary, transfers are restricted where they would result in an Insider controlling more than 20% or more of the votes attached to the relevant class of quoted equity securities or if 20% or more votes are controlled, an increase occurring in excess of 5% over the preceding 12 months. In order for a restricted transfer to be effected the notice and pause process described in the NZSX takeover provisions must be followed. Additionally, the Company may be required to prepare an appraisal report in connection with any potential takeover by an Insider. This process may deter a change in control by an Insider and, therefore, limit the opportunity for stockholders to receive a premium for their shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our headquarters are located at 39 West 37 St., New York, NY 10018, where our primary executive, sales and administrative offices are located. We also have an ancillary administrative office located at 155 Willowbrook Boulevard, Suite 410, Wayne, NJ 07470. We have sales offices in Canada, England, Singapore and Australia. We also have an office at 49 Carlyle Street, Christchurch, New Zealand, where our software development takes place. We lease all of these properties and do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. We intend to open additional sales offices as our geographic sales footprint warrants.

We believe that our facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K. As noted in Item 1A. “Risk Factors”, the Company is in discussions with the relevant New Zealand regulatory authorities in respect of past stock issuances and stock option grants and other matters where there may not have been compliance with the applicable laws or rules. There is a risk of regulatory action in respect of these matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 12, 2007, we completed a public share offering of 24,000,000 shares of our common stock in conjunction with our listing of our stock on the New Zealand Stock Exchange. Our common stock currently trades on the New Zealand Stock Exchange under the symbol “DIL.”

Our common stock also trades periodically on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “DLBDF.” Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. OTCBB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

The following table shows the high and low closing sales prices for our common stock on the New Zealand Stock Exchange in New Zealand dollars.

	Closing Price of Common Stock (NZD)
Period	High	Low
2011 — 1st Quarter	.86	.64
2011 — 2nd Quarter	1.26	.78
2011 — 3rd Quarter	1.37	1.02
2011 — 4th Quarter	1.96	1.22
2012 — 1st Quarter	3.20	1.89
2012 — 2nd Quarter	3.72	3.24
2012 — 3rd Quarter	4.02	3.70
2012 — 4th Quarter	5.53	3.63

Holders

As of March 6, 2013, there are 1,955 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock within the past two fiscal years or during the current fiscal year.

Recent Sales of Unregistered Securities

The following is a summary of transactions by our company involving offers or sales of its securities under our 2007 Stock Option Plan, 2010 Stock Option Plan and Stock Purchase Plan that were not registered under the Securities Act of 1933 (or “Securities Act”) and were not previously disclosed as unregistered issuances of securities.

1.	Between October 18, 2010 and March 4, 2013, we issued 1,285,002 shares of common stock to employees, directors and others who exercised stock options previously awarded to them pursuant to our 2007 Stock Option Plan. The exercise price of such options ranged from $0.14 per share to $0.16 per share, with a weighted average exercise price of $0.15 per share.

Between November 14, 2012 and January 23, 2013, we issued 900,000 shares of common stock to employees, directors and others who exercised stock options previously awarded to them pursuant to our 2010 Stock Option Plan. The exercise price of such options ranged from $0.45 per share to $0.46 per share, with a weighted average exercise price of $0.45 per share.

2.	On November 9, 2012, the Company issued 9,964 shares to three employees and a director at a purchase price of $3.01 per share, pursuant to its Stock Purchase Plan.

The Company believes that the offers and sales by the Company of the securities described above may have qualified for the exemption from registration provided by 4(2) of the Securities Act for transactions by an issuer not involving a public offering or other applicable exemptions under the Securities Act including Regulation S. However, the Company did not have processes in place to ensure that requirements to qualify for such exemptions were satisfied at the time of issuance. The Company is continuing to evaluate the issuances and no assurance can be provided at this time that all such issuances complied with Section 5 of the Securities Act of 1933, or applicable state or foreign law requirements.  See Item 1A.  "Risk Factors."

Issuer Purchases of Equity Securities

During the three months ended December 31, 2012, the Company did not repurchase any shares of its common stock.

Item 6. Selected Financial Data

Because the Company is entitled to comply with the disclosure obligations applicable to a smaller reporting company, as defined by §229.10(f)(1), with respect to this Annual Report on Form 10-K, it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On December 12, 2007 we completed a public share offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.” As a result, the Company is subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange. While our common stock trades on a periodic basis on the OTCBB, there is no United States established public trading market for our common stock. However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the U.S. subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934. We are subject to the Listing Rules of the New Zealand Stock Exchange, New Zealand securities laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

Additionally, the Special Committee’s Report and recommendations adopted by the Board indicate that further resources need to be allocated to compliance and this will result in additional costs for the Company.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). This is consistent with the requirements of the Financial Reporting Act of 1993. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, deferral of costs, the net realizable value of assets, software development costs, the impairment of long-lived assets and note receivable, income taxes and assumptions for stock-based compensation. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Share-based compensation consists of stock and stock options issued to employees and contractors for services rendered. The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award.

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Interest Income (Expense), net

Interest income is derived from interest bearing deposits held by U.S., U.K. and New Zealand banks, together with investment income from a loan receivable due from a related party, SSH LLC until its repayment in August of 2012.

Foreign Exchange

As a worldwide company, certain of Diligent’s revenues and expenses are denominated in foreign currencies, which are recorded at the approximate rates of exchange in effect at the transaction dates. Assets and liabilities are translated at the exchange rates in effect at the balance sheet dates, with differences recorded as foreign exchange gains or losses in the statements of income. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar, the New Zealand dollar (NZD), the British Pound (GBP) and the Australian dollar (AUD).

The Company’s wholly-owned subsidiaries, DBL, DBMS NZ and DBA, utilize the GBP, the NZD and the AUD, respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. Prior to the fourth quarter of 2012, the Company’s Singapore subsidiary used the Singapore dollar as its functional currency. Effective October 1, 2012, the Company changed the functional currency to the U.S. dollar. The Company believes that the growth in this subsidiary’s U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company’s consolidated financial statements.

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

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s federal, state and foreign income tax returns for the 2009 through 2011 tax years are open for examination by the respective taxing jurisdictions.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements at Item 8 of this Annual Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2012 and 2011

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
Revenues	$43,736,243	$17,966,114	$25,770,129	143%

The growth in total revenues of 143% for the year ended December 31, 2012 when compared with 2011 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 97%. The Company has continued to add subscription agreements each quarter since inception. At December 31, 2012, the total number of client agreements (net of cancellations) was 1,808, compared with 1,026 at December 31, 2011. A net of 782 new subscription agreements were added during 2012, compared with 570 in 2011, an increase of 37%. Sales increased in all of our major regions, with particularly strong growth in Europe and Australia. Additionally, upgrades from existing customers in 2012, based on dollar value added to existing annual contracts, increased 213% over 2011.

The Company recognizes revenue ratably over the contract period, which is generally twelve months. Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months. All of the deferred revenue of $17.6 million recorded on the balance sheet at December 31, 2012 is expected to be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
Cost of Revenues	$10,042,842	$5,029,894	$5,012,948	100%
% of Revenues	23%	28%

Cost of revenues is comprised of account management, customer support and IT services. The increase in costs of revenues is predominantly due to the increase in headcount to service the Company’s larger client base. Worldwide, employee salaries and incentive pay increased by $3.7 million, consisting of $2.3 million in account management, $0.7 million in customer support and $0.7 million in IT services. Hosting costs increased by $0.8 million due to the opening of an additional hosting center and the increase in capacity at our existing centers. The remainder of the increase consists of higher costs in bandwidth and phone support ($0.2 million), travel ($0.1million), and other expenses related to supporting our larger client base. Included within these increases are higher customer service and account management costs in the U.K. ($0.8 million), Australia ($0.6 million) and New Zealand ($0.4 million) as a result of the increase in European account management, customer support and IT services staff, the commencement of operations in Australia in 2012 and the addition of customer support staff in New Zealand.

Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 77% for the year ended December 31, 2012, compared with 72% for 2011.

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
Selling and Marketing	$8,554,058	$5,203,245	$3,350,813	64%
% of Revenues	20%	29%

Selling and marketing expenses increased by 64% in 2012 when compared with 2011 primarily as a result of an increase in salaries and commissions for the Company’s worldwide sales force, the addition of staff in the U.K., and the commencement of operations in Australia.

Selling expense increased by $2.8 million worldwide, with salaries and commissions accounting for $2.6 million of the increase. The remainder of the increase is from recruiting, travel and other selling-related expenses. The Company’s U.S. sales force is the largest and accounted for $1.4 million of the increase in salaries and commissions, with the remainder coming from the U.K. ($0.7 million), Australia ($0.3 million) and Singapore ($0.2 million). The Company does not have a sales office in New Zealand.

Marketing expenses increased by $0.6 million worldwide, consisting of $0.3 million in the U.S., $0.2 million in the U.K., and a small increase in Australia. Approximately $0.2 million of the worldwide increase is attributable to headcount, including the addition of a Chief Marketing Officer in the U.S. Advertising expenses increased by $0.2 million, with trade shows and public relations accounting for an additional $0.2 million of the increase.

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
General and Administrative	$9,089,320	$4,692,722	$4,396,598	94%
% of Revenues	21%	26%

The increase in general and administrative expenses of $4.4 million is comprised of increases of $3.2 million in the U.S., $0.7 million in the U.K., $0.3 million in Australia and $0.2 million in New Zealand. The U.S. increase consists primarily of increases in headcount, salaries and bonuses for the Company’s executive officers and employees of $1.2 million. Other increases include professional fees of $0.5 million; MIS expenses of $0.5 million; share-based compensation of $0.5 million; Directors fees and expenses of $0.3 million due to the expansion of the Board of Directors; occupancy costs of $0.2 million; and other expenses related to the growth of the Company.

The increase in the U.K. is due to the expansion of the Company’s European operations, and includes $0.3 million in employee costs, including the addition of an executive director in the U.K., and $0.3 million in occupancy costs. The increase in Australia is due to the commencement of operations in that country, and the New Zealand increase is a result of an increase in salaries, professional fees, occupancy and recruiting expenses due to the growth of the Company.

We anticipate that general and administrative expenses will increase going forward due to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements, as discussed in Item 9A of this Annual Report on Form 10-K. The Special Committee is also working to develop appropriate compensation alternatives for executives who received stock options in excess of plan caps. At the time such arrangements are finalized, we expect to incur additional compensation expense which may be material.

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
Research and Development	$2,275,759	$1,533,494	$742,265	48%
% of Revenues	5%	9%

The increase in research and development expenses is primarily due to increased staffing in the Company’s New Zealand subsidiary for product upgrades and enhancements. The Company maintains a small research and development department at its New York headquarters, which also had a small increase in headcount. Worldwide, R&D labor costs increased $0.6 million, while the remaining increase is due to software, internet and disaster recovery expenses.

The Company is positioned to further expand its market share by increasing its investment in research and development in 2013.

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
Depreciation and Amortization	$1,216,338	$592,426	$623,912	105%
% of Revenues	3%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. During 2012 and 2011, the Company added property and equipment of $4.0 million and $1.5 million, respectively.

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
Special committee expenses	$262,617	$-	$262,617	N/A
% of Revenues	1%

The Company’s Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps. Included in Special Committee expenses are fees and expenses incurred by legal counsel to December 31, 2012, and estimated NZX penalties. The Company expects that it will incur additional expense in 2013 as the Special Committee continues its work.

	Year ended December 31
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

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
Interest Income, net	$116,920	$181,349	$(64,429)	-36%
% of Revenues	0.3%	1%

Interest income, net, includes interest income on the note receivable from our affiliate and interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing, offset by interest expense on capital lease obligations. The decrease in net interest income is attributable to a decrease in interest income on the note receivable, which was prepaid at the end of August 2012. This decrease more than exceeded the increase in interest earned on the Company’s cash held in interest-bearing accounts. Additionally, there was a small increase in interest expense on the Company’s capital lease obligations resulting from the addition of new leases in 2012 and 2011.

	Year ended December 31
	2012	2011	Increase / (Decrease)	% Change
Foreign Exchange Gain/(Loss)	$15,794	$(95,318)	$111,112	117%
% of Revenues	0.0%	-0.5%

The Company’s U.S. and foreign operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, and the U.S. parent Company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent Company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar, the New Zealand dollar, the British Pound and the Australian dollar. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The small gain in 2012 is the result of the relative stability over the year in the currencies in which the Company transacts business, as well as the prompt settlement of intercompany receivables and payables. The loss in 2011 was primarily a result of the strengthening of the U.S. dollar against the New Zealand dollar and British Pound.

	Year ended December 31
	2012	2011	Increase (Decrease)
Income Tax Expense	$3,286,728	$(1,102,019)	$4,388,747
Effective Tax Rate	26.4%	-50.1%

Income tax expense increased significantly, as the Company has become profitable and is now subject to tax in multiple jurisdictions. The overall effective tax rate of 26.4% is lower than the U.S. statutory rate due to the utilization of approximately $5.8 million of net operating loss carryforwards in the U.S., and lower tax rates in foreign jurisdictions. The Company expects its income tax rate to increase in 2013, due to the utilization of a substantial portion of its net operating loss carryforwards in 2012 and the annual limitation on future utilization of net operating loss carryforwards imposed by Section 382 of the U.S. Internal Revenue Code, which is discussed in more detail below.

The income tax benefit in 2011 includes a U.S. tax benefit of $1,145,091 offset by New Zealand tax expense of $43,072. The U.S. tax benefit consists of $1,154,008 tax benefit from the partial release of the valuation allowance on deferred tax assets, offset by a provision of $8,917 for alternative minimum taxes. At December 31, 2011, management concluded that it was more likely than not that a portion of the Company’s net deferred tax assets would be realized through future taxable income, and released a portion of the valuation allowance which had been provided on the Company’s deferred tax assets. Due to a history of tax losses, resulting in a cumulative loss position, the Company had previously recorded a full valuation allowance against all its U.S. net deferred tax assets. The release of a portion of the valuation allowance was based upon the future taxable income expected to be generated from existing contracts only.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards will be limited. This limitation resulted in only $5.8 million available to offset taxable income in 2012. Beginning in 2013, a further limitation of approximately $0.5 million per year will be available to offset expected taxable income until expiration. Based on this limitation, the Company expects that approximately $2.5 million of its total net operating loss carryforwards of $16.7 million will expire unutilized in 2029. In 2012, the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

Liquidity and Capital Resources

At December 31, 2012, the Company’s sources of liquidity consist of cash and cash equivalents and term deposits of approximately $33.4 million. The Company previously had a $1.0 million revolving line of credit facility with a related party which expired unutilized in September 2012.

In the early stages of the Company’s history, its primary source of liquidity was the cash received from stock issuances. Through the third quarter of 2010, the Company’s cash flow from operations was negative and it relied on capital raises to sustain and grow the business, and on material cuts in operational costs. By the third quarter of 2010, the Company began generating positive cash flows from operations and 2010 marked the first year since inception of the Company that Diligent achieved positive cash flow from operations. The Company has continued to generate positive cash flows each subsequent quarter. Additionally, in August 2012, the Company received $3.1 million in cash from the prepayment of the note receivable from its predecessor entity which was due October 1, 2012. The Company has no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, its financing costs have consisted principally of the dividend on the preferred stock and repayments of capital lease and software licensing obligations. The Company anticipates increased cash flow from operations in 2013. The Special Committee is working to develop appropriate compensation alternatives for executives who received stock options in excess of plan caps. At the time such arrangements are finalized, we expect to incur additional compensation expense, which may be material.

In order to minimize credit and market risk, the Company has invested $24.0 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent Company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Year ended December 31
	2012	2011
Cash provided by (used in):
Operating activities	$22,712,648	$6,939,638
Investing activities	$(2,460,112)	$(662,813)
Financing activities	$4,058,167	$(554,482)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2012 increased significantly compared with 2011, due to the increase in the number of customers under contract. Note that $9.1 million of the cash generated by operating activities for the period came from the increase in deferred revenue, as subscription fees are paid in advance and recorded as deferred revenue until recognized.

Net Cash Flows from Investing Activities

Cash used in investing activities in 2012 and 2011 consists entirely of purchases of property and equipment.

Net Cash Flows from Financing Activities

During the third quarter of 2012, the Company received $3.1 million in cash from the repayment of the note receivable from the Company’s predecessor entity, and received $0.6 million in cash from the exercise of stock options and the purchase of stock under the Company’s stock purchase plan. Additionally, the Company recognized the $0.9 million tax benefit from the exercise of nonstatutory stock options, which is recorded directly to equity as additional paid-in-capital. These cash inflows were offset by the dividend paid on the Company’s preferred stock (net of the capital contribution), as well as repayments of capital lease and software licensing obligations. In 2011, cash used in financing activities included $159,338 of cash dividends paid on preferred stock and repayments of capital leases, offset by proceeds of stock option exercises.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Because the Company is entitled to comply with the disclosure obligations applicable to a smaller reporting company, as defined by §229.10(f)(1), with respect to this Annual Report on Form 10-K, it is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Diligent Board Member Services, Inc.

We have audited the accompanying consolidated balance sheets of Diligent Board Member Services, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. Diligent Board Member Services, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diligent Board Member Services, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

New York, New York

March 18, 2013

Diligent Board Member Services, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$33,311,409	$8,930,695
Term deposit	103,325	97,188
Accounts receivable, net	3,018,025	1,956,527
Prepaid expenses and other current assets	881,985	764,518
Deferred tax assets, net of valuation allowance	643,076	300,840
Note receivable from affiliate, net of valuation allowance	-	3,071,563
Total current assets	37,957,820	15,121,331

Property and equipment, net	5,036,753	2,088,495
Deferred tax assets, net of valuation allowance	-	882,600
Intangible assets, net	217,302	362,170
Restricted cash - security deposits	225,150	97,885
Other assets	166,748	-

Total assets	$43,603,773	$18,552,481

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$221,877	$857,883
Accrued expenses and other liabilities	2,614,638	1,396,794
Income taxes payable	1,640,025	40,030
Deferred revenue	17,581,436	8,495,661
Current portion of obligations under capital leases	701,972	99,250
Total current liabilities	22,759,948	10,889,618

Non-current liabilities:
Obligations under capital leases, less current portion	1,522,068	70,009
Deferred tax liabilities	111,589	-
Other liabilities	223,502	268,842
Total non-current liabilities	1,857,159	338,851

Total liabilities	24,617,107	11,228,469

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 shares issued and outstanding (liquidation value $4,900,068)	3,233,035	3,204,993

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 83,586,155 and 81,861,335 shares issued and outstanding	83,586	81,861
Additional paid-in capital	26,259,226	23,837,196
Accumulated deficit	(10,656,026)	(19,797,321)
Accumulated other comprehensive income (loss)	66,845	(2,717)
Total stockholders' equity	15,753,631	4,119,019
Total liabilities, redeemable preferred stock and stockholders' equity	$43,603,773	$18,552,481

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2012	2011
Revenues	$43,736,243	$17,966,114
Cost of revenues	10,042,842	5,029,894
Gross profit	33,693,401	12,936,220

Operating expenses:
Selling and marketing expenses	8,554,058	5,203,245
General and administrative expenses	9,089,320	4,692,722
Research and development expenses	2,275,759	1,533,494
Depreciation and amortization	1,216,338	592,426
Special committee expenses	262,617	-
Total operating expenses	21,398,092	12,021,887

Operating income	12,295,309	914,333

Other income (expenses):
Impairment recovery on note
receivable from affiliate	-	1,200,000
Interest income, net	116,920	181,349
Foreign exchange transaction gain (loss)	15,794	(95,318)
Total other income, net	132,714	1,286,031

Income before provision for income taxes	12,428,023	2,200,364

Income tax expense (benefit)	3,286,728	(1,102,019)

Net income	$9,141,295	$3,302,383

Earnings per share:
Basic	$0.11	$0.04
Diluted	$0.08	$0.03
Weighted average shares outstanding:
Basic	82,182,609	81,965,079
Diluted	120,015,175	117,168,176

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2012	2011
Net income	$9,141,295	$3,302,383
Other comprehensive income (loss):
Foreign exchange translation adjustment	69,562	(967)
Comprehensive income	$9,210,857	$3,301,416

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

and Comprehensive Loss

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	Income (Loss)	Equity

Balance at January 1, 2011	81,968,001	$81,968	$23,107,919	$(23,099,704)	$(1,750)	$88,433
Net income	-	-	-	3,302,383	-	3,302,383
Foreign exchange translation adjustment	-	-	-	-	(967)	(967)
Total comprehensive income						3,301,416
Capital contributions	-	-	439,557	-	-	439,557
Share-based compensation	-	-	907,543	-	-	907,543
Repurchase and cancellation of common stock	(225,000)	(225)	(250,107)	-	-	(250,332)
Exercise of stock options	118,334	118	19,324	-	-	19,442
Amortization of preferred stock offering costs	-	-	(27,702)	-	-	(27,702)
Preferred stock dividend	-	-	(359,338)	-	-	(359,338)
Balance at December 31, 2011	81,861,335	81,861	23,837,196	(19,797,321)	(2,717)	4,119,019
Net income	-	-	-	9,141,295	-	9,141,295
Foreign exchange translation adjustment	-	-	-	-	69,562	69,562
Total comprehensive income						9,210,857
Capital contribution			239,557			239,557
Share-based compensation	-	-	1,384,215	-	-	1,384,215
Tender of common stock in lieu of interest payment on note receivable from affiliate	(133,811)	(134)	(199,518)	-	-	(199,652)
Exercise of stock options	1,848,667	1,849	543,232	-	-	545,081
Shares issued under stock purchase plan	9,964	10	30,000			30,010
Income tax benefits - stock transactions			811,924			811,924
Amortization of preferred stock offering costs	-	-	(28,042)	-	-	(28,042)
Preferred stock dividend	-	-	(359,338)	-	-	(359,338)
Balance at December 31, 2012	83,586,155	$83,586	$26,259,226	$(10,656,026)	$66,845	$15,753,631

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$9,141,295	$3,302,383
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment recovery on note receivable from affiliate	-	(1,200,000)
Deferred taxes	463,417	(1,154,008)
Excess tax benefits realized from share-based compensation	(930,335)	-
Depreciation and amortization	1,216,338	592,426
Share-based compensation	1,384,215	907,543
Changes in operating assets and liabilities:
Accounts receivable	(1,061,498)	(1,462,479)
Prepaid expenses and other current assets	(317,119)	(470,037)
Restricted cash - security deposits	(127,264)	128,732
Accounts payable and accrued expenses	1,324,056	625,218
Income taxes payable	2,600,990	22,139
Deferred revenue	9,085,773	5,646,436
Other	(67,220)	1,285
Net cash provided by operating activities	22,712,648	6,939,638
Cash flows from investing activities:
Purchase of property and equipment	(2,460,112)	(662,813)
Net cash used in investing activities	(2,460,112)	(662,813)
Cash flows from financing activities:
Proceeds from note receivable from affiliate	3,071,563	4,122
Payment of preferred stock dividend, net of capital contribution in lieu of dividend	(119,781)	(159,338)
Proceeds from exercise of stock options and purchase of shares under stock purchase plan	575,091	19,442
Excess tax benefits realized from share-based compensation	930,335	-
Repayments of obligations under capital leases	(254,173)	(95,942)
Payments of obligations under software licensing agreements	(144,868)	(72,434)
Repurchase of common stock	-	(250,332)
Net cash provided by (used in) financing activities	4,058,167	(554,482)
Effect of exchange rates on cash and cash equivalents	70,011	(4,097)
Net increase in cash and cash equivalents	24,380,714	5,718,246
Cash and cash equivalents at beginning of year	8,930,695	3,212,449
Cash and cash equivalents at end of year	$33,311,409	$8,930,695

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$32,684	$27,333
Income taxes	$212,460	$51,355

Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from affiliate	$199,652	$-
Capital contribution in lieu of preferred stock dividend	$239,557	$439,557
Accrual of preferred stock dividend	$119,781	$119,781
Property and equipment acquired under capital leases	$2,308,954	$118,111
Acquisition of software licenses under long-term payment contracts	$-	$434,604
Property and equipment acquired with accounts payable	$-	$742,218

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

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

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZSX”). On December 12, 2007, the Company completed its initial public offering on the NZSX. The Company’s corporate headquarters are located in New York, New York.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Ltd. (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Boardbooks Australia (“DBA”), which provide sales, marketing and customer support services in their respective regions. The Company’s Singapore subsidiary, APAC Board Services PTE. Ltd. (“APAC”) provides sales in the Asia-Pacific region. At the end of 2012, Diligent formed a subsidiary in Hong Kong to support its Asia-Pacific sales and marketing, which had no operations in 2012. Diligent, together with its subsidiaries, are hereinafter referred to as “the Company”.

The Company’s consolidated financial statements are presented in U.S. dollars, rounded to the nearest dollar, which is the Company’s functional and presentational currency.

2)	Special Committee

In December 2012, the Board of Directors of the Company appointed a Special Committee of independent directors to examine Diligent's past stock issuances and stock option grants. The Special Committee's members were not on the Board at the time of the grants at issue, were not involved in their issue, and are not the recipients of any option grants. The Special Committee was delegated broad powers from the Board to take all such action in respect of the issuances as it deems necessary and advisable.

The Special Committee, assisted by attorneys in the U.S. and New Zealand, has conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period. As discussed in Note 16, the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. It is the Company’s intention that the option awards that exceeded the caps will be cancelled and appropriate alternative compensation packages will be developed for the affected employees.  These awards were determined by the Board to be reasonable compensation at the time, and were an important incentive component of the employees’ compensation packages.

As part of its work, the Special Committee also reviewed the Company's compliance with applicable regulations, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee has identified a number of instances where it appears that Diligent was not, or may not have been, in compliance with its U.S. and New Zealand regulatory obligations.

The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on NZSX, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It has recommended, and the Board fully endorses, that the Company work with its regulators to resolve these issues. It is possible that while Diligent seeks to work constructively with the regulators that fines or penalties for non-compliance could be imposed.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Costs for the Special Committee through December 31, 2012 were $262,617 and have been reported as a separate component of operating expenses. Included in Special Committee expenses are fees and expenses incurred by legal counsel through December 31, 2012, and estimated NZX penalties. The Company expects that it will incur additional expense in 2013 related to the work of the Special Committee and the implementation of improvements to its processes and procedures.

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

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $10,999,530 and U.S. treasury money market funds of $13,000,748. At December 31, 2011, cash equivalents include investments in U.S. treasury bills of $1,999,919, U.S. treasury money market funds of $3,000,046 and other money market funds of $2,750, which are carried at cost which approximates fair value.

Term deposits – Term deposits are short-term investments with banks, with maturities greater than three months at inception.

Accounts receivable – Accounts receivable are recorded at estimated net realizable value. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information. An allowance for doubtful accounts is provided for accounts receivable which management determines will not be collectable in full. At December 31, 2012 and 2011, management deemed all accounts receivable to be collectable and accordingly, there is no provision for doubtful accounts.

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

Years Ended December 31, 2012 and 2011

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

Advertising Expenses – Advertising is expensed as incurred. Advertising expense was $574,710 and $350,287 for the years ended December 31, 2012 and 2011, respectively.

Research and development – Software development costs are expensed as they are incurred until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, the Company has not capitalized any development costs. Costs incurred to enhance products after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the consolidated statements of income.

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

Foreign exchange – The Company’s wholly-owned subsidiaries, DBL, DBMS NZ and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZD) and Australian Dollar (AUD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. Prior to the fourth quarter of 2012, the Company’s Singapore subsidiary used the Singapore dollar as its functional currency. Effective October 1, 2012, the Company changed the functional currency to the U.S. dollar. The Company believes that the growth in this subsidiary’s U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company’s consolidated financial statements.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Transactions in foreign currencies are reported at the approximate rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

From time to time, the Company uses foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company uses these instruments as economic hedges and not for speculative or trading purposes. The fair value of the foreign currency contracts represents the amount the Company would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss. During 2012, the Company did not enter into any foreign currency contracts.

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

Fair value of financial instruments – The fair value of cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements. The note receivable from affiliate was recorded at estimated net realizable value, adjusted for any valuation allowance for amounts considered uncollectable. The valuation allowance was reviewed for adjustment each reporting period. See Note 8.

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

Earnings per share – Basic earnings per share is computed by dividing the net income attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive. Stock options and convertible preferred stock are included as potential dilutive securities for the applicable periods, except that 475,000 stock options have been excluded in 2012 because their effect is antidilutive. There were no stock options excluded from diluted shares outstanding in 2011.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

The components of the calculation of basic and diluted earnings per common share are as follows:

	Year ended December 31,
	2012	2011
Numerator:
Net income	$9,141,295	$3,302,383
Preferred stock dividends	(359,338)	(359,338)
Basic net income available to common shareholders	$8,781,957	$2,943,045
Diluted net income available to common shareholders	$9,141,295	$3,302,383
Denominator:
Basic weighted average shares outstanding	82,182,609	81,965,079
Dilutive effect of stock options	5,165,443	2,535,974
Dilutive effect of convertible preferred stock	32,667,123	32,667,123
Diluted weighted average shares outstanding	120,015,175	117,168,176
Basic earnings per share	$0.11	$0.04
Diluted earnings per share	$0.08	$0.03

Recent accounting pronouncements – In June 2011, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income: Presentation of Comprehensive Income”, which requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (OCI) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The Company implemented this guidance in the first quarter of 2012.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income”, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

At December 31, 2012, the Company has a term deposit with a New Zealand bank with a term of 365 days. The term deposit in the amount of NZD 125,000 (US$103,325 at December 31, 2012) bears interest at 4.4% and matures in March 2013.

At December 31, 2011, the Company had a term deposit with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZD 125,000 (US$97,188 at December 31, 2011) bore interest at 4.00% and matured in March 2012.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

5)	Property and equipment, intangible assets and obligations under capital leases

Property and equipment is comprised of the following:

	December 31,
	2012	2011

Equipment	$5,868,629	$2,852,055
Computer software	1,717,168	756,076
Leasehold improvements	233,000	183,843
	7,818,797	3,791,974
Less: accumulated depreciation	(2,782,044)	(1,703,479)
Net property and equipment	$5,036,753	$2,088,495

Other assets – intangible assets consists of software license fees with a cost basis of $434,604, which were capitalized and are being amortized on a straight-line basis over the estimated useful life of three years. Accumulated amortization at December 31, 2012 and 2011 was $217,302 and $72,434, respectively. Amortization expense for the years ended December 31, 2012 and 2011 was $144,868 and $72,434, respectively. Amortization expense is included in depreciation and amortization on the income statement.

Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. The leases bear interest at rates ranging from 3.0% to 5.6% per annum, with monthly payments ranging from $2,247 to $31,445, and maturities from June 30, 2014 through December 31, 2015.

Each lease is secured by the underlying leased asset. Amortization of assets recorded under capital leases is included in depreciation expense. The equipment relating to capital leases, included in property and equipment on the balance sheet, is as follows:

	December 31,
	2012	2011
Capital lease assets included in property and equipment	$2,826,308	$347,060
Less: Accumulated depreciation	(334,334)	(112,913)
	$2,491,974	$234,147

	Year ended December 31,
	2012	2011
Depreciation expense relating to capital lease assets	$221,421	$48,917

The following is a schedule of future minimum lease payments due under capital leases and software licensing agreements as of December 31, 2012:

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Year ending	Future Minimum
December 31,	Lease Payments
2013	$998,295
2014	1,053,409
2015	749,682
Total minimum lease payments	2,801,386
Less interest portion of payments	(172,542)
Less executory costs	(187,502)
Present value of minimum lease payments	$2,441,342

Obligations for software license agreements included in the present value of minimum lease payments above are in accrued expenses ($144,868) and other liabilities ($72,434) on the consolidated balance sheet.

6)	Note receivable from affiliate

The note receivable from affiliate (the “Note”) at December 31, 2011 of $3,071,563 represents the principal amount that was due on October 1, 2012 from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity). SSH LLC prepaid the Note in full on August 27, 2012, together with all outstanding accrued interest of $126,661.

A valuation allowance on the Note had been recorded in 2008 due to concerns about the collectability of the Note and the decline in the value of the collateral securing it. Recoveries in the value of the Note were subsequently recognized as the value of the collateral increased and the likelihood of collection appeared assured. At June 30, 2011, the Company determined that the Note was no longer impaired and the remaining balance in the valuation allowance of $1.2 million was reversed and recorded as income.

7)	Derivatives

From time to time, the Company uses foreign currency option and forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company uses these instruments as economic hedges and not for speculative or trading purposes. At December 31, 2011, the Company had three foreign currency forward exchange contracts outstanding to purchase NZD 525,000 in the aggregate, which matured in the first quarter of 2012. As of December 31, 2011, the fair value of these contracts resulted in a gain of $15,132 which was recorded in foreign currency gain/loss and other current assets.

The Company did not enter into any new foreign currency contracts in 2012.

8)	Fair value measurements

The note receivable from an affiliate was the only financial instrument held by the Company for which a fair value measurement was made using significant unobservable inputs (Level 3). A reconciliation of the beginning and ending balances of the Note follows:

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

	Year ended December 31,
	2012	2011
Balance at beginning of period	$3,071,563	$1,875,685
Total gains or losses (unrealized/realized)
Included in earnings (or changes in net assets)	-	1,200,000
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(3,071,563)	(4,122)
Transfers in and/or out of Level 3	-	-
Ending balance	$-	$3,071,563

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$1,200,000

9)	Accrued expenses and other liabilities

Accrued expenses and other current liabilities is comprised of the following:

	December 31,
	2012	2011
Accrued commissions, bonuses, and payroll	$1,288,573	$615,003
Equipment maintenance contracts	295,280	-
Special Committee fees and expenses	262,617	-
Accrued Value Added Tax and Goods and Services Tax for foreign subsidiaries	231,418	344,559
Software license commitments	144,868	144,868
Accrued preferred stock dividend	119,781	119,781
Other (individually less than 5% of total current liabilities)	272,101	172,583
Total accrued expenses and other liabilities	$2,614,638	$1,396,794

10)	Line of credit facility

The Company had a $1.0 million line of credit facility with a related party which expired unused on September 12, 2012.

11)	Related party transactions

Marketing expense – During the years ended December 31, 2012 and 2011, the Company incurred marketing expenses of approximately $62,000 and $228,000, respectively, for services rendered by an entity owned by a stockholder of the Company.

Payables to affiliates – There were no material payables to affiliates at December 31, 2012 and 2011.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

12)	Geographic information

The Company’s revenue, by geographic location of the customer, and long-lived assets located outside the United States are as follows:

	Year ended December 31,
	2012	2011
Revenues:
United States	$29,886,171	$13,618,645
Foreign	13,850,072	4,347,469
Total	$43,736,243	$17,966,114

	December 31,
	2012	2011
Long-lived assets outside the United States, net	$2,276,611	$386,276

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

13)	Income taxes

Income before provision for income taxes is comprised of the following:

	Year ended December 31,
	2012	2011
Domestic	$12,685,984	$2,010,721
Foreign	(257,960)	189,643
	$12,428,024	$2,200,364

Domestic income includes intercompany charges to foreign affiliates for management fees, cost sharing and royalties. Foreign income includes losses from the Company’s Singapore subsidiary, which is a disregarded entity for tax.

The significant components of the consolidated income tax provision are as follows:

	Year ended December 31,
	2012	2011
Income tax (benefit) expense:
Current:
Federal	$1,369,362	$8,917
State and local	829,397	-
Foreign	624,552	54,639
Total current	$2,823,311	$63,556
Deferred:
Federal	$766,649	$(904,894)
State and local	211,056	(249,114)
Foreign	(514,288)	(11,567)
Total deferred	$463,417	$(1,165,575)
Income tax (benefit) expense:	$3,286,728	$(1,102,019)

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

	Year ended December 31,
	2012	2011
Federal income tax statutory rate	34.00%	34.00%
State and local income taxes, net of federal benefit	10.50	10.12
Change in valuation allowance	(30.30)	(102.07)
Write-down of NOL due to Section 382 limitation	8.80	-
Share-based compensation	3.45	5.51
Foreign income taxes	0.90	-
Other	(0.90)	2.36
Income tax expense (benefit)	26.45%	(50.08)%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax asset (liability)
Net operating loss carryforwards	$3,444,042	$7,368,418
Net fixed and intangible assets	(1,385,234)	(672,694)
Accruals and reserves	161,100	398,583
Foreign deferred revenue	551,423	-
Other foreign	(14,649)	29,432
Valuation allowance	(2,225,195)	(5,940,299)
Total	$531,487	$1,183,440

At December 31, 2012, the Company has net operating loss carryforwards of U.S. income taxes of $7.9 million which expire from 2027 through 2029.

The amounts recorded as net deferred tax assets represent the amount of tax benefits of existing deductible temporary differences and loss carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. At December 31, 2011, management concluded that it was more likely than not that a portion of the Company’s net deferred tax assets would be realized through future taxable income, and released a portion of the valuation allowance which had been provided on the Company’s deferred tax assets. Due to a history of tax losses, resulting in a cumulative loss position, the Company had previously recorded a full valuation allowance against all its U.S. net deferred tax assets. The release of a portion of the valuation allowance in 2011 was based upon the future taxable income expected to be generated from existing contracts only.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards will be limited. This limitation resulted in only $5.8 million of net operating loss carryforwards available to offset taxable income in 2012. Beginning in 2013, a further limitation of approximately $0.5 million per year will be available to offset expected taxable income until expiration. Based on this limitation, the Company expects that approximately $2.5 million of its total net operating loss carryforwards will expire unutilized in 2029. In 2012, the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off. After utilization of $5.8 million of net operating loss carryforwards in 2012 and the write-off of $2.5 million described above, the Company has $7.9 million in net operating loss carryforwards, and a related deferred tax asset of $3.4 million. The Company has recorded a valuation allowance of $2.2 million, representing the portion of the net operating loss carryforwards which it believes is not more likely than not to be realized. The reduction in the valuation allowance in 2012 of $3.7 million was due to utilization and write-off of net operating loss carryforwards described above.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s financial statements. The Company classifies interest and penalties on uncertain tax positions as interest expense and general and administrative expenses, respectively.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s U.S. federal and state income tax returns for the tax years 2009 and forward are open for examination by the taxing jurisdictions. The Company’s foreign income tax returns are open for examination by the local taxing jurisdictions for the following years: New Zealand – 2008 and forward; U.K. – 2009 and forward; Australia – 2012.

14)         Redeemable Preferred Stock – On March 11, 2009, the Company issued 30,000,000 shares of newly-created Series A Preferred Stock for $0.10 per share in a private offering, for an aggregate of $3,000,000 in additional capital. Expenses relating to the share issuance were $138,850. The principal terms of the Preferred Shares are as follows:

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

Years Ended December 31, 2012 and 2011

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

The carrying value of the Preferred Shares at December 31, 2012 and December 31, 2011 is as follows:

	December 31,
	2012	2011
Gross proceeds	$3,000,000	$3,000,000
Less: Issuance costs	(138,850)	(138,850)
	2,861,150	2,861,150
Issuance of PIK shares	266,712	266,712
Cumulative amortization of offering costs	105,173	77,131
Balance at December 31, 2012	$3,233,035	$3,204,993

15)	Stockholders’ equity

In 2012 and 2011, the aggregate shares of common stock issued to employees upon the exercise of stock options were 1,848,667 and 118,334, respectively. In 2012, the Company adopted a Stock Purchase Plan, under which employees and directors could purchase stock of the Company (See Note 16). The number of shares purchased under this plan in 2012 was 9,964.

In December 2012, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 1, 2013 of $239,557. This was recorded as a capital contribution in 2012 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the chairman of the board of directors of the Company.

In December 2011, Spring Street Partners, L.P. waived its right to the preferred stock dividend payable on January 1, 2012 of $239,557. This was recorded as a capital contribution in the fourth quarter of 2011 when waived. In January 2011, Spring Street Partners, L.P., waived its right to $200,000 of the preferred stock dividend due on January 1, 2011. The Company recorded this waiver as a capital contribution in the first quarter of 2011 when waived.

In October 2011, the Company purchased 225,000 shares of its stock from a shareholder for NZD1.45 (US$1.19) per share, which was the market price at date of purchase. The shares were subsequently cancelled.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

16)	Stock option and incentive plans

In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the 2007 Plan”) authorizing the issuance of up to 10,000,000 shares of the Company’s common stock as awards to selected employees, directors and consultants of the Company and its affiliates, in the form of incentive stock options, non-qualified stock options, and stock awards. In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (“the 2010 Plan”) authorizing the issuance of up to 5,000,000 shares of the Company’s common stock to employees, directors and consultants of the Company and its affiliates, as incentive stock options and non-qualified stock options. The 2010 Plan was amended in April 2012 to authorize the issuance of an additional 2,500,000 shares. After receiving a recommendation from the Remunerations and Nominations Committee, the Company's Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, and any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the 2007 and 2010 Plans.

As discussed further in Note 18, in December of 2012 the Company’s Board of Directors authorized a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine that they were in accordance with the relevant incentive plans. The Special Committee found that three option awards – one under the 2007 Plan, and two under the 2010 Plan – appear to have exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the chief executive officer exceeded the cap in the 2007 Plan by 1,600,000 shares, a 2011 award to the chief executive officer exceeded the cap in the 2010 Plan by 2,500,000 shares, and a 2011 award to another officer exceeded the cap in the 2010 Plan by 250,000 shares.

It is the Company’s intention that the option awards that exceeded the caps will be cancelled and appropriate alternative compensation packages will be developed for the affected employees. These awards were determined to be reasonable compensation at the time, and were an important incentive component of the employees' compensation packages.

The information below includes the stock options which the Company intends to cancel, because they are outstanding at December 31, 2012 and through the date of this report, and alternate compensation arrangements have not yet been determined.

Stock Option Awards – In 2009, the Board of Directors awarded 4,560,003 stock options to officers and employees, and an additional 100,000 options to two former outside directors of the Company. In 2010, the Company granted 800,000 options to outside consultants, under the 2010 Plan. In January 2011, the Company granted 750,000 stock options to one of its executive officers, with graded vesting over three years, and in June 2011, the Company granted 3,000,000 stock options to its Chief Executive Officer, with graded vesting over seven years. In 2012, the Company granted 1,375,000 stock options to five of its executive officers, with cliff vesting after three years.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The resulting fair value is recorded as share-based compensation expense on either a straight line or a graded basis depending on the vesting terms, over the option vesting period, ranging from six months to seven years. The value of the options granted to former directors was charged to expense as of the grant date. The value of options granted to nonemployees is initially measured at grant date and remeasured each quarter until the vesting date, which is the measurement date for share-based compensation issued to nonemployees.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

The per share weighted average fair value for options granted was $1.5083 and $0.7234 in 2012 and 2011, respectively. The fair values were computed using the following range of assumptions:

Year Ended December 31,
	2012	2011
Expected volatility (1)	54.13 – 58.75%	156.67 – 167.79%
Expected term (2)	6.50 years	6.00 – 7.25 years
Risk-free interest rate (3)	0.94 – 1.60%	1.93 – 2.19%
Dividend yield	-	-

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method which calculates the average of the vesting period and the contractual term of the options, because the Company’s limited historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

In determining expected volatility, the Company uses historical volatility data for comparable companies because the period of active trading history of its own stock is less than the expected term of the options. In 2012, the Company refined its estimate of expected volatility, by adjusting the entities previously identified as comparable based on the growth and stage of the Company. This resulted in a lower volatility, which is consistent with the Company’s own stock price history. The Company made this determination in the fourth quarter for all grants issued in 2012. The effect on each of the previous three quarters in 2012 was not material to the quarterly or annual financial statements.

A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2012	8,822,001	$0.43	8.43 years
Granted	1,375,000	2.77
Exercised	(1,848,667)	0.29
Forfeited	(30,000)	0.16
Outstanding at December 31, 2012	8,318,334	0.85	7.82 years
Exercisable at December 31, 2012	3,443,334	0.16	6.59 years

During the years ended December 31, 2012 and 2011, the Company recognized share-based compensation expense related to stock options of $1,384,215 and $907,543, respectively, which is included in general and administrative expenses in the statements of income. The total income tax benefit recognized in the income statement for share-based compensation costs was $60,599 and $235,482 for 2012 and 2011, respectively. At December 31, 2012 there was $3,108,535 of unrecognized share-based compensation expense. The weighted average period for this cost to be recognized is 1.6 years. As discussed above and in Note 18, this amount is likely to change once the Special Committee has determined appropriate alternative compensation packages for the two affected executives, which could include modifications of existing options.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

The aggregate intrinsic value of the stock options exercisable at December 31, 2012 and 2011 was $15,034,608 and $5,171,261, respectively. The aggregate intrinsic value of options exercised during 2012 and 2011 was $5,658,882 and $114,403, respectively. The aggregate intrinsic value of options expected to vest at December 31, 2012 was $30,560,186. Note that this includes options issued in excess of plan limits discussed above, until such time as alternative compensation is determined.

For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation is recognized. Any corporate income tax benefit realized upon exercise of a stock option award in excess of that previously recognized in earnings (referred to as a windfall tax benefit) is presented in the statements of cash flows as a financing cash flow. Realized windfall tax benefits are credited to additional paid-in-capital in the balance sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. For the year ended December 31, 2012, the Company has determined that it has a pool of windfall tax benefits. There was no pool of windfall tax benefits at December 31, 2011. The Company uses a one-pool approach to account for its windfall tax benefits, which groups employee and nonemployee awards together.

The Company sponsors a defined contribution 401(k) plan, which covers all U.S. employees. The Company’s matching contribution to the plan was $218,583 in 2012. The Company did not offer an employer match in 2011.

In 2012, the Company adopted a stock purchase plan to facilitate the purchase of Diligent stock by employees and directors, at a purchase price equal to the average market value over the five trading days preceding the purchase date. The maximum aggregate dollar amount of shares which can be purchased under the plan in any quarter may not exceed $500,000. In 2012, employees and directors purchased 9,964 shares under the plan.

17)	Commitments

Operating leases – The Company has operating lease agreements for office space in New York City and New Jersey in the United States; Christchurch, New Zealand; London, England; Sydney, Australia; and Singapore, which expire at various dates through 2018. Leases with rent escalations are recognized as rent expense over the term of the lease. Operating lease rent expense for the years ended December 31, 2012 and 2011 was $689,828 and $406,431, respectively.

The lease agreements require security deposits in the amount of $225,150 at December 31, 2012, which is recorded in the balance sheet as restricted cash.

Future minimum lease payments for leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2012 are as follows:

Year ending December 31,
2013	$722,793
2014	727,059
2015	653,739
2016	620,836
2017	514,936
2018	74,593
$3,313,956

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

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

Employment contracts – In 2011, the Company entered into a three year employment contract with its Chief Executive Officer which calls for base compensation of $510,000 per annum with a minimum 15% increase each year for the term of the contract. The contract states that if the Officer were to be terminated for a reason other than cause, the Officer shall be paid one year of his then current base salary.

18)	Contingencies

As discussed in Note 2 and Note 16, in December 2012 the Board of Directors of the Company appointed a Special Committee of independent directors to examine Diligent's past stock issuances and stock option grants and found that certain option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. It is the intention of the Company that the options will be cancelled in 2013 and the Special Committee is working to develop appropriate alternative compensation packages for the two affected employees. The Special Committee has not yet determined the form or the amount of the alternative compensation packages, and therefore the Company is unable to determine the impact on compensation expense in 2013 and beyond.

As part of its work, the Special Committee also reviewed the Company's compliance with applicable regulations and has identified a number of instances where it appears that Diligent was not, or may not have been, in compliance with its regulatory obligations. The Special Committee has recommended, and the Board fully endorses, that Diligent work with its regulators to resolve these issues. It is of course possible that fines or penalties for non-compliance could be imposed. The Company believes it is probable it will be assessed fines and remediation costs from the NZX, and has recorded a reserve for this contingency, which is included in Special Committee Expenses on the Statements of Income.

19)	Risks and uncertainties

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

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

Concentrations of credit and other risks - The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2012 and 2011. No single customer generated more than 10% of revenue in 2012 or 2011.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. This management report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC applicable to “emerging growth companies” that permit us to provide only management’s report in this Annual Report on Form 10-K.

SPECIAL COMMITTEE INVESTIGATION

As disclosed on December 24, 2012 in the U.S., the Company appointed a Special Committee of independent directors to examine whether some options and shares granted to some executives may not have been issued in strict compliance with the relevant stock option and incentive plans. The Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. As part of its work, the Special Committee also reviewed the Company’s compliance with applicable regulations since listing on the NZSX market in 2007, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that the Company was not, or may not have been, in compliance with its U.S. and New Zealand regulatory obligations. The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of the Company in a period of financial difficulty in the years following its listing on NZSX on December 12, 2007, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements.

Despite the fact that the instances of non-compliance were inadvertent, several findings of the Special Committee indicated that the internal controls environment at the Company requires improvement. These findings were considered in our assessment of the effectiveness of the Company’s disclosure controls and internal control over financial reporting as of December 31, 2012. The relevant findings of the Special Committee included that:

•	The Company experienced a period of rapid growth and quickly found itself in a complex regulatory regime that requires the Company to comply with U.S. law, New Zealand law and both U.S. and New Zealand regulatory requirements, and the Company’s internal and external processes did not keep up with that complex regulatory environment.
•	The Company’s senior management charged with compliance were not well versed in the complexities of the legal and regulatory regimes applicable to the Company.
•	The Company did not correctly interpret the plan provisions relating to the relevant stock option grants, and adequate advice of outside advisors was not regularly sought as a general matter.
•	The Company did not maintain robust compliance procedures or review of regulatory effectiveness or compliance practices, and the role of senior management in compliance was not clearly defined or regularly evaluated.

As described in further detail below, the Company intends to take appropriate steps to make the necessary improvements to remediate the identified deficiencies. The Company is committed to put in place robust internal controls, including appropriate processes and resources, to ensure that its performance in this area improves to the standard of excellence that Diligent is known for as a company.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, the Company completed an evaluation, as of December 31, 2012, under the supervision of and with participation from the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting described below and the Company’s failure to file certain Current Reports on Form 8-K required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” for the Company, as that term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Any evaluation of effectiveness is subject to the risk that the controls may subsequently become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may decrease over time.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of the Company’s assets that could have a material effect on the financial statements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our chief executive officer and our chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management completed its assessment using the criteria set forth in “Internal Control—Integrated Framework” by COSO, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment. The COSO framework summarizes each of the components of a company’s internal control system, including (1) the control environment, (2) risk assessment, (3) control activities, (4) information and communication, and (5) monitoring. Management, taking into consideration the Special Committee’s findings, has concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to the following:

•	Control Environment. The Company has experienced rapid growth and increasingly complex regulatory issues inherent in a dual regulatory regime involving U.S. and New Zealand regulations. Senior personnel at the Company in charge of compliance issues did not have adequate expertise in relevant requirements and did not regularly consult with advisors in a manner that ensured compliance with applicable requirements relating to stock option grants and stock issuances. The Company did not reinforce that compliance was an important activity through personnel review, compensation activities or investment in compliance.

•	Control Activities. There were inadequate procedures for ensuring that stock option grants and stock issuances complied with applicable plan terms as well as applicable laws and listing rules.

•	Information and Communication. There was not an open flow of information and communication between legal and finance personnel prior to the issuance of stock option grants which contributed to an ineffective control environment.

Notwithstanding the material weaknesses, management has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

We intend to take appropriate steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

On March 12, 2013 in the U.S., the Board of Directors received the final report from the Special Committee in relation to its investigation. The Board of Directors unanimously adopted resolutions calling for the following remedial and other actions relating to the improvement of our internal controls and governance:

•	The Company will take steps to see that all shares issued under its stock option and incentive plans are registered with all applicable regulatory authorities and are issued in compliance with all applicable laws.

•	The Company will file, or assist its officers and directors in filing, any outstanding filings in respect of past issuances of stock and options with the appropriate regulatory agencies.

•	The Company will identify and hire personnel with expertise in compliance with the Company’s complicated legal and regulatory environment, including a new General Counsel in addition to a member of the senior management team having responsibility for New Zealand compliance, and new job descriptions for these personnel will have an appropriate responsibility for and focus on compliance.

•	The Company will hire additional resources to support the accounting and finance functions of the Company given its growth and increasing complexity, including risk and compliance issues, which will include a Chief Financial Officer with more investor relations and compliance experience, at the suggestion of the current Chief Financial Officer.

•	The Company will seek to appoint a top four audit firm as its auditor. (Noting that this does not reflect on the work done by its existing auditors.)

•	The Company and the Board of Directors will include in regular evaluations of the Chief Executive Officer, Chief Financial Officer and General Counsel a review of their performance and attention to compliance and risk issues.

•	The Company will retain an outside consulting firm to evaluate, at regular intervals, the Company’s internal controls and procedures, and the Audit and Risk Committee will ask the auditors of the Company to comment on the Company’s internal controls and procedures on a regular basis.

•	The Company will reinforce as a “tone at the top” that an effective control environment is a core value of the Company.

•	The Company will include at every Board of Directors meeting (other than meetings on an ad hoc basis or dealing with special items) reporting on compliance as a standard agenda item.

•	The Board of Directors will task the Audit and Risk Committee to take additional express responsibilities for regulatory compliance and internal controls and procedures, and will appoint an independent director to serve as the Board’s point person on compliance issues.

•	The Company will adopt improved procedures that ensure regulatory compliance and a strong control environment.

•	The Board of Directors will review its composition including whether there needs to be changes to the Board and its committees and roles of directors taking into account the skill sets necessary for the Company after taking appropriate external advice. The Board is to commence this review immediately and complete it as soon as practicable.

In addition, we intend to introduce mandatory compliance training for employees and consultants who are involved in the process of preparing, submitting or generating data for reports that are submitted to regulators, including Current Reports on Form 8-K. We also intend to adopt procedures for future equity grants to ensure that such grants are in compliance with plan terms and all applicable laws, regulations and listing requirements.

Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information to be contained in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

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

Dated: March 18, 2013	DILIGENT BOARD MEMBER SERVICES, INC.

	By:	/s/ Steven P. Ruse
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

Name	Title	Date

/s/ Alessandro Sodi	Chief Executive Officer,	March 18, 2013
Alessandro Sodi	President, Director (Principal
Executive Officer)

/s/ Steven P. Ruse	Chief Financial Officer (Principal	March 18, 2013
Steven P. Ruse	Financial Officer)

/s/ Donald Meisner	Treasurer (Principal Accounting	March 18, 2013
Donald Meisner	Officer)

/s/ David Liptak	Director and Chairman	March 18, 2013
David Liptak

/s/ Rick Bettle	Director	March 18, 2013
Rick Bettle

/s/ Joseph D. Carrabino, Jr.	Director	March 18, 2013
Joseph D. Carrabino, Jr.

/s/ Mark Russell	Director	March 18, 2013
Mark Russell

/s/ Mark Weldon	Director	March 18, 2013
Mark Weldon

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2012).

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Form 10-Q Filing on May 14, 2012).

4.1	Form of common stock certificate (incorporated herein by reference to the Company’s Original Form 10 Filing on April 30, 2008).

10.1	Contribution Agreement dated October 1, 2007 between Diligent Board Member Services, LLC and Diligent Board Member Services, Inc. (incorporated herein by reference to the Company’s Original Form 10 Filing on April 30, 2008).

10.4.1	Promissory Note and Security Agreement dated October 1, 2007 in the principal amount of $6,800,000 given by Diligent Board Member Services, LLC to the order of Diligent Board Member Services, Inc. (incorporated herein by reference to the Company’s Original Form 10 Filing on April 30, 2008).

10.4.2	Prepayment and Amendment Agreement dated February 9, 2010 between Diligent Board Member Services, Inc. and Services Share Holding, LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2010).

10.5.1	Limited Pledge of Collateral for Loan dated February 18, 2008 given by Services Share Holding, LLC (f/k/a Diligent Board Member Services, LLC) to Diligent Board Member Services, Inc. (incorporated herein by reference to the Company’s Original Form 10 Filing on April 30, 2008).

10.5.2	Amendment to Limited Pledge of Collateral for Loan dated January 14, 2009 given by Services Share Holding, LLC to Diligent Board Member Services, Inc. (incorporated herein by reference to the Company’s Form 10-K Filing on March 30, 2009).

10.5.3	Limited Pledge of Collateral for Loan dated January 14, 2009 given by Corcoran Consulting, LLC to Diligent Board Member Services, Inc. (incorporated herein by reference to Filed with Form 10-K Filing on March 30, 2009).

10.6	2007 Stock Option and Incentive Plan of Diligent Board Member Services, Inc. (incorporated herein by reference to the Company’s Original Form 10 Filing on April 30, 2008).

10.6.1	2010 Stock Option and Incentive Plan of Diligent Board Member Services, Inc. (incorporated herein by reference to the Company’s Form 10-K Filing on March 22, 2011).

10.6.2	Amendment to 2010 Stock Option and Incentive Plan of Diligent Board Member Services, Inc. (incorporated herein by reference to the Company’s Form 10-Q Filing on May 14, 2012).

10.7	Form of Restricted Stock Award Agreement for restricted stock awards under the 2007 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Original Form 10 Filing on April 30, 2008).

10.9	Stock Purchase Agreement dated February 13, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K Filing on March 13, 2009).

10.10	Investor Rights Agreement dated March 11, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K Filing on March 13, 2009).

10.11	Employment agreement of CFO Steven P. Ruse (incorporated herein by reference to the Company’s Form 10-Q Filing on November 9, 2009).

10.12	Credit Facility established by Spring Street Partners, L.P. as Lender in favor of Diligent Board Member Services, Inc. as Borrower (incorporated herein by reference to the Company’s Form 10-K Filing on March 18, 2010).

10.13	Employment agreement between APAC Board Services PTE. Ltd. (Singapore) and Eslinda Hamzah (incorporated herein by reference to the Company’s Form 10-K Filing on March 22, 2011).

10.14	Employment agreement between Diligent Board Member Services, Inc and Alessandro Sodi (incorporated herein by reference to the Company’s Form 10-Q Filing on August 9, 2011).

10.15	First Amendment to Credit Facility established by Spring Street Partners, L.P. as Lender in favor of Diligent Board Member Services, Inc. as Borrower (incorporated herein by reference to the Company’s Form 10-Q Filing on November 7, 2011).

10.16	Employment agreement between Diligent Boardbooks Limited and Charlie Horrell (incorporated herein by reference to the Company’s Form 10-Q Filing on August 13, 2012).

10.17	Diligent Board Member Services Stock Purchase Plan (incorporated herein by reference to the Company’s Form 10-Q Filing on November 13, 2012).

10.18	Amended Employment agreement between APAC Board Services PTE. Ltd. (Singapore) and Eslinda Hamzah

10.19	Employment agreement between Diligent Board Services Australia PTY. Ltd. and Alastair Percival

21	Subsidiaries

25	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

