Form 10-K/A
period 2012-12-31
Diligent Board Member Services, Inc.
filed 2013-04-30
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

amendment no. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

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

The number of shares of the registrant’s common stock outstanding as of April 26, 2013 was 83,776,155.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Diligent Board Member Services, Inc. (“we,” “us,” “our,” “the Company,” or “Diligent”) Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Original Filing”).

This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K permits the information in the above referenced items to be included in the Form 10-K filing by incorporation by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We will file our definitive proxy statement outside such 120-day period and therefore we are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment also amends and restates Item 5 of Part II in the Original Filing to provide supplemental information to the disclosures in the Original Filing relating to the Company’s sales of unregistered securities.

In accordance with Rule 12b-15 under the Exchange Act, Part II, Item 5 and Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended to include as exhibits updated certifications required by the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

ii

CONTENTS

		PAGE
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities	1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence	17
Item 14.	Principal Accountant Fees and Services	18

PART IV

Item 15.	Exhibits, Financial Statement Schedules	19

SIGNATURES

iii

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

1. Between October 18, 2010 and March 4, 2013, we issued 1,285,002 shares of common stock to employees, directors and others who exercised stock options previously awarded to them pursuant to our 2007 Stock Option Plan. The exercise price of such options ranged from $0.14 per share to $0.16 per share, with a weighted average exercise price of $0.15 per share. Further detail regarding these issuances appears below.

Issuances of Stock Upon the Exercise of Options Granted Under the Company’s 2007 Stock Option and Incentive Plan

Date of the Issuance	Title of the Optionee	Number of Shares
October 18, 2010	Employee	18,000
October 18, 2010	Employee	55,000
October 28, 2010	Employee	20,000
December 23, 2010	Employee	16,667
February 2, 2011	Employee	10,000
April 21, 2011	Employee	18,333
May 3, 2011	Employee	21,667
October 5, 2011	Employee	21,667
October 18, 2011	Employee	21,667
October 18, 2011	Employee	16,667
October 26, 2011	Employee	15,000
November 21, 2011	Employee	15,000
November 29, 2011	Employee	16,667
January 16, 2012	Employee	15,000
January 16, 2012	Executive Officer	45,000
February 13, 2012	Consultant	30,000
March 8, 2012	Employee	16,667
April 24, 2012	Employee	18,333
April 24, 2012	Employee	15,000
April 24, 2012	Employee	17,000
May 17, 2012	Employee	16,667
September 10, 2012	Executive Officer	750,000
October 16, 2012	Employee	15,000
October 18, 2012	Employee	20,000
November 20, 2012	Employee	10,000
December 2, 2012	Employee	10,000
March 4, 2013	Employee	25,000
March 4, 2013	Employee	15,000

2. Between November 14, 2012 and January 23, 2013, we issued 900,000 shares of common stock to employees, directors and others who exercised stock options previously awarded to them pursuant to our 2010 Stock Option Plan. The exercise price of such options ranged from $0.45 per share to $0.46 per share, with a weighted average exercise price of $0.45 per share. Further detail regarding these issuances appears below.

Issuances of Stock Upon the Exercise of Options Granted Under the Company’s 2010 Stock Option and Incentive Plan

Date of the Issuance	Title	Number of Shares
November 15, 2012	Consultant	250,000
November 15, 2012	Employee	50,000
November 20, 2012	Employee	200,000
December 11, 2012	Consultant	150,000
December 19, 2012	Consultant	250,000
January 23, 2013	Consultant	150,000

3. On November 6, 2012, the Company issued 9,964 shares to three employees and a director at a purchase price of $3.01 per share, pursuant to its Stock Purchase Plan. Further detail regarding these issuances appears below.

Issuances of Stock Under the Company’s 2010 Stock Purchase Plan

Date of the Issuance	Title	Number of Shares
November 6, 2012	Director	4,983
November 6, 2012	Employee	3,322
November 6, 2012	Employee	300
November 6, 2012	Employee	1,359

Exemptions under the Securities Act

The Company believes that the issuance of shares of common stock to its executive officers and director as disclosed above qualified for the exemption from registration provided by 4(2) of the Securities Act for transactions by an issuer not involving a public offering due to the status of such individuals as executive officers and a director of the Company, respectively. Based on the Company’s review to date, it has not been able to identify an exemption from registration under the Securities Act for the issuance of common stock to employees and consultants as disclosed above. The Company did not have processes in place to ensure that requirements to qualify for such exemptions were satisfied at the time of issuance. As disclosed in Item 9A of this Annual Report on Form 10-K, the Board has unanimously adopted resolutions calling for remedial and other actions to improve our internal controls and governance, including that the Company will take steps to assure that all shares issued under its stock option and incentive plans are registered with all applicable regulatory authorities and are issued in compliance with all applicable laws. See Item 1A. “Risk Factors”.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s Certificate of Incorporation provides for a classified Board of Directors, with three classes of directors, as nearly equal in number as possible, elected by the holders of the Company’s common stock. The classes serve staggered three-year terms, with the term of the Class I directors expiring at the Company’s 2013 Annual Meeting of Shareholders, the term of the Class II directors expiring at the 2014 Annual Meeting of Shareholders and the term of the Class III directors expiring at the 2015 Annual Meeting of Shareholders. Pursuant to the Company’s Certificate of Incorporation, the Series A Director is appointed by the holders of the Company’s Series A Preferred Stock.

Name, age and present position, if any, with the Company	Period served as director, other business experience

Rick Bettle, 66 (Class I)	Mr. Bettle has served on our Board of Directors since September 2007. Mr. Bettle is a professional director and an Accredited Fellow and a past President of the New Zealand Institute of Directors. He is also a Graduate Fellow of the Australian Institute of Company Directors. From 1995 to 1998, Mr. Bettle was the Chief Executive Officer of the New Zealand law firm Kensington Swan. Mr. Bettle was the Chief Executive Officer of Alliance Group from 1991 to 1995 and the Managing Director of Wrightson from 1987 to 1991. He is currently the Chairman of Powerco New Zealand, Business Mentors NZ, and Ovita. He is also a director of Revera Ltd, RVNZ Investments Limited and Solid Wood Innovation. Mr. Bettle was previously the Chairman of the Civil Aviation Authority of New Zealand and Aviation Security, the New Zealand Totalisator Agency Board, The Racing Industry Board, NZ Lamb Co., Capital Coast Health, Wrightson Finance. He was also a director of Dominion Finance Holdings Limited and its related entities North South Finance and Dominion Finance Group Limited (all now in receivership and/or liquidation). Mr. Bettle’s wide business experience is seen as an asset to the Board along with his knowledge of the Company and having served for six years as a director of the Company, including through a period of turbulence for the Company during the global financial crisis.

Greg B. Petersen, 50 (Class I)	Mr. Petersen has served on our Board of Directors since April 2013. Mr. Petersen is currently a private investor and serves as a director and a member of the audit committee of PROS Holdings, Inc. and KIT digital, Inc. Mr. Petersen has an extensive background as a technology company chief financial officer, and significant experience in financial planning, reporting and internal controls. From 2001 through 2012 he was the Executive Vice President and Chief Financial Officer of several technology companies including Activant Solutions, an enterprise software provider to the automotive, hardware, lumber and wholesale verticals; Lombardi Software, a business process management software company sold to IBM; CBG Holdings, Inc., a provider of banking software and services and CSIdentity, Inc., a provider of identity monitoring software and services. Mr. Petersen started his career after business school at American Airlines where he worked in corporate development and finance from 1989 to 1997. Mr. Petersen holds a B.A. degree in Economics from Boston College and an M.B.A. from the Fuqua School of Business at Duke University. Mr. Petersen was selected as a director due to his experience as a Chief Financial Officer of several U.S.-based software companies and as a director and audit committee member of two U.S. publicly listed companies. Mr. Petersen currently serves as the Company’s audit committee financial expert and his experience in financial planning, reporting and internal controls is a substantial asset to the Company.

Name, age and present position, if any, with the Company	Period served as director, other business experience

Joseph Carrabino, Jr., 51 (Class II)	Mr. Carrabino has served on our Board of Directors since April 2012. Mr. Carrabino has been a Partner of AEA Investors LP since 2004 and is Head of the Private Debt Group, which focuses on mezzanine and senior debt investing in the middle market. From 1999 to 2003, Mr. Carrabino was a Partner at a private equity firm, J. H. Whitney & Co. His responsibilities included serving as co-head of the mezzanine debt and structured products groups and a member of their credit and investment committees. Mr. Carrabino also spent considerable time on J. H. Whitney’s private equity activities. From 1987 to 1999, Mr. Carrabino worked in the Investment Banking Department of Credit Suisse First Boston, attaining the position of Managing Director. His areas of focus included leveraged finance and private equity sponsor coverage, high yield finance, and corporate restructurings and reorganizations. Mr. Carrabino is currently a member of the Board of Directors of Ramsey Industries LLC and has served on other boards in his various capacities at AEA and J. H. Whitney. Mr. Carrabino is a graduate of Harvard College, with an A.B. in economics. Mr. Carrabino was selected as a director because of his experience with financings and capital raising, his financial expertise and his experience as a director.

Mark Weldon, 45 (Class II)	Mr. Weldon has served on our Board of Directors since May 2012. Mr. Weldon currently owns and operates Terra Sancta Vineyards. From 2002 to 2012, Mr. Weldon served as a Chief Executive Officer of the New Zealand Stock Exchange (“NZX”). Prior to that, Mr. Weldon was an attorney at Skadden, Arps, Slade, Meagher & Flom and then became a Senior Engagement Manager at McKinsey & Company. Mr. Weldon graduated from Auckland University with a Masters degree in Economics (First Class Honours), a Bachelor of Commerce and a Bachelor of Arts. He then studied at Columbia University School of Law, graduating in 1997 with a law degree and a diploma in International Law. Mr. Weldon’s experience in working in both the United States and New Zealand with listed companies, including as CEO of NZX, is seen as an asset to the Board.

Mark Russell, 56 (Class III)	Mr. Russell has served on our Board of Directors since October 2007. Mr. Russell is a senior commercial partner of the New Zealand law firm Buddle Findlay, acting for a wide range of public and private companies and has extensive experience in corporate finance and structuring, and banking and insolvency. He acts for a number of companies listed on the NZSX and NZX Alternative Market, with particular emphasis on the Rules of the New Zealand Stock Exchange (the “NZSX Rules”), compliance advice, initial listing and IPOs. He gives banking and securities advice to New Zealand and overseas banks and overseas law firms, and he also provides advice to trustee companies and issuers on public securities issues and managed funds. He is ranked as a leading individual in banking and finance in Asia Pacific Legal 500 2010. Mr. Russell was selected as a director because of his familiarity with our Company as a result of having served as a director since our initial public offering in New Zealand, and his broad legal experience is seen as an asset to the Company.

Name, age and present position, if any, with the Company	Period served as director, other business experience

Alessandro Sodi, 53 (Class III)	Mr. Sodi serves as our Chief Executive Officer and President and a director of the Board since September 27, 2007. Before our founding in 1998, Mr. Sodi served as an officer of our predecessor entity, Diligent Board Member Services, LLC (“DBMS LLC”), which was previously known as Manhattan Creative Partners, LLC (“MCP”), a consulting firm specializing in software development and the internet. Subsequently, in 2003, MCP switched its focus to corporate governance service delivery. From 2001 to 2003, Mr. Sodi managed the development of software that would become the Diligent Boardbooks system. Mr. Sodi was selected as a director because as the Company’s Chief Executive Officer and President, he has in-depth knowledge of the Company’s operations, strategy and competitive position.

David Liptak, 54 (Series A Director)	Mr. Liptak was elected Chairman of our Board in March 2010 and was elected as a director by the holders of our Series A Preferred Stock in April 2009. Mr. Liptak is the founder and Managing Partner of Spring Street Partners, L.P., which he formed in 1995. Mr. Liptak was the founder and President of West Broadway Partners, Inc., an investment partnership that ultimately managed more that $700 million in investor capital in the West Broadway Partners group of funds until March 2005. At that time, Mr. Liptak left the firm and began managing Spring Street Partners on a full-time basis. Spring Street Partners is the holder of approximately 22 million shares of the Company’s Series A Preferred Stock (representing a majority of the outstanding Series A Preferred Stock), and also holds approximately 4.17 million shares of the Company’s common stock, representing beneficial ownership of approximately 25% of our common stock in the aggregate. Mr. Liptak was selected as a director by the holders of our Series A Preferred Stock due to Spring Street Partners substantial investment in our capital stock, as well as due to Mr. Liptak’s extensive financial and investment experience.

Executive Officers

The following persons currently serve as our executive officers in the capacities indicated below. Our executive officers are responsible for the management of our operations, subject to the oversight of the Board.

Name	Position & Other Business Experience

Alessandro Sodi, 53 Director, CEO, President	Please see biographical information under Alessandro Sodi “Board of Directors” on page 2.

Steven Ruse, 48 Chief Financial Officer, EVP

Mr. Ruse serves as our Executive Vice President and Chief Financial Officer (“CFO”).  Prior to his employment with the Company in 2009, from 2006 to 2009, Mr. Ruse served as CFO for ING Private Wealth Management, LLC. From 2005 to 2006, Mr. Ruse served as CFO of ING Financial Markets, LLC. Prior to that, Mr. Ruse served as Controller for UBS Financial Services, Inc. from 1998 to 2005.

Michael Flickman, 52 Chief Technology Officer, EVP	Mr. Flickman serves as our Executive Vice President and Chief Technology Officer. Prior to joining the Company in September 2011, Mr. Flickman served as Chief Technology Officer at Survey Sampling International from July 2008 to August 2011. Prior to that time, Mr. Flickman served as Chief Technology Officer at CYA Technologies, Inc. since November 2004. Mr. Flickman has been working in the technology field for nearly 30 years, specializing in commercial software development, infrastructure architecture and management, enterprise software, product management, development process improvement and project management.

Name	Position & Other Business Experience

Jeffrey Hilk, 48 Director of Client Services, SVP

Mr. Hilk serves as Senior Vice President and Director of Client Services, and has global responsibility for Account Management and worldwide Client Support. Prior to joining the Company in March 2011, Mr. Hilk held senior-level sales positions with IT consulting firms, specifically Shore Group, Inc. from November 2009 to March 2011 and Presidio Networked Solutions from July 2007 to November 2009. Mr. Hilk has more than twenty-five years of experience in the technology industry, having led teams in account management, sales, product management and engineering, during his career at large multi-national companies such as NCR, AT&T, McDonnell-Douglas Aerospace Corp., and Boundless Corporation.

Don Meisner, 58 Treasurer

Mr. Meisner has served as our Controller and Treasurer since 2007. Mr. Meisner has a broad range of business experience including accounting, forecasting, budgeting, business analysis and systems implementation, with a particular emphasis on corporate compliance and financial reporting. Prior to joining us in 2007, Mr. Meisner served as the Controller of the Lebermuth Company, Inc. from February 2002 through 2007, where he was responsible for all aspects of accounting, as well as legal and insurance issues.

Robert Norton, 70 General Counsel, Corporate Secretary

Mr. Norton serves as our General Counsel and Corporate Secretary, in which capacity he has served since 2008. Mr. Norton has been a practicing attorney for over 35 years, commencing his career at the law firm of Shearman & Sterling LLP in New York City. Mr. Norton served as General Counsel of MasterCard International for over 15 years, where he was the head of the law department and was responsible for all legal matters addressed by the corporation. For the five years before he joined us in 2008, Mr. Norton was engaged as a sole practitioner in private practice and at times as a contract attorney.

None of our directors or executive officers has been involved in any legal proceeding enumerated in Securities and Exchange Commission Regulation S−K, Item 401, within the time periods described in that regulation, except as described in the following paragraph.

Rick Bettle serves as one of our independent directors. As previously disclosed, the New Zealand Securities Commission (the functions of which are now undertaken by the Financial Markets Authority) laid criminal and civil charges against all of the directors of Dominion Finance Holding Ltd. and its wholly owned subsidiary North South Finance (four executive and two independent directors, one of whom is Mr. Bettle). The Financial Markets Authority (the “FMA”) alleges that Dominion Finance Group's offer documents and advertisements misled investors. In particular, the FMA alleges that the directors made false statements in the Dominion Finance Group registered prospectus dated September 13, 2007 in New Zealand, as amended by an extension certificate dated December 20, 2007 in New Zealand and the North South Finance registered prospectus dated September 11, 2007 in New Zealand, as amended by an extension certificate dated December 20, 2007 in New Zealand. In addition, the FMA alleges that a quarterly newsletter of Dominion Finance Group and a letter to the investors of both Dominion Finance Group and North South Finance distributed during 2008 contained similar untrue statements. Mr. Bettle, who was the Independent Chairman of Dominion Finance Holdings Ltd. and North South Finance, has denied the allegations made. The Serious Fraud Office of New Zealand (the “SFO”), in addition to the FMA, also investigated the companies. As a result of its investigation, the SFO determined that criminal charges should be laid. Four persons associated with Dominion and North South Finance (two directors, the CEO and a fourth person who has name suppression) were subsequently charged. Mr. Bettle was not one of those charged by the SFO. On April 12, 2013 in New Zealand, the CEO was found guilty of the charges against him. The FMA case has been set for hearing on June 17th, 2013 in New Zealand.

Director Nomination Process

The Company’s goal is to assemble a Board that brings to the Company a variety of perspectives and skills derived from business and professional experience. The Board considers a variety of criteria when evaluating potential Board members, as described below, and expects that its candidates be of the highest ethical character, share the values of the Company, be capable of discharging his or her fiduciary duties to the shareholders of the Company, have reputations, both personal and professional, consistent with the image and reputation of the Company, be highly accomplished in their respective field, and possess the relevant expertise and experience necessary to assist the Company with enhancing shareholder value.

The Board considers nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. The Nominations Committee seeks new nominees for election to the Board, when necessary, through a variety of channels, including informal recommendations through business and personal contacts. Current members of the Board and the CEO are polled for suggestions. Research also may be performed to identify qualified individuals. To date, the Company has not engaged third parties to identify, evaluate, or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if necessary.

Pursuant to Rule 3.3.5 of the NZSX Rules, shareholders of the Company have the right to propose nominees for directors of the Company to be elected at each Annual Meeting of Shareholders in accordance with the opening date and closing date for nominations announced by the Company for each applicable annual meeting. Under the U.S. federal securities laws, shareholders who submit a nomination pursuant to NZSX Rule 3.3.5 are also required to submit a filing with the SEC containing the information required by Schedule 14N. The Board will evaluate any candidate recommended for nomination as a director, whether proposed by a shareholder, or identified through the Board’s own search processes, about whom it is provided appropriate information in a timely manner.

All new candidates for election to the Board and all Board members eligible for nomination for re-election to the Board are evaluated based upon a variety of criteria, including the following:

•	whether the candidate has the highest level of personal and business integrity and a reputation for integrity, honesty and fair dealing in the business community and such candidate’s local community;

•	whether the candidate has the requisite senior level executive experience that management responsibilities or has such candidate been engaged extensively in advising corporations as either an accountant or lawyer;

•	whether the candidate’s personality is conducive to working effectively and on a collaborative basis with the other directors on Board matters;

•	the absence of conflicts of interest;

•	whether the candidate has expertise or skill set which is needed on the Board;

•	whether the candidate has a level of financial literacy as would be appropriate for evaluating budgets and financial statements; and

•	consideration of whether the candidate has experience in the software service industry or exposure to the board portal business.

The Board may also consider such other factors as it may deem to be in the best interests of the Company and its shareholders.

Code of Conduct

We have a written Code of Conduct that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Treasurer. The full text of our Code of Conduct is published on our website at www.boardbooks.com under the “Investor Center-Corporate Governance” caption. We will disclose any future amendments to, or waivers from, certain provisions of the Code of Conduct applicable to our Chief Executive Officer, Chief Financial Officer and Treasurer on our website within four business days following the date of any such amendment or waiver.

Audit and Compliance Committee

The Company maintains a separately-designated standing Audit and Compliance Committee, which assists the Board in fulfilling its oversight responsibilities by reviewing the integrity of the Company’s financial statements and financial reporting process, the qualifications, independence and performance of the Company’s U.S. independent registered public accounting firm, and compliance with legal and regulatory requirements. The current members of the Audit and Compliance Committee are Mark Russell, Greg B. Petersen and Joseph Carrabino, Jr. Mr. Russell serves as Chairman of the Audit and Compliance Committee. The Board has determined that Mr. Petersen qualifies as an “audit committee financial expert,” and has the required “accounting or financial background” in accordance with the applicable rules of the SEC and the NZSX Rules and meets the independence standards applicable to audit committee members under the listing rules of the NASDAQ Stock Market (“NASDAQ”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. As part of the Company’s program to improve internal controls and governance, as discussed in Item 9A of the Original Filing, the Company has reviewed past Section 16 filings by its officers and directors. The Company found that it had not historically provided customary support to its officers and directors in achieving compliance with Section 16(a) obligations and resolved to assist its officers and directors in completing any outstanding filings and in remaining compliant on a going-forward basis. Based on its review, the Company became aware of several untimely filings required by Section 16(a) of the Exchange Act by persons who serve as directors and officers, specifically: (i) two reports, one covering the initial filing obligation and one reporting a purchase from the Company, were filed late by Joseph Carrabino Jr.; (ii) two reports, one covering the initial filing obligation and one reporting a stock option grant, were filed late by Michael Flickman; (iii) three reports, one covering the initial filing obligation, one reporting a stock option grant, and one reporting a transaction, were filed late by Jeffrey Hilk; (iv) five reports, one covering the initial filing obligation, one covering a stock option grant, one covering one transaction, and two covering two transactions each, were filed late by Don Meisner; (v) four reports, one covering the initial filing obligation, one covering a stock option grant, one covering a stock option exercise and one covering a transaction, were filed late by Robert Norton; (vi) five reports, one covering the initial filing obligation, one reporting a stock option grant and three reporting transactions, were filed late by Steven Ruse; and (vii) seven reports, one covering the initial filing obligation and six reporting transactions, were filed late by Mark Russell; (viii) fifteen reports, one covering the initial filing obligation, two reporting stock option grants and twelve reporting transactions, were filed late by Alessandro Sodi; and (ix) one report, covering the initial filing obligation, was filed late by Mark Weldon.

ITEM 11. EXECUTIVE COMPENSATION

The summary compensation table below summarizes information concerning compensation for the twelve months ended December 31, 2012 and the twelve months ended December 31, 2011, of our Chief Executive Officer and our two other most highly compensated executive officers during our 2012 fiscal year. We refer to these individuals as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

		Salary	Bonus		Nonequity Incentive Plan Compensation	Option awards		All other compensation	Total
Name and Principal Position	Year	($)	($)		($)(1)	($)(2)		($)(3)	($)

Alessandro Sodi	2012	549,133	750,000	(4)	0	0		14,633	1,313,766
Chief Executive Officer (CEO)	2011	437,177				2,370,000	(5)	3,900	2,811,077

Jeff Hilk	2012	150,000	35,000	(6)	294,396	260,000		10,000	749,396
Director of Client Services	2011	113,654	0		33,751	0		0	147,405

Michael Flickman	2012	225,000	80,000	(6)	0	260,000		13,658	578,658
Chief Technology Officer	2011	69,086	0		0	0		0	69,086

(1) The amount reported represents incentive compensation paid to Mr. Hilk pursuant to the terms of his March 2011 offer letter in the amounts of $294,396 and $33,751 in 2012 and 2011, respectively.

(2) The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the Named Executive Officers in 2011 and 2012, respectively. We estimate the fair value of awards on the grant date using the Black-Scholes option pricing model. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in footnote 16 to the financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013. Note that the amounts reported in this column reflect the Company’s accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the awards.

(3) The amounts reported in this column represent amounts paid for health benefits and the matching funds the Company’s provides in connection with the Named Executive Officers’ contributions to the Company’s tax-qualified defined contribution plan, a Section 401(k) savings plan.

(4) The amount reported in this column represents a discretionary bonus approved by the Board on April 12, 2012. The bonus was payable in three equal installments on each of April 30, 2012, July 31, 2012 and October 31, 2012.

(5) Represents an option to purchase 3,000,000 shares of common stock granted on June 27, 2011, subject to vesting in six equal annual installments ending on June 28, 2018. This option will be cancelled with respect to 2,500,000 shares of common stock (such shares having a grant date fair value of $1,975,000), subject to shareholder approval of replacement incentive compensation at our 2013 Annual Meeting of Shareholders. As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2013, the Board unanimously approved a binding term sheet for the replacement incentive compensation package to be provided to Mr. Sodi, in substitution for certain equity awards held by Mr. Sodi that will be cancelled.

(6) These amounts represent discretionary bonuses approved by the CEO or the Compensation Committee, as applicable, in 2012.

Narrative to Summary Compensation Table

In fiscal 2012, the primary components of our executive compensation program were:

•	Base salary

•	Annual incentives

•	Equity compensation

•	Other benefits

Base Salary

We use base salary to fairly and competitively compensate our employees, including the Named Executive Officers, for the responsibilities we ask them to undertake in performing their jobs. We view the base salary as the most stable component of our compensation program, as this amount is not at risk. Since our emphasis is on performance-based compensation for executive officers, base salary adjustments tend to be made when we believe there is a significant deviation from the general market or an executive officer’s responsibilities increase significantly.

Annual Incentives

The Compensation Committee has the authority to make discretionary incentive awards to our employees and executives, including the Named Executive Officers. We did not have a formal bonus plan for making these awards and the form of payment, if any, is subject to the discretion of the Compensation Committee. These awards are intended to reward our employees and executives for achieving strategic and operational objectives. Bonuses were paid to our Named Executive Officers in 2012 in recognition of the significant sales growth and stock price performance of the Company.

Pursuant to Mr. Sodi’s employment agreement, at the beginning of the second quarter of every fiscal year, the Board will consider approving a lump sum payment of $150,000 to Mr. Sodi. This payment will be at the discretion of the Board at the beginning of the second quarter of every fiscal year during the term of Mr. Sodi’s employment agreement, taking into consideration market conditions and the then-current performance of the Company. In April 2012, Mr. Sodi was awarded a bonus of $750,000 in recognition of the Company’s trailing twelve month revenue growth, stock price performance and the achievement of positive cash flow from operations.

Pursuant to Mr. Hilk’s offer letter, he is entitled to quarterly commissions based on the sales performance of his account management team. As Director of Client Services, Mr. Hilk is primarily responsible for upgrades to existing client agreements and his incentive compensation reflects performance with respect to this metric.

Equity Compensation

We use equity compensation to promote an ownership culture that encourages preserving and building value for our shareholders. Such awards have been granted under our 2007 Stock Option and Incentive Plan and our 2010 Stock Option and Incentive Plan. We believe that the opportunity to acquire equity creates and maintains an environment that motivates our employees to stay with the Company and provides a key incentive to promote our long-term success.

Other Benefits

Historically, we have not provided retirement benefits to our executives, including our Named Executive Officers. However, we offer all of our U.S. employees, including our Named Executive Officers, the opportunity to participate in our tax-qualified defined contribution plan, a Section 401(k) savings plan. This plan serves as the primary vehicle for our employees to accumulate retirement benefits. In 2012, we provided a 4% match of any employee contributions (including contributions of the Named Executive Officers) made to the Section 401(k) plan. We did not provide a match in 2011. We believe that the total amount of retirement benefits made available to our executives, including the Named Executive Officers, under this plan is consistent with the level of total compensation that we seek to provide to our executives.

We provide medical, disability and life insurance benefits to our executives, including the Named Executive Officers, on the same terms and conditions as are generally available to all of our salaried employees.

Tax Deductibility of Executive Compensation

Section 162(m) of the U.S. Federal tax code prevents the Company from taking a tax deduction for certain non-performance-based compensation in excess of $1 million in any fiscal year paid to our Named Executive Officers. While we generally seek to ensure the deductibility of the incentive compensation paid to our executives, the Compensation Committee retains the flexibility necessary to provide cash and equity compensation, consistently with the NZSX Rules, in line with competitive practice and the best interests of shareholders even if these amounts are not fully tax deductible.

Employment Agreements

The Company entered into an employment agreement with Alessandro Sodi on June 27, 2011 for a term of three years.  Mr. Sodi’s employment agreement provides for an annual base compensation of $510,000 per year which will increase 15% per year during the term.   In addition, at the beginning of the second quarter of every fiscal year, the Board will consider approving a lump sum payment of $150,000 to Mr. Sodi. This payment will be at the discretion of the Board, taking into consideration market conditions and the then-current performance of the Company.

The agreement also provided for the grant of a stock option to purchase 3,000,000 shares of common stock exercisable in six equal installments of 500,000 shares per year, commencing on June 28, 2013 and continuing through June 28, 2018. As previously disclosed by the Company, this option was granted in excess of the applicable annual grant limit under the Company’s 2010 Stock Option and Incentive Plan. As disclosed by the Company on its Current Report on Form 8-K filed with the SEC on April 16, 2013 the Company approved a binding term sheet for an incentive compensation package to be provided to Mr. Sodi in substitution for the portion of such Options granted in excess of the applicable annual grant limit. The grant of the new incentive awards and cancellation of the affected equity awards remain subject to the execution of definitive legal documents to be approved by Mr. Sodi and the Compensation Committee and shareholder approval of the terms of the substitute incentive compensation package and a new incentive plan in accordance with the NZSX Rules.

In the event Mr. Sodi voluntarily resigns in connection with a change of control, for health issues related to him or his spouse or he is removed as the CEO of the Company or his employment agreement is not renewed or extended, Mr. Sodi will be paid one year of his then current salary. The agreement contains other provisions normally found in such agreements such as, by way of example, non-competition, confidentiality and inventions clauses.

Outstanding Equity Awards at DECEMBER 31, 2012

The following table shows information concerning stock options and restricted stock awards outstanding held by the Named Executive Officers at December 31, 2012. No stock options of any of the Named Executive Officers were repriced.

			Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date

Alessandro Sodi			3,000,000	(3)	$0.82	6/27/2021
Chief Executive Officer (CEO) (1)	2,400,000	(2)			$0.14	8/18/2019

Jeff Hilk Director of Client Services	0		200,000	(4)	$2.45	3/6/2022

Michael Flickman Chief Technology Officer	0		200,000	(4)	$2.45	3/6/2022

The Company had no other equity incentive plan awards or stock awards outstanding as of December 31, 2012 to its Named Executive Officers.

(1) As previously disclosed by the Company, the options granted to Mr. Sodi were in excess of the annual grant limit under the Company’s 2007 Stock Option and Incentive Plan or 2010 Stock Option and Incentive Plan, as applicable. As disclosed by the Company in its Current Report on Form 8-K filed with the SEC on April 16, 2013, the Company approved a binding term sheet for an incentive compensation package to be provided to Mr. Sodi in substitution for the portion of such options granted in excess of the applicable annual grant limit (1,600,000 shares will be cancelled and replaced in connection with his 2009 grant, and 2,500,000 shares will be cancelled and replaced in connection with his 2011 grant). The grant of the new incentive awards and cancellation of the affected equity awards remain subject to the execution of definitive legal documents to be approved by Mr. Sodi and the Compensation Committee and shareholder approval of the terms of the substitute incentive compensation package and a new incentive plan in accordance with the NZSX Rules.

(2) Represents an option to purchase 2,400,000 shares of common stock granted on August 20, 2009, subject to vesting in three equal annual installments ending on August 20, 2012. See note (1).

(3) Represents an option to purchase 3,000,000 shares of common stock granted on June 27, 2011, subject to vesting in six equal annual installments ending on June 28, 2018. See note (1).

(4) Represents an option to purchase 200,000 shares of common stock granted on March 7, 2012, vesting in full on March 6, 2015.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the foregoing summary of the Company’s Executive Compensation and, based on such review and discussions, the Compensation Committee recommended to our Board that the discussion on Executive Compensation be included in this Amendment.

Compensation Committee for the fiscal year ended December 31, 2012 of Diligent Board Member Services, Inc.
David Liptak (Chairman)
Joseph Carrabino, Jr.
Mark Weldon

Director Compensation

The following table provides each element of compensation paid or granted to each director,* who is not also a Named Executive Officer, for service rendered during the year ended December 31, 2012.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Rick Bettle	$60,000				$60,000
Mark Russell	$60,000				$60,000
David Liptak (2)	$-				$-
Joseph Carrabino, Jr.	$45,000				$45,000
Mark Weldon	$45,000				$45,000

*Greg B. Petersen was appointed to the Board on April 3, 2013 and, accordingly, is not listed in the above chart regarding Director Compensation.

(1)	The amounts shown represent fees in U.S. dollars. Messrs. Bettle, Russell and Weldon were paid in NZD. Mr. Carrabino was paid in U.S. Dollars.
(2)	Mr. Liptak has declined to take any directors’ fees and has never been paid directors’ fees.

In May 2008, the directors voluntarily agreed to a 50% reduction in the annual directors’ fees (an annual reduction from $60,000 per year per non-executive director, to $30,000 per year per non-executive director) until the Company’s financial condition improved to enable the payment of the higher fee, which reduction was in effect through December 31, 2011. The Board agreed, effective January 1, 2012, to restore the $60,000 annual director’s fee for each non-executive director. We do not intend to pay directors’ fees to employee directors or to Mr. Liptak, who has waived directors’ fees. The directors are also entitled to be paid for all reasonable travel, accommodation and other expenses incurred by them in connection with their attendance at board or shareholder meetings, or otherwise in connection with our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of our Common Stock

The following table provides information concerning beneficial ownership of our common stock as of April 26, 2013 by:

•	Each person who is known to us to be the beneficial owner of 5% or more of our common stock;

•	Each of our directors and nominees;

•	Each of our executive officers; and

•	All of our directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock and preferred stock shown as beneficially owned by them. Beneficial ownership representing less than one percent is denoted with an asterisk (“*”).

Unless otherwise indicated, the principal address of each of the persons below is c/o Diligent Board Member Services, Inc., 39 West 37 St. 8th Floor, New York, NY 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (2)
Officers and Directors
Alessandro Sodi, Director, CEO, President (3)	4,567,915	5.3%
David Liptak, Chairman, Director (4)	25,950,307	24.6%
Rick Bettle, Director	50,000	*
Joseph Carrabino, Director	4,983	*
Mark Russell, Director	85,957	*
Mark Weldon, Director	75,000	*
Michael Flickman, Chief Technology Officer, EVP	0	*
Jeffrey Hilk, Director of Client Services, SVP	10,000	*
Don Meisner, Treasurer (5)	295,000	*
Robert Norton, GC, Corporate Secretary	165,500	*
Greg B. Petersen, Director	0	*
Steven P. Ruse, Chief Financial Officer, EVP	673,350	*
All directors and named officers as a group (12 persons)	31,878,012	29.6%

5% Security Holders
Spring Street Partners, L.P.(4)	25,950,307	24.6%
Carroll Capital Holdings, LLC (6)	14,994,860	15.8%
Milford Asset Management Limited (7)	5,319,005	6.4%

(1)	Includes (i) stock held in joint tenancy, (ii) stock owned as tenants in common, (iii) stock owned or held by spouse or other members of the individual’s household, and (iv) stock in which the individual either has or shares voting and/or investment power, even though the individual disclaims any beneficial interest in such stock.

(2)	Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 26, 2013, and shares of common stock issuable upon conversion of the Series A Preferred Stock are deemed outstanding and beneficially owned by the person holding such options or Series A Preferred Stock for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

(3)	Includes 2,400,000 shares subject to options exercisable within 60 days of April 26, 2012. As discussed in Item 11, it is anticipated that these options will be cancelled as to 1,600,000 shares of common stock as part of Mr. Sodi’s replacement incentive compensation subject to approval by shareholders at our 2013 Annual Meeting of Shareholders.

(4)	Includes shares of common stock beneficially owned by Spring Street Partners, L.P., with a principal address at 488 Madison Avenue, 21st Floor, NY, NY 10022. David Liptak is the sole manager and member of West Broadway Advisors, L.L.C., which is the sole general partner of Spring Street, L.P. Spring Street Partners, L.P. is the beneficial owner of 25,950,307 shares of common stock, which include (i) 21,777,904 shares of Series A Preferred Stock that are convertible into common stock on a one of one basis and (ii) 4,172,403 shares of common stock.

(5)	Includes (i) 150,000 shares of common stock owned by the Cantaluppi Family Trust and (ii) 45,000 shares of common stock that may be acquired upon the exercise of currently exercisable options.

(6)	Includes (i) 10,889,219 shares of Series A Preferred Stock and 2,506,641 shares of common stock owned by Carroll Capital Holdings LLC; (ii) 600,000 shares owned by Kenneth Carroll, Trustee, the Elizabeth Carroll 2012 Descendants Trust; and (iii) 1,000,000 shares owned by the Kenneth Carroll 2012 Family Trust. Carroll Capital Holdings, LLC’s principal address is 94 Long Pond Road, Hewitt, New Jersey 07421.

(7)	Milford Asset Management Limited’s principal address is Level 9, 70 Shortland Street, Auckland 1140, New Zealand.

We are not aware of any arrangements involving our shareholders, the operation of which would result in a change of control.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, certain information related to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	8,028,334	(2)	$0.86	2,596,664

Equity compensation plans not approved by security holders	0		0	0

Total:	8,028,334	(2)	$0.86	2,596,664

(1) On November 30, 2007, the shareholders of Diligent approved the 2007 Stock Option and Incentive Plan of Diligent Board Member Services, Inc. (the “2007 Plan”) to offer incentive stock options, non-qualified stock options and restricted shares of common stock to employees, directors and consultants of the Company. The 2007 Plan is administered by the Board or a committee of the Board and provides for the grant of up to 10,000,000 shares of common stock. As of December 31, 2012, 46,664 shares remained available for issuance under the 2007 Plan.

On June 8, 2010, the shareholders of Diligent adopted the 2010 Stock Option and Incentive Plan of Diligent Board Member Services, Inc. (the “2010 Plan”) to offer up to 5,000,000 shares of common stock as incentive stock options and non-qualified stock options to employees, directors and consultants of the Company. On April 17, 2012, the shareholders approved an increase of 2,500,000 shares of common stock in the shares available for grant under the 2010 Plan. The 2010 Plan is administered by the Board or a committee of the Board and provides for a grant of up to 7,500,000 shares of common stock. As of December 31, 2012, 2,550,000 shares remain available for issuance under the 2010 Plan.

Although the 2007 Plan and the 2010 Plan were each approved by shareholders they were not approved in the terms required for shareholder approval under Rule 7.3.1(a) of the NZSX Rules. In addition, some awards exceeded the 3% cap set out in Rule 7.3.6 of the NZSX Rules. Accordingly, some of the awards given under the 2007 Plan and 2010 Plan exceeded the restrictions on the issue of equity securities under the NZSX Rules. Although the restrictions were exceeded, the validity of the relevant equity securities is not affected by reason only of the breach of the NZSX Rules. Separately, steps are being taken to validate securities issued in breach of the Securities Act 1978 (NZ) by way of seeking validation in the New Zealand courts.

(2) This amount includes (i) 1,600,000 options issued to Alessandro Sodi in excess of the individual limits under 2007 Plan and (ii) 2,400,000 options issued to Alessandro Sodi in excess of the individual limits under the 2010 Plan. These options will be cancelled, subject to shareholder approval of replacement incentive compensation, at our 2013 Annual Meeting of the Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Since the beginning of our 2012 fiscal year, there has been no transaction, and there is no currently proposed transaction, in which the Company was or is to be a participant in an amount requiring disclosure under the Exchange Act and in which any related person had or will have a direct or indirect material interest that would require disclosure under the Exchange Act.

Procedures for Approval of Related Party Transactions

Pursuant to our Audit and Compliance Committee Charter, our Audit and Compliance Committee reviews and approves any material transaction between the Company and any director or executive officer of the Company (or any person or entity controlled by or controlling such director or executive officer, or in which such director or executive officer has a direct or indirect material financial interest). Prior to approving any such transaction, the Audit and Compliance Committee considers whether such transaction is in the best interests of the Company. If the Audit and Compliance Committee approves the transaction, the Audit and Compliance Committee reviews the public disclosure of such transaction prior to such disclosure.

Independence Standards for Directors

A majority of our board members are independent directors based on the definition of independence the Marketplace Rules of NASDAQ Stock Market LLC (the “NASDAQ Rules”), specifically, Rick Bettle, Mark Russell, Mark Weldon, Greg B. Petersen, Joseph Carrabino, Jr. and David Liptak. Under the Company’s listing requirements under the NZSX Rules, a majority of our board members are independent directors based on the definition of independence pursuant to the NZSX Rules, specifically Rick Bettle, Mark Russell, Joseph Carrabino, Jr., Greg B. Petersen and Mark Weldon. Further, given that Rick Bettle, Mark Russell and Mark Weldon are New Zealand residents, the Company satisfies the requirement under the NZSX Rules that at least two directors must be resident in New Zealand.

The Board has determined that all three current members of the Audit and Compliance Committee, Mark Russell, Greg B. Petersen and Joseph Carrabino, Jr., are independent in accordance with the NASDAQ Rules and the NZSX Rules. Mr. Russell is the Chairman of the Audit and Compliance Committee. Prior to 2013, the Company paid the law firm Buddle Findlay, of which Mr. Russell is a partner, fees in an amount which would not require disclosure under the rules of the Exchange Act. The Company has determined not to retain Buddle Findlay on a going forward basis to avoid any conflict with the NASDAQ Rules governing audit committee independence.

The Board has determined that all three current members of the Compensation Committee, Mr. Petersen, Mr. Carrabino, Jr. and Mr. Weldon, are independent in accordance with the NASDAQ Rules and the NZSX Rules and also qualify as “outside” directors within the meaning of the U.S. Internal Revenue Code Section 162(m). Mr. Petersen serves as Chairman of our Compensation Committee.

The Board has determined that all three current members of the Nominations Committee, Mr. Liptak, Mr. Bettle and Mr. Russell, are independent in accordance with the applicable rules of NASDAQ. In addition, Mark Russell and Rick Bettle are regarded as independent under the NZSX Rules. Mr. Liptak is not regarded as independent under the NZSX Rules. Mr. Liptak serves as Chairman of our Nominations Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees billed for audit and other services provided by Holtz Rubenstein Reminick LLP (“Holtz”), our independent U.S. registered public accounting firm for the fiscal year ended December 31, 2012:

	2012	2011
Holtz Rubenstein Reminick LLP
Audit Fees and Audit Related Fees (1)	$267,235	$130,000
Audit Related Fees	-	-
Tax Fees(2)	$36,841	$14,990
All Other Fees (3)	$89,118	$5,397
Total Fees	$393,194	$150,387

(1) The aggregate fees billed by Holtz for audits and reviews of our consolidated financial statements for the years ended December 31, 2012 and December 31, 2011.

(2) Tax Fees consist of fees billed for professional services for tax compliance planning for the fiscal years ended December 31, 2012 and December 31, 2011.

(3) All Other Related Fees are associated with Special Committee work conducted during the audit process, a Section 382 Limitation study, a transfer pricing study, and out of pocket expenses.

Pre-Approval of Services

The Audit and Compliance Committee selected Holtz to serve through the fiscal year ended December 31, 2012 as the Company’s independent accountants after considering Holtz’s independence and effectiveness. The Audit and Compliance Committee pre-approved all audit and non-audit services performed by Holtz and the fees and other compensation paid to Holtz by reviewing and approving the overall nature and scope of the audit process, reviewing and approval of any requests for non-audit services and receiving and reviewing all reports and recommendations of Holtz. One hundred percent (100%) of the non-audit services provided by Holtz were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Exhibits. The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2013	DILIGENT BOARD MEMBER SERVICES, INC.

	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer )

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on April 30, 2013.

Name	Title	Date
/s/ Alessandro Sodi Alessandro Sodi	Chief Executive Officer, President, Director (Principal Executive Officer)	April 30, 2013

/s/ Steven P. Ruse Steven P. Ruse	Chief Financial Officer (Principal Financial Officer)	April 30, 2013

/s/ Donald Meisner Donald Meisner	Treasurer (Principal Accounting Officer)	April 30, 2013

* David Liptak	Director and Chairman	April 30, 2013

* Rick Bettle	Director	April 30, 2013

* Joseph D. Carrabino, Jr.	Director	April 30, 2013

/s/ Greg Petersen Greg Petersen	Director	April 30, 2013

* Mark Russell	Director	April 30, 2013

* Mark Weldon	Director	April 30, 2013

By: /s/ Steven P. Ruse, as Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits

31.3	CEO Certification pursuant to Rule 13a-14(a)

31.4	CFO Certification pursuant to Rule 13a-14(a)

