Form 10-Q
period 2013-03-31
Diligent Board Member Services, Inc.
filed 2013-05-10
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of MAY 5, 2013 was 83,776,155.

(This page intentionally left blank)

i

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Diligent Board Member Services, Inc. believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Important factors that could cause actual results to differ materially include: our Special Committee investigation identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and U.S. regulatory obligations and such instances may expose us to potential regulatory actions and/or contingent liabilities; certain of our past stock issuances and stock option grants may expose us to potential contingent liabilities, including potential rescission rights; we are subject to New Zealand Stock Exchange Listing Rules (“NZSX Listing Rules”) and compliance with securities and financial reporting laws and regulations in the United States and New Zealand and face higher costs and compliance risks than a typical U.S. public company due to the need to comply with these dual regulatory regimes; as of December 31, 2012 we identified material weaknesses in our internal controls over financial reporting and concluded that our disclosure controls were not effective; we must address the material weaknesses in our internal controls, which otherwise may impede our ability to produce timely and accurate financial statements; our business is highly competitive and we face the risk of declining client renewals or upgrades; we may fail to manage our growth effectively. There may also be other factors that cause the Company’s actual results to differ materially from the forward looking statements. We urge you to be cautious of the forward-looking statements which are contained in this Form 10-Q because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. Events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of future events could have a material adverse effect on our business, results of operations and financial position. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZSX Listing Rules.

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

We are not incorporating information contained in the website by reference into this Quarterly Report on Form 10-Q. The Company makes available, free of charge, through the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,472	$33,311
Term deposit	-	103
Accounts receivable	3,378	3,018
Prepaid expenses and other current assets	1,270	882
Deferred tax assets, net of valuation allowance	775	643
Total current assets	41,895	37,957
Property and equipment, net	4,811	5,037
Intangible assets, net	181	217
Security deposits	208	225
Other assets	59	167
Total assets	$47,154	$43,603
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$933	$222
Accrued expenses and other liabilities	3,087	2,615
Income taxes payable	1,127	1,640
Deferred revenue	17,999	17,581
Current portion of obligations under capital leases	703	702
Total current liabilities	23,849	22,760
Non-current liabilities:
Obligations under capital leases, less current portion	1,428	1,522
Deferred tax liabilities	111	111
Other non-current liabilities	198	223
Total non-current liabilities	1,737	1,856

Total liabilities	25,586	24,616
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 32,667,123 shares issued and outstanding (liquidation value $4,900,068)	3,240	3,233
Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 83,776,155 and 83,586,155 shares issued and outstanding	84	84
Additional paid-in capital	26,847	26,259
Accumulated deficit	(8,617)	(10,656)
Accumulated other comprehensive income	14	67
Total stockholders' equity	18,328	15,754
Total liabilities, redeemable preferred stock and stockholders' equity	$47,154	$43,603

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)

Revenues	$15,133	$8,214

Cost of revenues	2,872	2,165

Gross profit	12,261	6,049

Operating expenses:

Selling and marketing	2,187	1,939

General and administrative	3,514	1,509

Special Committee	1,632	-

Research and development	933	474

Depreciation and amortization	413	228

Total operating expenses	8,679	4,150

Operating income	3,582	1,899

Other (expense) income:

Interest (expense) income, net	(5)	48

Foreign exchange transaction (loss) gain	(116)	6

Total other (expense) income	(121)	54

Income before provision for income taxes	3,461	1,953

Income tax expense	1,422	53

Net income	$2,039	$1,900

Net income per share:

Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Weighted average shares outstanding:

Basic	83,713	81,806

Diluted	122,371	119,991

See accompanying notes to condensed consolidated financial statements

2

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Net income	$2,039	$1,900
Other comprehensive (loss) income, net of tax:
Foreign exchange translation adjustment	(53)	46
Comprehensive income	$1,986	$1,946

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three months Ended March 31, 2013

(Unaudited)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	(Loss) Income	Equity
	(in thousands)
Balance at January 1, 2013	83,586	$84	$26,259	$(10,656)	$67	$15,754
Net income	-	-	-	2,039	-	2,039
Other comprehensive loss	-	-	-	-	(53)	(53)
Share-based compensation	-	-	341	-	-	341
Exercise of stock options	190	-	74	-	-	74
Excess tax benefits from share-based compensation	-	-	269	-	-	269
Amortization of preferred stock offering costs	-	-	(7)	-	-	(7)
Accrued preferred stock dividend	-	-	(89)	-	-	(89)
Balance at March 31, 2013	83,776	$84	$26,847	$(8,617)	$14	$18,328

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$2,039	$1,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413	228
Share-based compensation	341	222
Deferred taxes	(132)	-
Excess tax benefits realized from share-based compensation	(269)	-
Changes in operating assets and liabilities:
Accounts receivable	(360)	189
Prepaid expenses and other current assets	(388)	(298)
Accounts payable and accrued expenses, net	1,183	(887)
Deferred revenue	418	2,329
Other	(80)	(27)
Net cash provided by operating activities	3,165	3,656
Cash flows from investing activities:
Purchase of property and equipment	(149)	(354)
Proceeds from maturity of term deposit	105	-
Net cash used in investing activities	(44)	(354)
Cash flows from financing activities:
Payment of preferred stock dividend	(120)	(120)
Proceeds from exercise of stock options	74	17
Excess tax benefits from share-based compensation	269	-
Payments of obligations under capital leases	(92)	(28)
Payments of obligations under software licensing agreements	(36)	(36)
Net cash provided by (used in) financing activities	95	(167)
Effect of exchange rates on cash and cash equivalents	(55)	46
Net increase in cash and cash equivalents	3,161	3,181
Cash and cash equivalents at beginning of period	33,311	8,931
Cash and cash equivalents at end of period	$36,472	$12,112

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$11	$5
Income taxes	$1,775	$53
Supplemental disclosure of noncash investing and financing activities:
Accrual of preferred stock dividend	$89	$89
Tender of common stock in lieu of interest payment on note receivable from affiliate	$-	$200

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

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (“NZSX”). On December 12, 2007, the Company completed an offshore public offering in connection with its listing on the NZSX. The Company’s corporate headquarters are located in New York, New York.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Ltd. (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Boardbooks Australia (“DBA”), which provide sales, marketing and customer support services in their respective regions. The Company’s Singapore subsidiary, APAC Board Services PTE. Ltd. (“APAC”) provides sales in the Asia-Pacific region. At the end of 2012, Diligent formed a subsidiary in Hong Kong to support its Asia-Pacific sales and marketing, which has had no operations to date.

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

2)	Special Committee

In December 2012, the Board of Directors of the Company appointed a Special Committee of independent directors to examine certain of Diligent's past stock issuances and stock option grants that may not have been issued in compliance with the relevant stock option and incentive plans. The Special Committee's members were not on the Board at the time of the grants at issue, were not involved in their issue, and are not the recipients of any option grants. The Special Committee was delegated broad powers from the Board to take all such action in respect of the issuances as it deems necessary and advisable.

The Special Committee, assisted by attorneys in the U.S. and New Zealand, conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period. As discussed in Notes 6 and 8, the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. The Special Committee was delegated the authority to develop appropriate alternative compensation packages for the affected employees. These awards were determined by the Board to be reasonable compensation at the time, and were an important incentive component of the employees’ compensation packages.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Costs for the Special Committee for the three months ended March 31, 2013 were $1.6 million, with an additional $0.3 million incurred in the fourth quarter of 2012. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, estimated NZX penalties and proposed compensation to be paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified. The Company expects that there will be additional Special Committee expenses recorded through the second quarter of 2013.

3)	Significant accounting policies

Basis of presentation – The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income taxes and the useful lives of tangible and intangible assets. Actual results could differ from those estimates.

Principles of consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At March 31, 2013, cash equivalents include investments in U.S. treasury bills of $7.0 million and U.S. treasury money market funds of $19.0 million, which are carried at cost which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices. At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $11.0 million and U.S. treasury money market funds of $13.0 million.

Fair value of financial instruments – The fair value of the Company’s cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued expenses approximates book value due to their short term settlements.

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

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive. All stock options and convertible redeemable preferred stock were included as potential dilutive securities for all periods applicable.

The components of the calculation of basic and diluted earnings per common share are as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
Numerator:
Net income	$2,039	$1,900
Preferred stock dividends	(89)	(89)
Basic net income available to common shareholders	$1,950	$1,811
Diluted net income available to common shareholders	$2,039	$1,900
Denominator:
Basic weighted average shares outstanding	83,713	81,806
Dilutive effect of stock options	5,991	5,518
Dilutive effect of convertible preferred stock	32,667	32,667
Diluted weighted average shares outstanding	122,371	119,991
Basic earnings per share	$0.02	$0.02
Diluted earnings per share	$0.02	$0.02

Recent accounting pronouncements – In February 2013, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was effective for the Company beginning January 1, 2013 and had no impact on the Company’s condensed consolidated financial statements.

4)	Term deposit

At December 31, 2012, the Company had a term deposit with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZD125.0 thousand (US$103.3 thousand) bore interest at 4.4% and matured March 15, 2013. Upon maturity, the principal was reinvested in a term deposit with a term of 31 days, which has been included in cash and cash equivalents on the March 31, 2013 balance sheet.

5)	Redeemable Preferred Stock

On March 11, 2009, the Company issued 30,000,000 shares of Series A Preferred Stock at $0.10 per share in a private offering, for aggregate proceeds of $3.0 million. Expenses relating to the preferred stock issuance were $139 thousand.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value of the Preferred Stock at March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)
	2,861	2,861
Dividends paid by issuance of paid-in-kind shares	267	267
Cumulative amortization of issuance costs	112	105
Balance	$3,240	$3,233

The Preferred Stock carries a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc). The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company’s option) be paid either in cash or in kind by the issuance of additional Preferred Stock (paid-in-kind Shares), to be issued at the same issue price as the Series A Preferred Stock of $0.10 per share. The 11% annual dividend on the Preferred Stock will have preference over the declaration or payment of any dividends on the Company’s common stock. In addition to the 11% preferred dividend, the holders of the Preferred Stock will also be entitled to participate pro rata in any dividend paid on the Company’s common stock.

In 2013, the Company anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock. Accordingly, preferred stock dividends of $89 thousand for the three months ended March 31, 2013 are included in accrued expenses.

In December 2012, Spring Street Partners, L.P., one of the holders of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 1, 2013 of $240 thousand. This was recorded as a capital contribution in 2012 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the Chairman of the Board of Directors of the Company and the holder of 4.2 million shares of common stock of the Company.

6)	Stock option and incentive plan

As discussed further in Notes 2 and 8, in December of 2012 the Company’s Board of Directors authorized a Special Committee of independent directors to conduct a review of certain of the Company’s past stock issuances and stock option grants to determine whether they were in accordance with the relevant incentive plans. The Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the chief executive officer exceeded the cap in the 2007 Plan by 1,600,000 shares, a 2011 award to the chief executive officer exceeded the cap in the 2010 Plan by 2,500,000 shares, and a 2011 award to another officer exceeded the cap in the 2010 Plan by 250,000 shares.

On April 15, 2013, The Company announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to the Company’s Chief Executive Officer in substitution for certain awards that will be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan. The information below includes the stock options which the Company intends to cancel, because they are outstanding at March 31, 2013, and alternate compensation arrangements have not yet been approved by the shareholders of the Company.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of stock option activity for the quarter ended March 31, 2013 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2013	8,318,334	$0.85	7.82 years
Granted	-
Exercised	(190,000)	0.39
Forfeited	-
Outstanding at March 31, 2013	8,128,334	0.86	7.58 years
Exercisable at March 31, 2013	3,503,334	0.16	6.39 years

Total share-based compensation expense recognized for the three months ended March 31, 2013 and 2012 was $341 thousand and $222 thousand, respectively. At March 31, 2013 there was $2.8 million of unrecognized share-based compensation expense related to options granted that will be recognized over the next 5.25 years. Such amount does not include any impact of the alternative compensation package for the Company’s CEO.

7)	Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate. The income tax provision for the three months ended March 31, 2013 provides income taxes at an effective rate of 41.1%. The effective rate in 2012 was significantly lower due to the utilization of approximately $5.8 million of net operating loss carryforwards against which the Company had previously recorded a valuation allowance, as discussed further below.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards would be limited. This limitation resulted in only $5.8 million available to offset expected taxable income in 2012 and, beginning in 2013, a further limitation of approximately $0.5 million per year is available to offset expected taxable income until expiration. Based on this limitation, the Company expected that approximately $2.5 million of its total net operating loss carryforwards of $16.7 million would expire unutilized in 2029. A full valuation allowance had previously been provided on the related deferred tax asset, and in the second quarter of 2012 the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. The Company has recorded a partial valuation allowance against the remaining net operating loss carryforwards available to offset future income through 2029 to the extent that it believes it is more likely than not that they will not be realized.

The Company has no significant uncertain tax positions.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8)	Subsequent events

Diligent Board Member Services, Inc. 2013 Incentive Plan.

On May 3, 2013, the Board adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan (the “Plan”), subject to approval by the Company’s stockholders at the 2013 Annual Meeting. If approved by the Company’s stockholders, an aggregate of 8,500,000 shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates. If the proposals relating to the replacement incentive awards for the Company’s chief executive officer described below are approved by the Company’s stockholders, 4,100,000 of the shares available under the Plan would be utilized in connection with the replacement incentive awards. If the Plan is approved by stockholders, the Board has resolved to discontinue use of the Company’s 2007 Stock Option and Incentive Plan and the 2010 Stock Option and Incentive Plan.

Awards under the Plan may be made in the form of stock options (which may constitute incentive stock options or nonqualified stock options), share appreciation rights, restricted shares, restricted share units, performance awards, bonus shares and other awards. In addition, certain awards under the Plan may be denominated or settled in cash, including performance awards.

The Company’s stockholders are also being asked to approve the performance goals under the Plan so that certain incentive awards granted under the Plan may qualify as exempt performance-based compensation under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, which otherwise generally disallows the corporate tax deduction for compensation paid in excess of U.S. $1 million annually to each of the chief executive officer and the other named executive officers of publicly-held companies.

CEO Substitute Remuneration Package.

On April 15, 2013, the Company announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to the Company’s chief executive officer Alessandro Sodi in substitution for certain awards that will be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan. On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, the chief executive officer and the Company entered into a definitive Replacement Grant Agreement and certain agreed upon ancillary award agreements related thereto. The cancellation of the chief executive officer’s existing awards and the grant of the replacement incentive awards is subject to stockholder approval.

Under the terms of the Replacement Grant Agreement, Mr. Sodi’s fully vested option to purchase 2,400,000 shares of the Company’s common stock for an exercise price of U.S. $0.14 per share will be cancelled to the extent it is in excess of the applicable plan cap, consisting of 1,600,000 of such shares. In exchange for the cancellation of the relevant portion of the award, Mr. Sodi will receive:

•	An option to purchase 1,600,000 shares of common stock having an exercise price equal to the Company’s closing price per share expressed in U.S. dollars on the last trading day on the NZSX immediately prior to the grant date (the “Exercise Price”). The grant date is expected to occur on or shortly after the date of the Annual Meeting (the “Grant Date”), assuming stockholder approval of the replacement arrangement. The option will vest on December 31, 2013, subject to Mr. Sodi’s continued employment with the Company on that date, and will have a term of ten years from the Grant Date.

•	A performance cash award with a value denominated in U.S. dollars of up to 1,600,000 multiplied by the excess of the Exercise Price over U.S. $0.14. Based on the U.S. dollar equivalent of the Company’s per share price on the NZSX on May 3, 2013, NZ $6.95, the performance cash award would be U.S. $9,264,000. The actual amount of the cash award will depend on the actual Exercise Price as determined on the Grant Date, and could be more or less than the amount estimated above. Mr. Sodi’s right to receive such cash award is contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. Any cash award, once earned, will be paid in three equal annual installments in 2014, 2015 and 2016, or, if earlier, on a change in control of the Company or Mr. Sodi’s separation from service. Any payment due on any installment date will be proportionally reduced if the sum of the Company’s stock price plus dividends falls below 75% of the Exercise Price.

In addition, Mr. Sodi holds an option to purchase 3,000,000 shares of the Company’s common stock for an exercise price of U.S. $0.82 per share, which remains subject to vesting. Under the terms of the Replacement Grant Agreement, the Company will cancel the portion of such option in excess of the applicable plan cap, consisting of 2,500,000 of such shares. In exchange for the cancellation of the relevant portion of the award, Mr. Sodi will receive:

•	Performance share units for 2,250,000 shares of common stock contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. For purposes of clarification, performance share units in this context are units of common stock issued to Mr. Sodi upon satisfaction of the performance criteria outlined herein. Once earned, the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, on a change in control of the Company or Mr. Sodi’s separation from service.

•	Performance share units for up to 250,000 shares of common stock contingent on the Company achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return (“TSR”) growth in four one-year measurement periods beginning April 1, 2013. TSR growth will be measured based on the Company’s stock price performance during the 20 trading days prior to the relevant measurement date. Performance share units for 62,500 shares of common stock will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, on a change in control of the Company or Mr. Sodi’s separation from service.

The vesting of the options, performance cash award and performance stock units described above will be subject to certain acceleration provisions in the event of change in control of the Company, upon death or disability or if Mr. Sodi is terminated without cause or resigns for good reason.

If such arrangements are not approved by the Company’s stockholders, Diligent may face contingent liabilities based on a claim by the chief executive officer and could face the risk of loss of the Company’s chief executive officer, which may have a material adverse impact on Diligent’s business. At the time such arrangements are finalized, the Company expects to incur additional compensation expense, which may be material.

Approval of 2013 Remuneration and Subsequent Calendar Years.

The Nominations Committee recommended to the Board and the Board has approved a remuneration package for non-executive directors for the 2013 fiscal year (the “New Remuneration Package”), subject to stockholder approval of a proposed per annum non-executive director remuneration amount at the 2013 Annual Meeting in accordance with the NZSX Listing Rules. The New Remuneration Package is intended to ensure that the Company remains competitive with its peer companies and is able to continue to compete for director talent, including in the U.S. market. The New Remuneration Package consists of both a cash component, designed to compensate members for their service on the Board and its Committees, and an equity component designed to align the interests of directors with Diligent’s stockholders. The total value of the New Remuneration Package for standard board service will be $130,000 per annum, $50,000 of which will be payable in cash.

Subject to stockholder approval of the Plan and the proposed per annum non-executive director remuneration, the Company’s non-executive directors, other than the chairman of the Board, will receive a stock grant for 2013 service with a total value of $80,000, which will be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year, provided that the grant for the first quarter of 2013 will be made on the seventh business day following such stockholder approval. The number of shares to be issued will be based on the volume weighted average trading price of our common stock on our primary trading market for the 20 trading days immediately prior to such date, and will be pro-rated for any director who served on the Board for less than the full calendar year.

The Board believes that including a significant equity compensation component in the New Remuneration Package will align the interests of directors with those of stockholders and better reflects the practice for director remuneration in the U.S. for directors of software and technology companies. With a view to seeing that any equity component of directors’ remuneration complies with the NZSX Rules, common stock grants will only be issued after the end of each quarter of the calendar year to which Board service relates and the number of shares issued for each period of service will be determined in accordance with the provisions of the NZSX Rules. The Nominations Committee has also recommended that directors who are committee members receive additional cash compensation. Previously, committee members were not paid an additional fee for their work on a committee. At the 2013 Annual Meeting, stockholders are being asked to approve the aggregate monetary sum per annum which may be paid to the Company’s non-executive directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our goal is to help companies streamline the creation and delivery of board materials through an easy-to-use and secure online software platform. Key elements of our strategy include:

•	Strengthening the existing product and offering new functionality,
•	Further building our existing client base through geographic expansion and new client acquisition,
•	Deepening relationships with existing client base, and
•	Minimizing client cancellations by offering superior customer service and support.

The Company uses the Software-as-a-Service (“SaaS”) model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients’ data. Under this model, the Company offers annual renewable subscriptions for client access to its Boardbooks product which is hosted on the Company’s secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

The SaaS model allows the Company to differentiate itself through technological innovation and client service while the subscription billing approach results in a predictable and recurring revenue stream. This SaaS model also allows clients to retain control over access to the application while outsourcing to the Company the support activities, such as managing the IT infrastructure and maintaining the software.

The Company’s SaaS model addresses several difficulties found in the traditional software model and offers the following critical advantages for our company:

•	Highly scalable operations. Because our clients’ boards do not ordinarily meet on a daily or monthly basis, our system has the capability to support many more Boards without absorbing increased costs associated with client growth.

•	Better revenue visibility. By offering renewable annual subscriptions instead of one time perpetual licenses, the Company has much better revenue foresight. This high revenue visibility allows the Company to undertake much better planning and budgeting, with significant advantages for corporate strategy and profitability.

•	Lower cost of development. The Company has developed an application that is cost-effectively shared across thousands of end users. This is considerably less expensive than developing all the permutations (data bases, operating systems, etc) needed by clients who want to run the software on their own premises. These economies allow the Company to spend resources on developing increased functionalities for its Boardbooks application instead of on creating multiple versions of the same code.

•	Longer corporate life. The SaaS model has a long tail of recurring revenue that reduces investment risk, simplifies corporate planning and leads to extended corporate life.

•	Optimal expense planning. Because revenue is more predictable, the Company is able to better plan expenses.

We began developing components of the Diligent Boardbooks system starting in 1998, culminating in the roll-out of an international sales force in 2007.

On December 12, 2007 we completed an offshore public offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.” As a result, the Company is subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange, the Securities Act of 1978 (NZ), the Securities Markets Act of 1988 (NZ) and the Financial Reporting Act of 1993 (NZ). There is no United States established public trading market for our common stock. However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also subject to the U.S. reporting and regulatory requirements of the Securities and Exchange Commission (“SEC”) and the Securities Exchange Act of 1934. Because of this dual regulation in New Zealand and the U.S., the Company is required to meet both standards, which means the Company sometimes is faced with conflicting requirements and always must comply with the more stringent rule.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as described in our 2012 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements at Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

	Three months ended March 31		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Revenues	$15,133	$8,214	$6,919	84%

The growth in total revenues of 84% for the first quarter of 2013 when compared with the first quarter of 2012 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 97% for the trailing twelve months ended March 31, 2013. The Company has continued to add subscription agreements each quarter since inception. At March 31, 2013, the total number of client agreements (net of cancellations) was 2,009, compared with 1,808 at December 31, 2012, and 1,231 at March 31, 2012. A net of 201 new subscription agreements were added during the first quarter of 2013, compared with 205 added in the first quarter of 2012. Sales increased in all of our major regions, with North America accounting for 65% of the dollar value of new subscriptions added in the first quarter, EMEA (Europe, Middle East and Africa) accounting for 25% and the remaining 10% from Asia/Pacific. Additionally, upgrades in the first quarter of 2013, which consist of the addition of users by existing clients, increased 29% over the first quarter of 2012, based on the dollar value added to existing annual contracts.

The Company recognizes revenue ratably over the contract period, which is generally twelve months. Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months. All of the deferred revenue of $18.0 million recorded on the balance sheet at March 31, 2013 is expected to be recognized as revenue in the next twelve months.

Cost of Revenues and Operating Expenses

	Three months ended March 31		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Cost of Revenues	$2,872	$2,165	$707	33%
% of Revenues	19%	26%

Cost of revenues is comprised of account management, customer support and IT services. The increase in costs of revenues is predominantly due to the increase in headcount to service the Company’s larger client base. Worldwide, employee salaries and incentive pay increased by $0.6 million, consisting of $0.3 million in account management, $0.1 million in customer support and $0.2 million in IT services. Hosting costs increased by $0.2 million due to the opening of an additional hosting center and the increase in capacity at our existing centers. These increases were offset by a decrease in recruiting costs of $0.1 million. Included within these increases are higher costs in the U.K. of $0.1 million and Australia of $0.1 million, as a result of the increase in European account management, customer support and IT services staff and the commencement of operations in Australia in 2012 and growth in 2013.

Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 81% for the first quarter of 2013, compared with 74% for the comparable 2012 quarter.

	Three months ended March 31		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Selling and Marketing	$2,187	$1,939	$248	13%
% of Revenues	14%	24%

Selling and marketing expenses consist of $1.5 million of selling expense and $0.7 million of marketing expense. The increase is comprised of a decrease in selling expenses of $0.2 million, offset by an increase in marketing expenses of $0.4 million. The decrease in selling expense is primarily a result of a decrease in U.S. sales commissions, as our new sales in the U.S. have declined slightly.

The increase in marketing expenses of $0.4 million consists of $0.2 million in the U.S. and $0.2 million in the U.K. The Company has significantly increased its marketing initiatives in both the U.S. and the U.K. The Company expects to further increase its marketing expense during the remainder of 2013.

	Three months ended March 31		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
General and Administrative	$3,514	$1,509	$2,005	133%
% of Revenues	23%	18%

The increase in general and administrative expenses of $2.0 million is comprised of increases of $1.5 million in the U.S., $0.3 million in the U.K., $0.1 million in New Zealand and $0.1 million in Australia. The U.S. increase consists of $0.4 million relating to salaries and bonuses for the Company’s executive officers and employees, and an increase of $0.5 million in professional fees resulting from increased compliance costs as a result of remediation measures taken to correct certain inadvertent regulatory non-compliance discussed further in Item 9A of the Form 10-K. Other increases include: MIS (management information systems) expenses of $0.4 million; share-based compensation of $0.1 million; Directors fees and expenses of $0.1 million, due to the expansion of the Board of Directors; and occupancy costs of $0.1 million.

The increase in the U.K. is due to the expansion of the Company’s European operations, and consists principally of an increase in employee costs, including salaries and bonuses and additional support staff. The increase in Australia is due to the commencement and growth of operations during 2012, and the New Zealand increase is a result of an increase in salaries, occupancy and recruiting expenses.

We anticipate that general and administrative expenses will increase going forward due to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q, and as a result of the modification of the incentive compensation package for the Company’s CEO, subject to stockholder approval, as discussed further in Notes 2, 6 and 8 of the condensed consolidated financial statements.

	Three months ended March 31		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Special committee expenses	$1,632	$-	$1,632	N/A
% of Revenues	11%

The Company’s Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, estimated NZX penalties and proposed compensation to be paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified. The Company expects that there will be additional Special Committee expenses recorded through the second quarter of 2013.

	Three months ended March 31		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Research and Development	$933	$474	$459	97%
% of Revenues	6%	6%

The increase in research and development expenses is primarily due to increased staffing. In the first quarter of 2013, the Company hired an additional seven people in research and development, the majority being added to the New Zealand team for product upgrades and enhancements. The Company maintains a small research and development department at its New York headquarters, which also had a small increase in headcount. Worldwide, labor costs in the first quarter of 2013 were $0.3 million higher than the first quarter of 2012, while the remaining increase is due to travel, recruiting and consulting.

The Company expects to increase its investment in research and development over the remainder of 2013.

	Three months ended March 31		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Depreciation and Amortization	$413	$228	$185	81%
% of Revenues	3%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Three months ended March 31		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Interest Income (Expense), net	$(5)	$48	$(53)	-110%
% of Revenues	0.0%	1%

Interest income, net, includes interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing, offset by interest expense on capital lease obligations. In 2012, it also includes interest income on a note receivable from an affiliate which was repaid in August of 2012. The decrease in net interest income (expense) is attributable to the decrease in interest income due to the repayment of the note in 2012. This decrease more than exceeded the increase in interest earned on the Company’s cash held in interest-bearing accounts. Additionally, interest expense on the Company’s capital lease obligations increased as a result of the addition of new leases in 2012.

	Three months ended March 31		Increase /
	2013	2012	(Decrease)
	(in thousands)
Foreign Exchange (Loss) Gain	$(116)	$6	$(122)
% of Revenues	-0.8%	0.1%

The Company’s U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZD), the British Pound (GBP) and the Australian dollar (AUD). Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The loss in the first quarter of 2013 is due to strengthening of the U.S. dollar against the GBP which caused losses on the settlement of intercompany receivables and on cash held in GBP.

	Three months ended March 31		Increase /
	2013	2012	(Decrease)
	(in thousands)
Income Tax Expense	$1,422	$53	$1,369
Effective Tax Rate	41.1%	2.7%

Income tax expense increased significantly, as the Company has become profitable and is now subject to tax in multiple jurisdictions. The overall effective tax rate of 41.1% is lower than the combined U.S. statutory rate for federal, state and local taxes due to lower tax rates in foreign jurisdictions. The significant increase in the Company’s effective tax rate is due to the utilization of a substantial portion of its net operating loss carryforwards in 2012 (on which a valuation allowance had previously been provided) and the annual limitation on future utilization of net operating loss carryforwards imposed by Section 382 of the U.S. Internal Revenue Code, which is discussed in more detail below.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards would be limited. This limitation resulted in only $5.8 million available to offset taxable income in 2012. Beginning in 2013, a further limitation of approximately $0.5 million per year will be available to offset expected taxable income until expiration. Based on this limitation, the Company determined that approximately $2.5 million of its total net operating loss carryforwards would expire unutilized in 2029. In 2012, the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

Liquidity and Capital Resources

At March 31, 2013, the Company’s sources of liquidity consist of cash and cash equivalents of approximately $36.5 million. The Company previously had a $1.0 million revolving line of credit facility with a related party which expired unutilized in September 2012.

In the early stages of the Company’s history, its primary source of liquidity was the cash received from common and preferred stock issuances. Through the third quarter of 2010, the Company’s cash flow from operations was negative and it relied on capital raises to sustain and grow the business, and cost containment activity. By the third quarter of 2010, the Company began generating positive cash flows from operations and 2010 marked the first year since inception of the Company that Diligent achieved positive cash flow from operations. The Company has continued to generate positive cash flows each subsequent quarter. Additionally, in August 2012, the Company received $3.1 million in cash from the prepayment of the note receivable from its predecessor entity which was due October 1, 2012. The Company has no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, its financing costs have consisted principally of the dividend on the preferred stock and repayments of capital lease and software licensing obligations. The Company anticipates increased cash flow from operations for the remainder of 2013.

On April 15, 2013, the Company announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to the Company’s chief executive officer Alessandro Sodi in substitution for certain awards that will be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan. On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, the chief executive officer and the Company entered into a definitive Replacement Grant Agreement and certain agreed upon ancillary award agreements related thereto. The cancellation of the chief executive officer’s existing awards and the grant of the replacement incentive awards is subject to stockholder approval. The costs of the alternative compensation arrangements will not be known until the grant date thereunder. However, at the time such arrangements are finalized, we expect to incur additional compensation expense, which may be material although the ultimate amount of expense to be recognized will be determined upon achievement of the performance criteria of certain awards.

If the Grant Date Price is equal to NZ $6.95, the amount of the performance cash award included in the CEO Substitute Remuneration will be approximately US $9.3 million. The performance cash award is subject to a performance condition and if earned, will become payable in equal installments in 2014, 2015 and 2016, subject to acceleration in certain circumstances, as described in the preliminary proxy statement.

In order to minimize credit and market risk, the Company has invested $26.0 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Three months ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$3,165	$3,656
Investing activities	$(44)	$(354)
Financing activities	$95	$(167)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2013 decreased compared with the first quarter of 2012, primarily due to the non-recurring Special Committee expenditures and a reduction in cash collected. This reduction is a result primarily of a negative change in foreign currency rates and a significant number of contracts executed late in the quarter.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first quarter of 2013 consists of purchases of property and equipment, offset by the proceeds from the maturity of a term deposit. Cash used in investing activities for the first quarter of 2012 consists entirely of purchases of property and equipment.

Net Cash Flows from Financing Activities

During the first quarter of 2013, the Company recognized a $0.3 million tax benefit from the exercise of nonstatutory stock options, which is recorded directly to equity as additional paid-in-capital, and the receipt of $0.1 million in cash from the exercise of stock options. This was offset by the dividend paid on the Company’s preferred stock, as well as repayments of capital lease and software licensing obligations. In 2012, cash outflows from dividends paid on preferred stock and repayments of capital leases and software licensing agreements, exceeded the proceeds from stock option exercises.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company believes its exposure to market and interest rate risk associated with financial instruments is not material. In order to minimize credit and market risk, the Company has invested the majority of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent Company and its subsidiaries based on our projected cash needs. The Company does not use financial instruments for trading or speculative purposes.

The Company is exposed to potential fluctuations in earnings and cash flows due to changes in foreign exchange rates. The Company’s foreign operations are conducted by its subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from transactions denominated in a currency other than a non-U.S. subsidiary’s functional currency. Additional exposure arises from transactions of the U.S. parent company in currencies other than the U.S. dollar and from cash and receivables held by the U.S. parent company in currencies other than the U.S. dollar. The Company does not believe its exposure to foreign currency risk is significant.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each determined that because of the Company’s late filing of its Current Report on Form 8-K with respect to the Company’s fourth quarter 2012 results and because our remedial measures relating to the processes for filing periodic reports have not been fully implemented, our current disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) management concluded that our internal controls over financial reporting were not effective as of December 31, 2012. As disclosed in Item 9A of the Form 10-K, on March 12, 2013, in response to the material weaknesses identified in our internal control over financial reporting, the Board unanimously adopted resolutions calling for remedial and other actions to improve the Company’s internal controls and governance. During the second fiscal quarter, the Company has begun to implement the remedial measures and other actions approved by the Board.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K. As noted in Item 1A. “Risk Factors”, the Company is in discussions with the relevant New Zealand regulatory authorities in respect of past stock issuances and stock option grants and other matters where there may not have been compliance with the applicable laws or rules. There is a risk of regulatory action in respect of these matters. On May 7, 2013, the Company filed its application with the High Court of New Zealand to have any invalid securities validated. For further detail, see Item 1A below.

Item 1A. Risk Factors.

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

On March 12, 2013, the Board unanimously adopted remedial actions in response to the findings and recommendations of the Special Committee. The Special Committee investigation and findings and remedial measures adopted by our Board of Directors are described in further detail in Part I, Item 4, “Controls and Procedures.” The independent investigation of our historical stock issuances and stock option grants and related matters have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $0.3 million in 2012 and an additional $1.6 million in the first quarter of 2013, and we expect to incur additional costs in future periods.

As a result of the events described above, we have become subject to a number of significant risks, each of which could have an adverse effect on our business, financial condition and results of operations, described below. We face risks related to possible regulatory actions regarding certain of our past stock issuances and stock option grants, which could require significant management time and attention, and could require us to pay fines or other penalties. We may be subject to an increased risk of claims or litigation, the defense of which will require our management to devote significant attention and to incur significant legal expense and which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties pursuant to any indemnification obligations that we may have. We anticipate that general and administrative expenses will increase going forward due to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements, as discussed in Item 9A of the Form 10-K.

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

Even though it is difficult to estimate the financial impact potential rescission rights or similar rights under U.S. and New Zealand law may have on our business, based on the current trading prices of our common stock and the prices at which such issuances occurred, we do not anticipate that any amounts paid would materially affect our liquidity. However, there can be no assurance that our anticipations would prove accurate. Additionally, we could become subject to enforcement action and fines and penalties imposed by New Zealand authorities, the SEC, or state securities agencies.

We rely on our management team, in particular our Chief Executive Officer, to drive product development and the future growth of our business and if we lose or fail to attract key personnel upon whom we are dependent, our business will be adversely affected. Certain compensation arrangements with our Chief Executive Officer remain subject to stockholder approval.

Our future success depends largely upon the continued service of our key management and technical personnel, particularly Alessandro Sodi, our Chief Executive Officer. Mr. Sodi was one of the founders of the Company’s predecessor, and led the development of our Diligent Boardbooks offering since 2001, becoming our CEO in 2007. In January 2013, in connection with our Special Committee investigation, we announced that certain option awards that had exceeded applicable plan caps would be cancelled and that the Special Committee would work with the executives affected by the cancellation to develop appropriate compensation alternatives. Two option grants to Mr. Sodi, consisting of a grant of 2.4 million shares on August 20, 2009 with an exercise price of $0.14 per share, and a grant of 3.0 million shares on June 27, 2011 with an exercise price of $0.82 per share, are affected by these issues.

On April 15, 2013, we announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to the Company’s Chief Executive Officer in substitution for certain awards that will be cancelled, subject to shareholder approval of the terms of the substitute incentive compensation package and a new incentive plan. On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, subject to shareholder approval, Mr. Sodi and the Company entered into a definitive Replacement Grant Agreement and certain agreed upon ancillary award agreements related thereto. The costs of the alternative compensation arrangements will be determined at the grant date thereunder. If such arrangements are not approved by the Company’s shareholders, we may face contingent liabilities based on a claim by Mr. Sodi and could face the risk of loss of our CEO, which may have a material adverse impact on our business. At the time such arrangements are finalized, we expect to incur additional compensation expense, which may be material.

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

As a public company, we incur significant legal, accounting and other expenses associated with compliance with applicable laws, rules, regulations and listing requirements. From a New Zealand perspective, these include the NZSX Listing Rules, the Securities Act of 1978, Securities Markets Act of 1988 and the Financial Reporting Act of 1993. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules subsequently implemented by the SEC and the FMA (NZ), have imposed a variety of compliance requirements on public companies, including requiring changes in corporate governance practices. In addition, the SEC, the U.S. Congress and the New Zealand Parliament may continue to increase the scope of applicable disclosure and corporate governance-related rules. Our management and other personnel may need to devote a substantial amount of time to the compliance requirements associated with being a SEC registered company and a New Zealand listed company. Moreover, requirements imposed by these laws, rules and regulations have increased and may continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices.

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

For further information about these material weaknesses, please see Item 9A “Controls and Procedures” included in our Annual Report on Form 10-K. Because of these material weaknesses, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. We plan to implement a number of remedial measures designed to address the material weaknesses identified. If we do not successfully improve our internal controls, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation.

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

The Directors of the Company are responsible for preparing and arranging for its financial statements to be audited in accordance with the Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011 (NZ). These financial statements must be filed with the Registrar of Companies in New Zealand and with NZX under the NZSX Listing Rules. The Company prepares its financial statements under U.S. GAAP which is permitted under the Financial Reporting Act of 1993. The Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011 require the Company to engage a registered audit firm or licensed auditor to audit the financial statements prepared by the Company. The Company’s auditor for the 2012 financial year, Holtz Rubenstein Reminick LLP, is not a registered audit firm in New Zealand for the purposes of The Auditor Regulation Act of 2011. As a result, Diligent’s financial statements for the year ended December 31, 2012 have not been audited in accordance with the New Zealand Financial Reporting Act of 1993. Holtz Rubenstein Reminick LLP is a registered member of the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants.

On April 3, 2013, our Board approved, upon the recommendation of the Audit and Compliance Committee, the appointment of Deloitte & Touche LLP as our new independent U.S. registered public accounting firm. As previously disclosed on our Current Report on Form 8-K filed with the SEC on April 4, 2013, Holtz Rubenstein Reminick LLP completed its term of engagement for the fiscal year ended December 31, 2012. Due to the retention of Deloitte & Touche LLP, Holtz Rubenstein Reminick LLP’s term of engagement concluded on April 3, 2013.

Deloitte & Touche LLP is not a registered audit firm in New Zealand for the purposes of the Auditor Regulation Act 2011. It cannot be so registered because it is a limited liability partnership, a type of corporate structure that is prohibited from registering under the Auditor Regulation Act 2011. The Company will, prior to preparing its financial statements for the year ending December 31, 2013, seek to comply with the requirements of the Financial Reporting Act of 1993 in all respects and will seek to find a solution to the requirement of auditor registration under the Auditor Regulation Act of 2011.

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

Our business depends on clients renewing and upgrading their subscriptions for our services, and any decline in our client renewals or upgrades may harm our future revenue and operating results.

Our clients have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, which is typically 12 months, and in fact, some clients have elected not to renew. In addition, our clients may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our services. Moreover, under specific circumstances, our clients have the right to cancel their service agreements before they expire. As a result, our ability to grow is dependent in part on clients renewing their subscription contracts. We may not accurately predict future trends in client renewals and upgrades and our client renewal or upgrade rates may decline or fluctuate because of a variety of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our clients’ spending levels. If our clients do not renew their subscription contracts, renew on less favorable terms, or if clients terminate subscription contracts before the end of their respective terms, our revenue may grow more slowly than expected or decline, which could adversely affect our operating results.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current clients. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our clients purchase new or enhanced services depends on a number of factors, including general economic conditions and that our clients do not react negatively to any price changes related to these additional features and services. If our efforts to up sell to our clients are not successful and negative reaction occurs, our business may suffer.

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from clients ratably over the terms of their subscription agreements, which are typically 12 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription term.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2009 and 2012, our revenues increased from $5.0 million to $43.7 million. During such time, we significantly increased our sales force. We plan to significantly increase our operating expenses to expand our sales and marketing capabilities and broaden our customer support capabilities. Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, client base, headcount and operations. We also intend to continue expanding our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. To manage our expected growth, we will have to:

•	retain existing personnel;

•	hire, train, manage and retain additional qualified personnel, including sales and marketing personnel;

•	implement additional operational controls, reporting and financial systems and procedures; and

•	effectively manage and expand our relationships with clients, subcontractors and other third parties responsible for manufacturing and delivering our products.

If we are unable to effectively manage such growth, our business may become inefficient and we may not be able to effectively compete, increase our revenues or control our expenses. See also Item 9A of the Form 10-K for disclosures relating to our need to hire additional compliance staff.

Interruptions or delays in service from our data center hosting facilities could impair the delivery of our services and harm our business.

We currently serve our clients from data center hosting facilities located in the United States and in Canada. Any damage to, or failure of, our systems generally could result in interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue credits or pay penalties, cause clients to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new clients. Our business will also be harmed if our clients and potential clients believe our services are unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our clients’ data is currently backed up and/or replicated in near real-time in a facility located in the United States and/or Canada. Companies and products added through acquisition may be temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services. Even with the disaster recovery arrangements, our services could be interrupted. Our data center facility providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facility providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience additional costs or downtime in connection with the transfer to, or the addition of, new data center facilities.

As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our clients’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services.

If our security measures are breached and unauthorized access is obtained to a client’s data or our data or our IT systems, our services may be perceived as not being secure, clients may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

Our services involve the storage and transmission of clients’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our clients’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or clients into disclosing sensitive information such as user names, passwords or other information in order to gain access to our clients’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our clients may authorize third-party technology providers to access their client data. Because we do not control the transmissions between our clients and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provision of our services until equivalent technology is either developed by us, or, if available, is identified, to our clients purchased or licensed and then integrated into our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our services which could harm our business.

The market for cloud-based applications may develop more slowly than we expect.

Our success will depend, to a large extent, on the willingness of organizations to accept cloud-based services for applications that they view as critical to the success of their organization. Many organizations have invested substantial effort and financial resources to integrate traditional enterprise software into their organizations and may be reluctant or unwilling to switch to a different application or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our application include:

•	the security capabilities, reliability and availability of cloud-based services;

•	client concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to minimize the time and resources required to implement our suite;

•	our ability to maintain high levels of client satisfaction;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer;

•	our ability to provide rapid response time during periods of intense activity on client websites; and

•	the price, performance and availability of competing products and services.

The market for these services may not develop further, or may develop more slowly than we expect, either of which would harm our business.

Assertions by a third party of intellectual property infringement, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent and an increasing amount of litigation based on allegations of infringement or other violations of intellectual property rights. As we continue to grow, the possibility of claim of intellectual property rights against us may increase. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, our service agreements require us to indemnify our clients for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our clients, may deter future clients from subscribing to our services or could expose us to litigation for these claims. Even if we are not a party to any litigation between a client and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Any intellectual property rights claim against us or our clients, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination could prevent us from offering our suite of services to our clients and may require that we procure or develop substitute services.

For any intellectual property rights claim against us or our clients, we may have to pay damages, license fees and/or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products and services. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our product and service offerings which could negatively affect our business.

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

Sales to clients outside the United States expose us to risks inherent in international sales.

We sell our products and services throughout the world and are subject to risks and challenges associated with international business. For example, sales to clients in foreign countries represented approximately 35% of our total revenues for the three months ended March 31, 2013, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to clients outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple overlapping and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have clients and a small balance of our cash and cash equivalents. Liquidity issues or political actions by sovereign nations could result in decreased values for our cash and cash equivalents;

•	regional data privacy laws that apply to the transmission of our clients’ data across international borders;

•	treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	foreign currency fluctuations and controls;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	natural disasters, acts of war, terrorism, pandemics or security breaches; and

•	regional economic and political conditions.

Any of these factors could negatively impact our business and results of operations.

Additionally, our international subscription fees are paid either in U.S. dollars or local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our services more expensive for international clients, which could harm our business.

The markets in which we compete are intensely competitive, and if we do not compete effectively, our operating results may be harmed.

The markets in which we operate are intensely competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margin or the failure of our services to achieve or maintain more widespread market acceptance. Often we compete to sell our application suite against existing systems that our potential clients have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

We face competition from both traditional software vendors and SaaS providers. Our principal competitors include Thomson Reuters, BoardVantage, Inc., NASDAQ OMX, Computershare, and ICSA Software International. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger client bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.

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

The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our services, and new errors in our existing services may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:

•	a reduction in sales or delay in market acceptance of our services;

•	sales credits or refunds to our clients;

•	loss of existing clients and difficulty in attracting new clients;

•	diversion of development resources;

•	harm to our reputation; and

•	increased warranty and insurance costs.

After the release of our services, defects or errors may also be identified from time to time by our internal team and by our clients. The costs incurred in correcting any material defects or errors in our services may be substantial and could harm our operating results.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our application suite and harm our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments and agencies becomes more likely. For example, we believe increased regulation is occurring in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our clients’ ability to use and share data, potentially reducing demand for our solutions and restricting our ability to store, process and share data with our clients.

Our clients can use our services to store contact and other personal or identifying information regarding their clients and contacts. Federal, state and foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals in addition to laws and regulations that impact the cross-border transfer of personal information. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our clients may limit the use and adoption of our services and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our clients’ customers to resist providing the personal data necessary to allow our clients to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our services in certain industries.

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

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt, and the terms of our Series A preferred stock include significant consent rights.

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

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management. In addition, the holders of our Series A Preferred Stock have the requisite power to significantly affect certain of our significant decisions, including the power to approve an acquisition of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information regarding unregistered sales of the Company’s securities during the quarter ended March 31, 2013 was previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Numbers	Exhibits

10.1	Replacement Grant Agreement, dated May 3, 2013, by and between Alessandro Sodi and Diligent Board Member Services, Inc. (incorporated by reference to Annex B of our Preliminary Proxy Statement filed with the SEC on May 8, 2013)

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: May 10, 2013	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ Steven P. Ruse
Steven P. Ruse, Chief Financial Officer (Principal Financial Officer)

