Form 10-K/A
period 2012-12-31
Diligent Board Member Services, Inc.
filed 2014-04-07
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(amendment No. 2)

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

1385 Broadway, 19th Floor, New York, NY, 10018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and smaller company: in Rule 12b-2 of the Exchange Act. (Check One):

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

DOCUMENTS INCORPORATED BY REFERENCE

None. .

EXPLANATORY NOTE

On August 5, 2013 in the U.S., Diligent Board Member Services, Inc. (“we,” “us,” “our,” “Diligent” or the “Company”) announced that our historical financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and our interim financial statements for the fiscal quarter ended March 31, 2013, would be restated due to errors discovered in our revenue recognition review, and that our financial statements previously filed with the U.S. Securities and Exchange Commission (the “SEC”) for such periods, including interim periods within such fiscal years, should no longer be relied upon. In addition, on January 28, 2014 in the U.S., we determined that due to an additional error in our historical financial statements relating to the accounting treatment of a note receivable from our predecessor entity, our historical financial statements previously filed with the SEC for the fiscal years ended December 31, 2009, 2008 and 2007, including interim periods within such fiscal years, should no longer be relied upon. The fiscal years and interim periods affected by such announcements are referred to as the “Affected Periods.” For more information regarding the restatement, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Restatement of previously issued financial statements due to correction of errors” in Part II, Item 8.

This Amendment No. 2 on Form 10-K/A (“Form 10-K/A” or “Amendment No. 2”) is being filed to present the restatement of previously issued consolidated financial statements and financial data and to amend the previously filed management's discussion and analysis of financial condition and results of operations and other disclosures for the periods outlined in the table below.

Type of Financial Information	Date or Period
Consolidated balance sheet	As of December 31, 2012 and December 31, 2011
Consolidated statements of operations, changes in stockholders' equity, comprehensive income (loss) and cash flows	Years ended December 31, 2012 and 2011
Unaudited quarterly financial information	Each of the quarters in the years ended December 31, 2012 and 2011
Management's discussion and analysis of financial condition and results of operations	As of and for the year ended December 31, 2012

We believe that presenting all of the information regarding the restatement in this Amendment No. 2 allows investors to review all pertinent data for the periods covered by this 10-K/A in a single presentation. We are also restating our interim Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2013 by filing an amended Quarterly Report on Form 10-Q (the “10-Q Amendment”). Other than this Amendment No. 2 and the 10-Q Amendment, we have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q previously filed with the SEC for the interim periods included in the Affected Periods or (ii) our Annual Reports on Form 10-K previously filed with the SEC for the fiscal years included in the Affected Periods (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in this Amendment No. 2 and in the 10-Q Amendment, and not on the Affected Reports or any reports, sales update press releases, half year or full year reports provided pursuant to the rules of the New Zealand Stock Exchange, or similar communications relating to the Affected Periods other than as set forth in the Company’s Preliminary Half Year Announcement and Half Year Report for the half year period ending June 30, 2013 and its Preliminary Full Year Announcement for the full year 2013 issued pursuant to the rules of the New Zealand Stock Exchange and filed as Exhibits 99.2 and 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

i

We originally filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the SEC on March 18, 2013 (the “Original Filing”). We filed Amendment No. 1 to the Original Filing with the SEC on April 30, 2013, to include information required pursuant to Part III, which otherwise would be found in our definitive proxy statement for our annual meeting of stockholders, and Part IV. This Amendment No. 2 amends and restates Items 1 and 1A of Part I and Items 7, 8 and 9A of Part II of the Original Filing. As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment No. 2 also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as noted above, no other information included in the Original Filing is being amended by this Amendment No. 2. All of the information in this Amendment No. 2 is applicable as of the dates addressed in the Original Filing, and reflects events occurring after the date of the Original Filing to modify or update disclosures affected by material subsequent events.

As previously disclosed in Item 9A of the Original Filing, management concluded that as of December 31, 2012, our internal control over financial reporting was not effective due to material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances. Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012.  In connection with the restatement and the preparation of this Amendment No. 2, management re-evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012 and determined that our disclosure controls and procedures were ineffective as of December 31, 2012 and our internal control over financial reporting was subject to multiple material weaknesses in addition to those previously identified. We lacked a sufficient complement of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. For a description of the material weaknesses in our internal control over financial reporting and our plan to remediate those material weaknesses, see Part II – Item 9A “Controls and Procedures” of this Amendment No. 2.

ii

CONTENTS

		PAGE

Forward Looking Statements		iv

PART I

Item 1.	Business	1
Item 1A.	Risk Factors	7

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 8.	Financial Statements and Supplementary Data	36

Item 9A.	Controls and Procedures	77

PART IV

Item 15.	Exhibits, Financial Statement Schedules	85

SIGNATURES

INDEX TO EXHIBITS

iii

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature. There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Annual Report on Form 10-K. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•	We have had to restate our historical financial statements and as a result have not been able to timely file periodic reports with the New Zealand Stock Exchange (the “NZSX”) or the SEC;
•	As of December 31, 2012 we identified material weaknesses in our internal control over financial reporting and concluded that our disclosure controls were not effective; we must address the material weaknesses in our internal control over financial reporting and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;
•	Our Special Committee investigation identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and U.S. regulatory obligations;
•	We face the risk of litigation or governmental investigations or proceedings relating to the restatement or the matters covered by the Special Committee investigation;
•	Certain of our past stock issuances and stock option grants may expose us to potential contingent liabilities, including potential rescission rights;
•	We are subject to the NZSX Listing Rules and compliance with securities and financial reporting laws and regulations in the U.S. and New Zealand and face higher costs and compliance risks than a typical U.S. public company due to the need to comply with these dual regulatory regimes;
•	Our business is highly competitive and we face the risk of declining customer renewals or upgrades;
•	If we do not successfully develop or introduce new product offerings, or enhancements to our existing Diligent Boardbooks offering, or keep pace with technological changes that impact the use of our product offerings, we may lose existing customers or fail to attract new customers; and
•	We may fail to manage our growth effectively.

These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. In particular, we refer you to Part I, Item 1A, “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by U.S. federal securities laws or the NZSX Listing Rules.

EMERGING GROWTH COMPANY

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year during which we have total annual gross revenues of $1.0 billion (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement in the U.S.;

(c) the date on which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt; or

iv

(d) the date on which we are deemed to be a large accelerated filer, as defined in section 240.12b-2 of Title 17, Code of Federal Regulation, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley, which requires the independent registered public accounting firm to attest to and report on management’s assessment of the effectiveness of the internal control structure and procedures for financial reporting. In addition, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to opt out of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for publicly reporting companies. Section 107 provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

v

PART I

ITEM 1. BUSINESS

As used herein, unless the context otherwise requires, the terms “Company,” “we,” “us,” “our” and words of similar import refer to the combined business of Diligent Board Member Services, Inc. and its subsidiaries.

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

Company Overview

We develop and sell an online software application called Diligent Boardbooks. We deliver Diligent Boardbooks as a service via all the major Internet browsers and on certain major mobile device operating systems, including the iPad. Our Diligent Boardbooks secure board portal speeds and simplifies how meeting materials are produced, delivered and reviewed. Each of our clients enters into a service agreement whereby we agree to provide and support the Diligent Boardbooks service. Diligent provides clients with subscription-based access to its software and also provides associated services including securely hosting the clients’ data, customer service and support for the application.

The Boardbooks product features an on-screen interface that looks and works like a book and displays documents in single pages, from a secure central database. The software can be accessed via either the iPad app, the OneClick client or using a personal computer browser, and lets directors swipe or click to navigate easily throughout the entire virtual book.

Diligent uses the Software-as-a-Service (“SaaS”) model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients’ data. Under this model, Diligent offers annual renewable subscriptions for customer access to its Diligent Boardbooks product which is hosted on Diligent’s secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

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

The first phase of our business focus was developing and testing the Diligent Boardbooks system, building a loyal core customer base for the product, and promoting product awareness through exposure in print media. During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities. By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Diligent Boardbooks product. By 2009 we entered the customer acquisition phase of our business and in 2010 saw the introduction of the Diligent Boardbooks iPad app sharply accelerate demand.

1 Diligent Boardbooks is a registered trademark of Diligent Board Member Services, Inc.

Development Timeline

The discussion below provides a general timeline of the development of the Diligent Boardbooks system:

•	Development and Testing (1998-2006). We began developing components of the Diligent Boardbooks system starting in 1998. In 2001, SunAmerica Funds requested a solution to automate the management of its board meeting papers. The development process took more than three years to create the first commercially viable version of Diligent Boardbooks. After developing the product for SunAmerica Funds, we began marketing and selling subscriptions, and developing a customer base. Typically, the sales process took more than a year prior to clients having the comfort to move their board materials to our servers.

•	Roll-out (2007-2008). The roll-out of a sales force commenced in 2007 and by the end of the 4th quarter of 2007 our sales force had increased from 3 to 18 full time salespeople.

•	Growth (2009-2011). Despite the global economic crisis and sales force reduction, the Company’s revenues grew from $5.0 million in 2009 to $15.6 million in 2011.

•	Scale (2012 and forward). By year end 2012, Diligent saw the start of global scaling of its Diligent Boardbooks product with clients in 32 countries. Total revenues for the year increased from $15.6 million in 2011 to $39.1 million in 2012.

New Zealand Offering

On December 12, 2007, we completed an offshore offering of 24,000,000 common shares to members of the public in conjunction with a listing of our stock on the New Zealand Stock Exchange. The net proceeds of the offering were approximately $16.4 million, which we used to recruit additional staff to grow our business, including more sales people in North America, Europe and the Pacific Rim; invest in the operational infrastructure required to scale the business; provide working capital to sustain the operations of the business while we further built our revenue streams; and retire certain debt obligations incurred by SSH LLC in connection with the development of the Diligent Boardbooks business.

Our common stock is listed on the New Zealand Stock Exchange and trades under the symbol “DIL.”

Activities of Foreign Subsidiaries

The Company has the following wholly-owned foreign subsidiaries:

Diligent Board Member Services NZ Limited (“DBMS NZ”)	New Zealand
Diligent Boardbooks Limited (“DBL”)	United Kingdom
Diligent APAC Board Services Pte. Ltd. (“APAC”)	Singapore
Diligent Board Services Australia Pty. Ltd. (“DBA”)	Australia
Diligent APAC Limited	Hong Kong

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

Market Opportunity

The electronic board portal industry remains in its early stages in most markets with penetration still relatively low outside of the U.S., U.K. and Australia. Our client base was initially comprised of blue chip companies predominantly in the financial services sector.  These entities were prime prospects because their board materials are crucial to effectively managing the corporate governance process. Public recognition by prominent publications helped us become a leader in the provision of online board portal software in this sector, as have referrals from growing numbers of directors using the product. We believe additional opportunities remain in the global financial services sector.

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

In 2012, Diligent achieved revenue of $39.1 million, a year-to-year increase of 151%. We believe the Company’s ability to continue to significantly grow its recurring income each quarter confirms that its SaaS business model is strongly positioned for the future.

We further believe the drivers behind Diligent’s significant sales growth include:

•	Greater brand recognition of the Diligent Boardbooks product.

•	A highly focused and knowledgeable sales force.

•	Shorter sales cycle driven by the increasing confidence in and acceptance of our Diligent Boardbooks product.

•	The introduction of an Apple iPad compatible version of Diligent Boardbooks in September 2010, and the acceptance of Boardbooks for iPad 1.0 into the Apple App Store in early January 2011. The Apple iPad version of Diligent Boardbooks has since been upgraded to iPad 1.5 as of January 2013.

•	High customer confidence in, and satisfaction with, the product; supporting a trend where existing clients continue to upgrade services, add new users and provide new client referrals. The Company’s client retention rate in 2012 was 97%.

•	Untapped opportunities in international markets.

Our Product Strengths

The market for our Diligent Boardbooks system is extremely competitive. Our ability to differentiate our offering from the competition is based on a number of factors, the most significant of which are described below.

Established Brand. We began development in early 1998 ahead of many of our competitors. As a result, we believe our brand is more established in the marketplace.

Ease of Use. Diligent Boardbooks portal looks and works just like a book – making it incredibly intuitive and easy to use. Directors can click or swipe single pages, or navigate off the agenda. This “ease of use” has been one of the many key elements to Diligent Boardbooks' popularity among executives with little time to learn a new system.

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

Application Security. We designed a powerful and secure network to promote absolute protection and availability of client data. Primaries, secondaries and fail-over servers and systems are located in geographically diverse locations for application and data delivery security. An automated intrusion detection system blocks malicious activity and reverse proxy authentication provides another barrier of protection for sensitive data. For complete security, each individual Diligent Boardbooks user has a distinct user name and password that is required to access the Diligent Boardbooks site. All data is encrypted.

We have been SSAE 16/ ISAE 3402 Type 2 (SOC 1) or SAS 70 – Series II Audited (Statement on Auditing Standards – Service Organizations) audited for eight consecutive years.

Global Support. We serve the highest level officers of some of the largest companies in the world. To assist with completely meeting the expectations of these directors and their key employees, we have staff in eight countries. Our support team is trained to work with its high-level clients to solve any problem a user might encounter.

Full Management and Implementation Team. We provide personalized and high quality account management and implementation to our clients. Each client has a dedicated team including an assigned day-to-day account manager and security engineer and executive resources.

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

All software developed by us is protected by copyright. Employees and contractors have no rights to the application source code, design, user interface or any other aspect of the application, which is protected by copyright and provisions in our employment contracts.

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

Research and Development

Our research and development efforts are now focused on improving and enhancing our Diligent Boardbooks system. Research and development costs were $2.3 million and $1.5 million for the years 2012 and 2011, respectively.

Competition

We are subject to significant competition that could increase the price pressure on our service, and impact our ability to gain market share and win business. We face strong competition from a wide variety of firms, both large and small, including the following:

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

We have concluded that as of December 31, 2012, our disclosure controls were not effective and we identified material weaknesses in our internal control over financial reporting. Our adoption of remedial measures to improve our internal controls will cause us to incur additional costs in future periods. Any failure in our remediation efforts could have a material adverse effect on our ability to file required reports with the SEC, NZX or the New Zealand Registrar of Companies and report our financial results timely and accurately.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. As disclosed in the Original Filing, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and identified material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances. We did not follow adequate practices to ensure that such issuances and grants were in compliance with our stock option and incentive plans, New Zealand securities laws, U.S. securities laws, and New Zealand exchange listing requirements. Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to the material weaknesses in internal controls and a failure to file certain Current Reports on Form 8-K with the SEC.

In connection with the restatement and preparation of this 10-K/A, management re-evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012 and determined that our disclosure controls and procedures were ineffective as of December 31, 2012 and our internal control over financial reporting was subject to multiple material weaknesses in addition to those previously identified. We lacked a sufficient compliment of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity, SSH LLC. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions.

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

For further information about these material weaknesses, please see Item 9A “Controls and Procedures” included in this Form 10-K/A filing. We plan to implement a number of remedial measures designed to address the material weaknesses identified. If we do not successfully improve our internal controls, and remediate the material weaknesses identified in management’s evaluations, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be negatively impacted, and we may be subject to litigation and regulatory actions. In addition, even if we are successful in improving our internal controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC, the NZX or the New Zealand Registrar of Companies. While management evaluates the effectiveness of our internal control over financial reporting on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.

As an “emerging growth company” we are not required to comply with the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, which may cause investors to have less confidence in our internal control over financial reporting.

The auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act provides that a public company’s independent auditor must attest to and report on management’s internal control over financial reporting. Because we qualify as an “emerging growth company” under the JOBS Act, we are not required to comply with the auditor attestation requirement. The lack of an auditor attestation concerning management’s assessment of our internal controls over financial reporting may cause investors to have less confidence in our internal control over financial reporting.

We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our Special Committee’s review of certain stock issuances and stock option grants and our compliance with applicable regulations identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and U.S. regulatory obligations and such instances may expose us to potential regulatory actions and/or contingent liabilities.

On December 24, 2012 in the U.S., we announced that a Special Committee of our Board of Directors had commenced an independent investigation to review certain stock and stock option grants to certain executives that may not have been issued in compliance with the relevant stock option and incentive plans. On January 18, 2013, we announced that, based on information obtained by the Special Committee relating to a portion of the historical grants under review, the Special Committee found that three option awards appeared to have exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. On the recommendation of the Special Committee, the Company announced that the option awards that exceeded the caps would be cancelled and that the Special Committee would work with the executives affected by those cancellations to develop appropriate alternative compensation packages. On December 23, 2013, the Company issued substitute awards to the Company’s chief executive officer (“CEO”) pursuant to an Amendment to Replacement Grant Agreement, which finalized the terms of the incentive compensation package provided to the Company’s CEO in substitution for certain awards that were cancelled, as described in Note 20 “Subsequent Events” to the Notes to Consolidated Financial Statements included in this Form 10K/A in Part II, Item 8.

As part of its work regarding stock issuances and stock option grants under the relevant stock option and incentive plans, the Special Committee also reviewed the Company’s compliance with applicable regulations since listing on the NZSX market in 2007, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that the Company was not, or may not have been, in compliance with its New Zealand regulatory obligations. In addition, it was noted that the Company had not registered shares authorized for grant under its stock incentive plans pursuant to the Securities Act of 1933. The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of the Company in a period of financial difficulty in the years following its listing on the NZSX market and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements.

On March 12, 2013, the Board unanimously adopted remedial actions in response to the findings and recommendations of the Special Committee. The Special Committee investigation and findings and remedial measures adopted by our Board of Directors are described in further detail in Part II, Item 9A, “Controls and Procedures”.

We entered into a settlement agreement, dated August 30, 2013, New Zealand time, with the NZX Limited in respect of past breaches of the NZSX Listing Rules. In connection with this settlement, the NZX Markets Disciplinary Tribunal issued a public censure and imposed a fine of NZ $15 thousand plus certain expenses. The action by the NZX Limited and NZX Markets Disciplinary Tribunal does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, we may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require our management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements or other penalties.

Our past practices related to the timing of the inclusion of customer agreements in our financial results in a particular period may expose us to potential regulatory investigations.

On July 2, 2013, the Audit Committee of the Board of Directors engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company’s financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under US GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. While the Audit Committee investigation resulted in no finding of intentional misconduct or fraud, due to this practice, we may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require our management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements or other penalties.

Due to our Special Committee investigation, the restatement and reaudit of certain of our historical financial statements, and the related Audit Committee investigation, we have incurred substantial expenses for accounting, legal and other professional services and we expect to incur additional costs in future periods.

The restatement and reaudit of certain of our historical financial statements, the related Audit Committee investigation, and the Special Committee’s investigation of our historical stock issuances and stock option grants and related matters have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $0.3 million in 2012 and $5.6 million in 2013. We expect to incur additional costs in future periods, including general and administrative expenses relating to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements, as discussed in Part II, Item 9A of this Form 10-K/A.

Certain of our past stock issuances and stock option grants may not have complied with applicable securities laws and regulations and may expose us to potential contingent liabilities, including potential rescission rights or regulatory actions.

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

We previously offered our securities to employees and directors in New Zealand for subscription without a registered prospectus and investment statement. The effect of doing so is that the securities so offered may have been invalid under the Securities Act of 1978 (NZ). We submitted an application to the High Court of New Zealand to have the foregoing securities validated and an order validating the securities was granted by the High Court on July 22, 2013, New Zealand time.

Even though it is difficult to estimate the financial impact potential rescission rights or similar rights may have on our business, based on the current trading prices of our common stock and the prices at which such issuances occurred, we do not anticipate that any amounts paid would materially affect our liquidity. However, there can be no assurance that our anticipations would prove accurate. Additionally, even given the grant of the High Court order, we could become subject to enforcement action and fines and penalties imposed by New Zealand authorities, the SEC, or state securities agencies.

We are subject to U.S. securities laws as a SEC registered company and New Zealand securities and financial reporting laws as a listed company in New Zealand, and these dual regimes increase both our costs and the risk of noncompliance.

As a public company, we incur significant legal, accounting and other expenses associated with compliance with applicable laws, rules, regulations and listing requirements. From a New Zealand perspective, these include the NZSX Listing Rules, the Securities Act of 1978, the Securities Markets Act of 1988 and the Financial Reporting Act of 1993. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules subsequently implemented by the SEC and the FMA (NZ), have imposed a variety of compliance requirements on public companies, including requiring changes in corporate governance practices. In addition, the SEC, the U.S. Congress and the New Zealand Parliament may continue to increase the scope of applicable disclosure and corporate governance-related rules. Our management and other personnel may need to devote a substantial amount of time to the compliance requirements associated with being an SEC registered company and a New Zealand-listed company. Moreover, requirements imposed by these laws, rules and regulations have increased and may continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices.

We are subject to New Zealand financial reporting and audit requirements as an entity listed on a New Zealand registered exchange. Our accounts must therefore comply with the Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011. Our independent registered public accounting firm is not registered under the Auditor Regulation Act. The no-action relief we received from the FMA and the NZX relating to this issue only covers our 2012 audit.

The Directors of the Company are responsible for preparing and arranging for its financial statements to be audited in accordance with the Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011 (NZ). These financial statements must be filed with the Registrar of Companies in New Zealand and with NZX under the NZSX Listing Rules. The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) which is permitted under the Financial Reporting Act of 1993. The Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011 require the Company to engage a registered audit firm or licensed auditor to audit the financial statements prepared by the Company.

The Company’s US independent registered public accounting firm, Deloitte & Touche LLP has completed its audit of our restated historical financial statements in connection with this Form 10-K/A. Given that Deloitte is a limited liability partnership, Deloitte cannot register under the New Zealand Auditor Regulation Act. Accordingly, Deloitte is not and cannot be licensed under that Act. Diligent therefore sought a waiver from NZX’s Listing Rule that would require the auditor engaged in the restatement of its financial statements for the year ending December 31, 2012 to be licensed under the Auditor Regulation Act. NZX has advised Diligent that it will not grant a waiver from the applicable rule but will take no action against Diligent for non-compliance with it.

Similarly, Diligent also sought a no action letter from the FMA in relation to the fact that Deloitte cannot be licensed under the Auditor Regulation Act. The FMA has issued Diligent a no action letter in respect of its financial statements for the year ending December 31, 2012. Diligent has applied for a further waiver or no-action letter from both NZX and the FMA for the fiscal year ending December 31, 2013. If we were not able to obtain such waivers or no-action letters, we could be subject to regulatory actions and contingent liabilities due to non-compliance with the requirements of the Financial Reporting Act and the Auditor Regulation Act.

Our business depends on clients renewing and upgrading their subscriptions for our services, and any decline in our client renewals or upgrades may harm our future revenue and operating results.

Our clients have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, which is typically 12 months, and in fact, some clients have elected not to renew. In addition, our clients may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost subscriptions. Moreover, under specific circumstances, our clients have the right to cancel their service agreements before they expire. As a result, our ability to grow is dependent in part on clients renewing their subscription contracts. We may not accurately predict future trends in client renewals and upgrades and our client renewal or upgrade rates may decline or fluctuate because of a variety of factors, including our clients’ satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our clients’ spending levels. If our clients do not renew their subscription contracts, renew on less favorable terms, or if clients terminate subscription contracts before the end of their respective terms, our revenue may grow more slowly than expected or decline, which could adversely affect our operating results.

The markets in which we compete are intensely competitive, and if we do not compete effectively, our operating results may be harmed.

The markets in which we operate are intensely competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margin or the failure of our services to achieve or maintain more widespread market acceptance. Often we compete to sell our product against existing applications that our potential clients have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; and financial resources of the vendor.

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

If we do not successfully develop or introduce new product offerings, or enhancements to our existing Diligent Boardbooks offerings, or keep pace with technological changes that impact the use of our product offerings, we may lose existing customers or fail to attract new customers and our financial performance and revenue growth may suffer.

Our future growth and success depends in part on our ability to sell additional features and services related to our existing Diligent Boardbooks product offering and new products to complement our current offering. In addition, we must continually modify and enhance our Diligent Boardbooks product offering to keep pace with changes in hardware and software platforms, database technology and other items. Uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, browsers and other internet-related applications, could impact our ability to keep pace with changes and could harm acceptance of our product offering.

We anticipate that sales growth in our Diligent Boardbooks product offering will be subject to slower growth in the U.S. as the market for our product matures and sales remain subject to intense competition. We are continually seeking to develop new offerings and remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems. The introduction of new enhancements or new products may require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our existing clients or new customers purchase new or enhanced services depends on a number of factors, including general economic conditions and that our existing clients do not react negatively to any price changes related to additional features and services. If our efforts to up-sell to our clients are not successful and negative reaction occurs, or if we are not successful in attracting new customers to new product offerings, our business may suffer. There can be no assurance that we will be able to develop enhanced or new product offerings successfully, or to introduce and gain market acceptance of new products in a timely manner.

We are dependent on our direct sales force to maintain and increase sales of our product offering and any future product offerings in the marketplace. If we lose or fail to attract key personnel upon whom we are dependent, our business will be adversely affected.

In order to continue to develop our product offering and remain competitive in competition with well-established companies such as Thomson Reuters, NASDAQ OMX, Computershare and others, we must rely on highly specialized engineering and sales talent. These key employees represent a significant asset, and the competition for these employees is intense in the software and SaaS markets. We continue to anticipate significant increases in human resources, particularly in engineering and sales resources, through 2014 to support our growth.

We sell our product offering primarily through our direct sales force. Our ability to achieve sales and revenue growth in the future will depend on the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our product offering and any new product offerings. We anticipate the need to continue to increase our direct sales force. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. If we were not able to hire or retain competent sales personnel our business would suffer. In addition, by relying primarily on a direct sales model, we may miss sales opportunities that might be available through other sales channels, such as domestic and international resellers and strategic referral arrangements.

Any inability to hire and retain salespeople or any other qualified personnel would negatively impact our ability to grow our business and continue to develop our product offerings.

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from clients on a daily basis over the subscription term as the services are delivered. Revenue recognition does not commence until the customer has access to the Diligent Boardbooks product, which is typically 3 to 4 weeks after the subscription agreement is executed. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription term.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2009 and 2012, our revenues increased from $5.0 million to $39.1 million. During such time, we significantly increased our sales force. We plan to expand our sales and marketing capabilities and broaden our customer support capabilities which will significantly increase our operating expenses. Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, client base, headcount and operations. We also intend to continue expanding our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. To manage our expected growth, we will have to:

•	retain existing personnel;

•	hire, train, manage and retain additional qualified personnel, including sales and marketing personnel;

•	implement additional operational controls, financial and reporting systems, controls and procedures; and

•	effectively manage and expand our relationships with clients, subcontractors and other third parties responsible for manufacturing and delivering our products.

If we are unable to effectively manage such growth, our business may become inefficient and we may not be able to effectively compete, increase our revenues or control our expenses. See also Item 9A “Control and Procedures” included in this 10-K/A filing for disclosures relating to our need to hire additional compliance staff.

Interruptions or delays in service from any one of our data center hosting facilities could impair the delivery of our services and harm our business.

We currently serve our clients from multiple data center hosting facilities located in the United States and in Canada. Any damage to, or failure of, one or more of these facilities or systems generally could impair the delivery of our services. Interruptions or delays in our services may reduce our revenue, cause us to issue credits or pay penalties, cause clients to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new clients. Our business will also be harmed if our clients and potential clients believe our services are unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our clients’ data is currently backed up and/or replicated in near real-time in a facility located in the United States and/or Canada. Companies and products added through acquisition may be temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in the need to replace facilities and related expenses. Even with the disaster recovery arrangements, our services could be interrupted. Our data center facility providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facility providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience additional costs in connection with the transfer to, or the addition of, new data center facilities.

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

Our services involve the storage and transmission of clients’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our clients’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or clients into disclosing sensitive information such as user names, passwords or other information in order to gain access to our clients’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our clients may authorize third-party technology providers to access their data. Because we do not control the transmissions between our clients and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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

Our success will depend, to a large extent, on the willingness of organizations to accept cloud-based services for applications that they view as critical to the success of their organization. Many organizations have invested substantial effort and financial resources to integrate traditional enterprise software into their organizations and may be reluctant or unwilling to switch to a different application or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our application include:

•	the security capabilities, reliability and availability of cloud-based services;

•	client concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to minimize the time and resources required to implement our software;

•	our ability to maintain high levels of client satisfaction;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer;

•	our ability to provide rapid response time during periods of intense activity on client websites; and

•	the price, performance and availability of competing products and services.

The market for these services may not develop further, or may develop more slowly than we expect, either of which would harm our business.

Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, foreign or other authorities to collect additional or past sales tax could adversely harm our business.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax provisions of $736 thousand and $1.5 million as of December 31, 2012 and 2013, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

We are in the process of filing sales tax returns in certain states within the United States as required by law for our subscription services. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the services that we provide. However, one or more states or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could adversely affect our results of operations and business.

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

We sell our products and services throughout the world and are subject to risks and challenges associated with international business. For example, revenues from clients in foreign countries represented approximately 18% of our total revenues for the year ended December 31, 2012, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to clients outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple overlapping and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have clients and maintain cash balances. Liquidity issues or political actions by sovereign nations could affect exchange rates resulting in decreased values for our cash and cash equivalents and foreign exchange losses on assets and liabilities denominated in a foreign currency;

•	regional data privacy laws that apply to the transmission of our clients’ data across international borders;

•	treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	foreign currency fluctuations and controls;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	natural disasters, acts of war, terrorism, pandemics or security breaches; and

•	regional economic and political conditions.

Any of these factors could negatively impact our business and results of operations.

Additionally, our international subscription fees are denominated in either in U.S. dollars or local currency. As a result, fluctuations in the value of the U.S. dollar in relation to foreign currencies may make our services more expensive for international clients, which could harm our business.

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

In addition to government activity, privacy advocacy groups and other industry groups are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed in this manner, our application suite would be less effective, which may reduce demand for our services and harm our business.

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

As an entity listed on the NZSX, the takeover provisions of the listing rules apply except for the compulsory acquisition provisions of listing rules 4.8 and 4.8.5. The takeover provisions are reflected in the Company’s amended and restated bylaws. These provisions restrict transfers of quoted equity securities to directors and associated persons of directors and those who hold non-public material information about the Company (each, an “Insider”). In summary, transfers are restricted where they would result in an Insider controlling more than 20% or more of the votes attached to the relevant class of quoted equity securities or if 20% or more votes are controlled, an increase occurring in excess of 5% over the preceding 12 months. In order for a restricted transfer to be affected the notice and pause process described in the NZSX takeover provisions must be followed. Additionally, the Company may be required to prepare an appraisal report in connection with any potential takeover by an Insider. This process may deter a change in control by an Insider and, therefore, limit the opportunity for stockholders to receive a premium for their shares of our common stock.

Due to the delayed filing of our periodic reports with the SEC, we have not been in compliance with SEC periodic reporting requirements and are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital.

As a result of the delayed filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30 and September 30, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year and there can be no assurance that we will be able to timely file such reports in the future. Should we wish to register the offer and sale of our securities to the public, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Explanatory Note” at the beginning of this report, “Business” under Item 1, and the consolidated financial statements and the related notes thereto which appear elsewhere in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Risk Factors” under Part I, Item 1A of Form 10-K/A.

Restatement

The following management's discussion and analysis reflects a restatement of:

(1)	Our consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), changes in, stockholders’ equity and cash flows for each of the years then ended in Part II, Item 8 of this Form 10-K/A; and
(2)	Our unaudited quarterly financial information for each quarter in the years ended December 31, 2012 and 2011, as presented in Note 19 ”Quarterly Data (Unaudited)” of the Notes to Consolidated Financial Statements in Part II, Item 8.

We have made the following corrections to our historical financial statements in connection with the restatement:

•	We have concluded that revenue recognition of our subscription fees for our Diligent Boardbooks service should not commence until the date the service is made available to the customer, as determined by the date the customer has full access to the product. Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls. We have corrected recognition of revenue to prorate revenue on a daily basis starting on the date at which access is provided, which is generally later than the contract date. Additionally, we have concluded that installation fees charged for initial set-up of our product and training should be recognized ratably over the expected life of the customer relationship, which is estimated to be nine years, rather than over the initial contract period, generally one year, as had been our historical practice. The effect of correcting these two errors was to reduce previously reported revenue and increase previously reported deferred revenue by $4.6 million and $2.4 million for the years ended December 31, 2012 and 2011, respectively.

•	The Company previously recorded sales commissions earned by account managers by recognizing them immediately in the period earned. In order to more appropriately match expenses with the related revenue and to be consistent with how the Company recognizes commissions for its sales staff, the Company has changed the method of recognizing commission expense for account management personnel, by amortizing commissions over the related contract period, generally twelve months. The effect of correcting this error decreased cost of revenues and increased deferred commissions by $508 thousand and $193 thousand in the years ended December 31, 2012 and 2011, respectively. In addition, the Company historically netted deferred commissions against accrued expense. They are now presented as a separate line item on the consolidated balance sheet as “Deferred Commissions”.

•	The Company has historically not collected state sales tax on the sale of its subscription service. The Company has determined that it should have collected sales tax in certain states and may also have exposure to several other states, accordingly, the Company has recorded a provision of $470 thousand and $266 thousand in general and administrative costs and accrued expenses for the years ended December 31, 2012 and 2011, respectively. The resulting cumulative provision as of December 31, 2012 related to uncollected sales tax is $736 thousand. We intend to start collecting and remitting sales tax in certain states in 2014.

•	The Company also determined that a note receivable due from a related party should have been recorded as a deduction of stockholders’ equity, rather than an asset, in accordance with SEC Staff Accounting Bulletin Topic 4-G. Upon formation of the Company in 2007, the Company recorded a note receivable from its predecessor entity of approximately $6.8 million. At December 31, 2008, the Company determined that the value of the note was impaired and recorded an impairment charge of $5.8 million. In 2009 through 2011, the value of the note recovered and the Company recorded impairment recoveries of $0.3 million, $4.3 million and $1.2 million in 2009, 2010 and 2011, respectively. The note matured and was settled in 2012. We have corrected the accounting for the note by presenting it as a reduction in stockholders’ equity in all applicable consolidated balance sheets and eliminating the impairment charge and subsequent recoveries from the consolidated statements of operations.

•	In addition, we made corrections to accrued liabilities to record expenses in the proper periods, corrected the recording of the capital contribution for the waiver of the preferred stock dividends and made other adjustments and presentation corrections identified subsequent to the Original Filing.

•	The changes in the Company’s income (loss) before provision for income taxes resulting from the adjustments discussed in the above paragraphs also impacted the provision for income taxes throughout each of the periods subject to restatement. In addition, we made corrections to our provision for income taxes for each of the periods subject to the restatement to correct for errors in the calculation of our NOL limitation under Section 382 of the Internal Revenue Code, state tax apportionment factors, uncertain tax positions and other tax matters. Accordingly, throughout each of the periods subject to restatement, we have restated our provision for income tax and related deferred tax assets and liabilities.

•	The basic earnings per share calculation has been corrected as the weighted average shares outstanding used to compute basic earnings per share has historically excluded the convertible preferred stock outstanding. The preferred stockholders are entitled to participate on an as converted basis in any dividend on the Company’s common stock, and as such are considered participating securities to which earnings should be allocated. The preferred stock should have been considered in the calculation of earnings per share using the two-class method in periods in which the Company had net income.

•	Additionally, we have corrected the accounting for an equipment and software lease that was entered into in the first quarter of 2013 but initially recorded in the fourth quarter of 2012, and an internal use software license arrangement entered into in the third quarter of 2011.

In general, the restatement had the effect of shifting revenue and profits from the periods covered by this 10-K/A to future periods.

The following items are not affected by the restatement:

•	The restatement does not call into question the existence of our total previously reported revenue but does change the time period over which such previously reported amounts will be recognized as revenue.

•	The restatement does not impact actual cash received or the previously reported cash balance as of December 31, 2012, and 2011, respectively.

Because the following discussion and analysis of our financial condition and results of operations incorporates the restated amounts, the data set forth in this section may not be comparable to discussion and data in our previously filed Annual Reports and Quarterly Reports. See Note 2 “Restatement of previously issued financial statements due to correction of errors” of the Notes to Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the effect of the restatement.

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

The Company’s SaaS model addresses several difficulties found in the traditional software model and offers the following critical advantages for our company:

•	Highly scalable operations. Because our clients’ boards do not ordinarily meet on a daily or monthly basis, our system has the capability to support many more Boards without absorbing increased costs associated with customer growth.

•	Better revenue visibility. By offering renewable annual subscriptions instead of one time perpetual licenses, the Company has much better revenue foresight. This high revenue visibility allows the Company to undertake much better planning and budgeting, with significant advantages for corporate strategy and profitability.

•	Lower cost of development. The Company has developed one application that is cost-effectively shared across thousands of end users. This is considerably less expensive than developing all the permutations (data-bases, operating systems, etc.) needed by customers who want to run the software on their own premises. These economies allow the Company to spend resources on developing increased functionalities for its Diligent Boardbooks application instead of on creating multiple versions of the same code.

•	Longer corporate life. The SaaS model has a long tail of recurring revenue that reduces investment risk, simplifies corporate planning and leads to extended corporate life.

•	Optimal expense planning. Because of the recurring nature of the SaaS model our revenue is more predictable and that allows the Company to better plan expenses.

We began developing components of the Diligent Boardbooks system starting in 1998, culminating in the roll-out of an international sales force in 2007.

On December 12, 2007 we completed an offshore public share offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.” As a result, the Company is subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange, the Securities Act of 1978 (NZ), the Securities Markets Act of 1988 (NZ) and the Financial Reporting Act of 1993 (NZ). There is no United States established public trading market for our common stock. However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also subject to the U.S. reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934. Because of this dual regulation in New Zealand and the U.S., the Company is required to meet both standards, which means the Company sometimes is faced with conflicting requirements and always must comply with the more stringent rule.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). This is consistent with the requirements of the Financial Reporting Act of 1993. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income taxes, including the realization of deferred tax assets and uncertain tax positions, and the useful lives of tangible and intangible assets. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We derive our revenues primarily from subscription fees and installation fees, including training. We sell subscriptions to our cloud-based application that are generally one year in length. Our arrangements do not include a general right of return and automatically renew unless we are notified 30 days prior to the expiration of the subscription term. Our subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of our service and training of our customers.

We commence revenue recognition when all of the following conditions are met;

•	There is persuasive evidence of the arrangement;
•	The service has been made available to the customer;
•	The fee is fixed or determinable; and
•	The collectability of the fees is reasonably assured.

In October 2009, the Financial Accounting Standards Board, or FASB, ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. The guidance affects the determination of separate units of accounting in arrangements with multiple deliverables. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. We have determined that the installation fee does not have standalone value, so accordingly we account for our arrangement as a single unit of accounting.

Revenue from our subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to the Diligent Boardbooks product. Revenue is recorded ratably through the end of the subscription term, which is generally twelve months from the date of the contract.

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years.

In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. The Company’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, the Company’s renewal history with its customers has been and remains at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with the Company and consequently have a very low annual attrition rate. After considering these factors, the Company determined that a nine year estimated customer life was appropriate.

Deferred Revenue – Deferred revenue represents installation and subscription fees for which cash has been received but for which we have not yet delivered our services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in our consolidated balance sheet do not include amounts receivable (either billed or unbilled) for executed subscription agreements for which we have not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual, non-cancelable subscription agreements.

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years. Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

The Company also discloses gross deferred revenue which consists of deferred revenue, as defined above, and installation and subscription fees which have been billed to the customer pursuant to an executed subscription agreement but for which payment has not yet been received and the criteria for the recognition of revenue has not yet been met. As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a high percentage of our total revenues for the next 12 months and therefore we believe it is useful to the users of our consolidated financial statements to disclose gross deferred revenues.

Accounts receivable – The Company generally invoices its customers on an annual or quarterly basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information. At December 31, 2012 and 2011, the Company has recorded a provision for doubtful accounts of $100 thousand and $50 thousand, respectively.

The Company also discloses gross accounts receivable with consists of all billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2012, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$12,299	$(10,757)	$1,542

Deferred revenue - current	$27,729	$(10,757)	$16,972
Deferred revenue - less current portion	$6,964	$-	$6,964
Total deferred revenue	$34,693	$(10,757)	$23,936

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2011, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$8,848	$(7,687)	$1,161

Deferred revenue - current	$15,629	$(7,687)	$7,942
Deferred revenue - less current portion	$2,928	$-	$2,928
Total deferred revenue	$18,557	$(7,687)	$10,870

(1)	Represents installation and subscription fees which have been billed to customers but for which payment has not been received and the criteria for revenue recognition has not been met.

Cost of Revenues and Operating Expenses

Cost of Revenues (exclusive of depreciation and amortization). Cost of revenues consists of direct expenses related to account management, customer support and IT services. We do not allocate depreciation, amortization or indirect overhead to cost of revenues.

Selling and Marketing Expenses. Selling and marketing expenses are comprised of sales commissions, salaries for sales and marketing employees, and direct advertising expenses, including mailings and travel. We do not allocate indirect overhead to selling and marketing.

General and Administrative Expenses. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and legal, personnel, professional fees, other corporate expenses and costs such as office space and utilities.

Research and Development Expenses. Research and development expenses are incurred as we upgrade and maintain our software, and develop product enhancements. Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and direct costs associated with the design and required testing of our product line. We do not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality are permitted to be capitalized and amortized over their useful lives, however we have not historically maintained sufficient detail records of our development efforts to be able to capitalize such costs.

Share-Based Compensation. In November 2007 we adopted our 2007 Stock Option and Incentive Plan and in June 2010 we adopted the 2010 Stock Option and Incentive Plan, pursuant to which we have periodically issued share-based compensation awards in the form of stock options and other share based awards.

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

Foreign Exchange

As a worldwide company, certain of Diligent’s revenues and expenses are denominated in foreign currencies, which are recorded at the rates of exchange in effect at the transaction dates. Assets and liabilities are translated at the exchange rates in effect at the balance sheet dates, with differences recorded as foreign exchange gains or losses in the statements of income. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZD), the British Pound (GBP) and the Australian dollar (AUD).

The Company’s wholly-owned subsidiaries, DBL, DBMS NZ and DBA, utilize the GBP, the NZD and the AUD, respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. Prior to the fourth quarter of 2012, the Company’s Singapore subsidiary used the Singapore dollar as its functional currency. Effective October 1, 2012, the Company changed the functional currency to the U.S. dollar. The Company believes that the growth in this subsidiary’s U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company’s consolidated financial statements.

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

The tax effects of an uncertain tax position taken or expected be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes the benefit of an uncertain tax position in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s federal, state and foreign income tax returns for the 2009 through 2011 tax years are open for examination by the respective taxing jurisdictions.

Recent Accounting Pronouncements

See Note 3 to the Notes to Consolidated Financial Statements at Item 8 of this Form 10-K/A.

Results of Operations for the Years Ended December 31, 2012 and 2011

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
Revenues	$39,127	$15,584	$23,543	151%

The growth in total revenues of 151% for the year ended December 31, 2012 when compared with 2011 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 97%. The Company has continued to add subscription agreements each quarter since inception. At December 31, 2012, the total number of client agreements (net of cancellations) was 1,808, compared with 1,026 at December 31, 2011. A net of 782 new subscription agreements were added during 2012, compared with 570 in 2011, an increase of 37%. Sales increased in all of our major regions, with particularly strong growth in Europe and Australia. Additionally, upgrades from existing customers in 2012, which represents the increase during the year in the value of existing agreements due primarily to additional users being added to the agreement, increased 213% over 2011.

The Company recognizes subscription fees ratably over the contract period, which is generally twelve months. Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
Cost of Revenues	$9,535	$4,837	$4,698	97%
% of Revenues	24%	31%

Cost of revenues is comprised of account management, customer support and information technology hosting services. The increase in costs of revenues is predominantly due to the increase in headcount to service the Company’s larger client base. Worldwide, employee salaries and incentive pay increased by $3.4 million, consisting of $2.0 million in account management, $0.7 million in customer support and $0.7 million in IT services. Hosting costs increased by $0.8 million due to the opening of an additional hosting center and the increase in capacity at our existing centers. The remainder of the increase consists of higher costs in bandwidth and phone support ($0.2 million), travel ($0.1 million), and other expenses related to supporting our larger client base. Included within these increases are higher customer service and account management costs in the U.K. ($0.8 million), Australia ($0.6 million) and New Zealand ($0.4 million) as a result of the increase in European account management, customer support and IT services staff, the commencement of operations in Australia in 2012 and the addition of customer support staff in New Zealand.

Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 76% for the year ended December 31, 2012, compared with 69% for 2011.

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
Selling and Marketing	$8,657	$5,165	$3,492	68%
% of Revenues	22%	33%

Selling and marketing expenses increased by 68% in 2012 when compared with 2011 primarily as a result of an increase in salaries and commissions for the Company’s worldwide sales force, the addition of staff in the U.K., and the commencement of operations in Australia.

Selling expense increased by $3.0 million worldwide, with salaries and commissions accounting for $2.8 million of the increase. The remainder of the increase is from recruiting, travel and other selling-related expenses. The Company’s U.S. sales force is the largest and accounted for $1.5 million of the increase in salaries and commissions, with the remainder coming from the U.K. ($0.8 million), Australia ($0.3 million) and Singapore ($0.2 million). The Company does not have a sales office in New Zealand.

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

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
General and Administrative	$9,593	$4,959	$4,634	93%
% of Revenues	25%	32%

The increase in general and administrative expenses of $4.6 million is comprised of increases of $3.4 million in the U.S., $0.7 million in the U.K., $0.3 million in Australia and $0.2 million in New Zealand. The U.S. increase consists primarily of increases in headcount, salaries and bonuses for the Company’s executive officers and employees of $1.2 million. Other increases include professional fees of $0.5 million; MIS expenses of $0.5 million; share-based compensation of $0.5 million; Directors fees and expenses of $0.3 million due to the expansion of the Board of Directors; occupancy costs of $0.2 million; $0.2 million for potential sales tax exposure in the U.S. and other expenses related to the growth of the Company.

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

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
Research and Development	$2,276	$1,533	$743	48%
% of Revenues	6%	10%

The increase in research and development expenses is primarily due to increased staffing in the Company’s New Zealand subsidiary for product upgrades and enhancements. The Company maintains a small research and development department at its New York headquarters, which also had a slight increase in headcount. Worldwide, R&D labor costs increased $0.6 million, while the remaining increase is due to software, internet and disaster recovery expenses.

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
Depreciation and Amortization	$1,187	$579	$608	105%
% of Revenues	3%	4%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. During 2012 and 2011, the Company made capital expenditures of $3.7 million and $1.5 million, respectively, primarily for computer equipment and computer software.

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
Special committee expenses	$263	$-	$263	N/A
% of Revenues	1%	-

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

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
Interest Income, net	$97	$168	$(71)	-42%
% of Revenues	0.2%	1%

Interest income, net, includes interest income on the note receivable from our predecessor and interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing, offset by interest expense on capital lease obligations. The decrease in net interest income is attributable to a decrease in interest income on the note receivable, which was repaid at the end of August 2012. This decrease more than exceeded the increase in interest earned on the Company’s cash held in interest-bearing accounts.

	Year ended December 31,		Increase /
	2012	2011	(Decrease)	% Change
Foreign Exchange Gain/(Loss)	$16	$(95)	$111	117%
% of Revenues	0.0%	-0.6%

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

	Year ended December 31,		Increase
	2012	2011	(Decrease)
Income Tax (Benefit) Expense	$(2,924)	$52	$(2,976)
Effective Tax Rate	-37.8%	N/A

The income tax benefit of $2.9 million in 2012 is a result of the release of the valuation allowance against the Company’s U.S. net deferred tax assets of $4.9 million in the third quarter of 2012. Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance against all of its U.S. net deferred tax assets at December 31, 2011. In the third quarter of 2012, management determined that the Company was no longer in a cumulative loss position and it was more likely than not that the Company’s net deferred tax assets would be realized through future taxable income. Accordingly, the Company released the valuation allowance previously provided. This resulted in a deferred tax benefit for the year which exceeded the current tax provision, resulting in a net tax benefit for the year of $2.9 million. The income tax provision in 2011 consists of foreign taxes on the Company’s New Zealand subsidiary.

The Company’s U.S. current tax rate was lower than the statutory rate due to the utilization in 2012 of $5.3 million of net operating loss carryforwards against which the Company had previously provided a valuation allowance, and due to the inclusion in the U.S. tax return of the losses of our Singapore subsidiary which is a disregarded entity for tax purposes. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards were subject to limitation. Beginning in 2013, the Company has an annual limitation of $350 thousand of the amount of net operating loss carryforwards which may be utilized pursuant to Section 382 of the U.S. Internal Revenue Code, which imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone a significant change in ownership.

Liquidity and Capital Resources

At December 31, 2012, the Company’s sources of liquidity consist of cash and cash equivalents and term deposits of approximately $33.3 million. The Company previously had a $1.0 million revolving line of credit facility with a related party which expired unutilized in September 2012.

In the early stages of the Company’s history, its primary source of liquidity was the cash received from stock issuances. Through the third quarter of 2010, the Company’s cash flow from operations was negative and it relied on capital infusions to sustain and grow the business, combined with cost containment activity. By the third quarter of 2010, the Company began generating positive cash flows from operations and 2010 marked the first year since inception of the Company that Diligent generated positive cash flow from operations. The Company has continued to generate positive cash flows each subsequent quarter. Additionally, in August 2012, the Company received $3.1 million in cash from the repayment of the note receivable from its predecessor entity which was due October 1, 2012. The Company has no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, its financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations.

In order to minimize credit and market risk at December 31, 2012, the Company had invested $24.0 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash was held in various financial institutions by the parent Company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Year ended December 31
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$22,796	$6,940
Investing activities	$(2,460)	$(663)
Financing activities	$3,972	$(554)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2012 increased significantly compared with 2011, due to the increase in the number of customers under contract. Note that $22.8 million of the cash generated by operating activities for the period came from the increase of $13.1 million in deferred revenue, as subscription fees are paid in advance and recorded as deferred revenue until recognized as revenue.

Net Cash Flows from Investing Activities

Cash used in investing activities in 2012 and 2011 consists entirely of purchases of computer equipment, software and leasehold improvements.

Net Cash Flows from Financing Activities

During the third quarter of 2012, the Company received $3.1 million in cash from the repayment of the note receivable from the Company’s predecessor entity, and received $0.6 million in cash from the exercise of stock options and the purchase of stock under the Company’s stock purchase plan. Additionally, the Company recognized the $0.8 million tax benefit from the exercise of stock options, which is recorded directly to equity as additional paid-in-capital. These cash inflows were offset by the dividend paid on the Company’s preferred stock (net of the capital contribution), as well as payments under capital lease and software licensing obligations. In 2011, cash used in financing activities included $159 thousand of cash dividends paid on preferred stock and capital lease payments of $96 thousand, a repurchase of common stock for $250 thousand, offset by proceeds of stock option exercises.

Contractual Commitments

Our principal commitments consist of obligations under leases for office space and computer equipment and software. At December 31, 2012, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Payments Due by Period
					After 5
	Total	Up to 1 Year	2-3 Years	4-5 Years	Years
	(in thousands)

Capital Lease Obligations	$1,206	$499	$707	$-	$-
Operating Leases	3,315	723	1,381	1,136	75
Total	$4,521	$1,222	$2,088	$1,136	$75

Subsequent events

CEO Substitute Remuneration Package.

On December 23, 2013, the Company and the Company’s chief executive officer (CEO) entered into an Amendment to the Replacement Grant Agreement which finalized the terms of the incentive compensation package provided to the Company’s CEO in substitution for certain awards that would be cancelled, as described in Note 20 “Subsequent Events” to the Notes to Consolidated Financial Statements in Part II, Item 8.

Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the “Grant Date”) the CEO’s fully vested option to purchase 2.4 million shares of the Company’s common stock for an exercise price of U.S. $0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

•	An option to purchase 1.6 million shares of common stock having an exercise price of U.S. $2.79, which was the Company’s closing price per share expressed in U.S. dollars on the last trading day on the NZSX immediately prior to the Grant Date (the “Exercise Price”) of December 23, 2013. The option vested on December 31, 2013, and will have a term of ten years from the Grant Date.

•	A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The CEO’s right to receive such cash award is contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. Any cash award, once earned, will be paid in three equal annual installments in 2014, 2015 and 2016, or, if earlier, upon a change in control of the Company or the CEO’s separation from service. Any payment due on any installment date will be proportionally reduced if the sum of the Company’s stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

In addition, the CEO held an option to purchase 3 million shares of the Company’s common stock for an exercise price of U.S. $0.82 per share, which remains subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

•	Performance share units for 2.25 million shares of common stock contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. For purposes of clarification, performance share units in this context are units of common stock issued to the CEO upon satisfaction of the performance criteria outlined herein. Once earned, the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, upon a change in control of the Company or the CEO’s separation from service.

•	Performance share units for up to 250 thousand shares of common stock contingent on the Company achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return (“TSR”) growth in four one-year measurement periods beginning April 1, 2013. TSR growth will be measured based on the Company’s stock price performance during the 20 trading days prior to the relevant measurement date. Performance share units for 62.5 thousand shares of common stock will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the CEO’s separation from service.

The vesting of the options, performance cash award and performance stock units described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or if the CEO is terminated without cause or resigns for good reason.

The Company expects to record compensation expense of $2.9 million in the second half of 2013 relating to the replacement award. The replacement award is expected to result in compensation cost of $3.1 million in 2014, $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

NZSX Listing Rules Settlement.

On September 6, 2013 New Zealand Daylight Time, Diligent Board Member Services, Inc. (the “Company”) issued an announcement relating to the approval by the NZ Markets Disciplinary Tribunal of a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $15 thousand as a penalty to the NZX Discipline Fund and NZ $4 thousand towards the costs of NZX Regulation.

Audit Committee Investigation

On July 2, 2013 the Audit Committee of the Board of Directors engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company’s financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under US GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee investigation resulted in no finding of intentional misconduct or fraud.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diligent Board Member Services, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Diligent Board Member Services, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Diligent Board Member Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the years ended December 31, 2012 and 2011 have been restated.

/s/ Deloitte & Touche LLP

New York, New York

April 7, 2014

Diligent Board Member Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$33,311	$8,931
Term deposit	103	97
Accounts receivable, net	1,542	1,161
Deferred commissions	2,081	2,233
Prepaid expenses and other current assets	899	765
Deferred tax assets	3,939	29
Total current assets	41,875	13,216

Property and equipment, net	3,913	2,418
Deferred tax assets, net of valuation allowance	1,532	-
Security deposits	225	98
Other non-current assets	167	-
Total assets	$47,712	$15,732

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$222	$858
Accrued expenses and other liabilities	4,964	3,862
Income taxes payable	1,391	40
Deferred revenue	16,972	7,942
Obligations under capital leases	702	99
Total current liabilities	24,251	12,801

Non-current liabilities:
Deferred revenue - less current portion	6,964	2,928
Obligations under capital leases, less current portion	237	70
Deferred tax liabilities	31	-
Other non-current liabilities	272	256
Total non-current liabilities	7,504	3,254

Total liabilities	31,755	16,055

Commitments and contingencies

Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 shares issued and outstanding (liquidation value $5,259,406)	3,233	3,205

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 83,586,155 and 81,861,335 shares issued and outstanding	84	82
Additional paid-in capital	26,052	23,598
Note receivable from shareholder	-	(3,072)
Accumulated deficit	(13,480)	(24,133)
Accumulated other comprehensive income (loss)	68	(3)
Total stockholders' equity	12,724	(3,528)
Total liabilities, redeemable preferred stock and stockholders' equity	$47,712	$15,732

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011
	(As restated)	(As restated)
Revenues	$39,127	$15,584
Cost of revenues (excluding depreciation and amortization)	9,535	4,837
Gross profit	29,592	10,747

Operating expenses:
Selling and marketing expenses	8,657	5,165
General and administrative expenses	9,593	4,959
Research and development expenses	2,276	1,533
Depreciation and amortization	1,187	579
Special committee expenses	263	-
Total operating expenses	21,976	12,236

Operating income (loss)	7,616	(1,489)

Other income, net:
Interest income, net	97	168
Foreign exchange transaction gain (loss)	16	(95)
Total other income, net	113	73

Income (loss) before (benefit) provision for income taxes	7,729	(1,416)
Income tax (benefit) expense	(2,924)	52

Net income (loss)	$10,653	$(1,468)

Accrued preferred stock dividends	(359)	(359)
Net income (loss) attributable to common stockholders	$10,294	$(1,827)

Earnings (loss) per share:
Basic	$0.09	$(0.02)
Diluted	$0.09	$(0.02)
Weighted average shares outstanding:
Basic	114,850	114,632
Diluted	119,597	114,632

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2012	2011
	(As restated)	(As restated)
Net income (loss)	$10,653	$(1,468)
Other comprehensive income (loss):
Foreign exchange translation adjustment	71	(1)
Comprehensive income (loss)	$10,724	$(1,469)

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(in thousands, except per share amounts)

						Accumulated
			Additional	Note		Other	Total
	Common	Common	Paid-in-	Receivable from	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Capital	Shareholder	Deficit	Income (Loss)	Equity

Balance at January 1, 2011 (As restated)	81,968	$82	$23,108	$(3,076)	$(22,665)	$(2)	(2,553)
Net loss					(1,468)		(1,468)
Other comprehensive loss						(1)	(1)
Total comprehensive loss							(1,469)
Capital contribution			200				200
Share-based compensation			908				908
Repurchase and cancellation of common stock	(225)	-	(250)				(250)
Repayment of note receivable from shareholder				4			4
Exercise of stock options	118	-	19				19
Amortization of preferred stock offering costs			(28)				(28)
Preferred stock dividend ($0.01 per share)			(359)				(359)
Balance at December 31, 2011 (As restated)	81,861	82	23,598	(3,072)	(24,133)	(3)	(3,528)
Net income					10,653		10,653
Other comprehensive income						71	71
Total comprehensive income							10,724
Capital contribution			240				240
Share-based compensation			1,384				1,384
Tender of common stock in lieu of interest payment on note receivable from shareholder	(134)	-	(200)				(200)
Repayment of note receivable from shareholder				3,072			3,072
Exercise of stock options	1,849	2	543				545
Shares issued under employee stock purchase plan	10	-	30				30
Excess tax benefits - stock compensation			844				844
Amortization of preferred stock offering costs			(28)				(28)
Preferred stock dividend ($0.01 per share)			(359)				(359)
Balance at December 31, 2012 (As restated)	83,586	$84	$26,052	$-	$(13,480)	$68	$12,724

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2012	2011
	(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$10,653	$(1,468)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(5,440)	-
Excess tax benefits realized from share-based compensation	(844)	-
Depreciation and amortization	1,187	579
Share-based compensation	1,384	908
Allowance for doubtful accounts	50	-
Changes in operating assets and liabilities:
Accounts receivable	(431)	(947)
Deferred commissions	152	(1,512)
Prepaid expenses and other assets	(470)	(470)
Security deposits	(127)	129
Accounts payable and accrued expenses	1,221	2,195
Income taxes payable	2,236	-
Deferred revenue	13,065	7,513
Other	160	13
Net cash provided by operating activities	22,796	6,940
Cash flows from investing activities:
Purchases of property and equipment	(2,460)	(663)
Net cash used in investing activities	(2,460)	(663)
Cash flows from financing activities:
Repayment of note receivable from shareholder	3,072	4
Payment of preferred stock dividend	(120)	(159)
Proceeds from exercise of stock options and purchase of shares under stock purchase plan	575	19
Excess tax benefits realized from share-based compensation	844	-
Repayments of obligations under capital leases	(254)	(96)
Payments of obligations under software licensing agreements	(145)	(72)
Repurchase of common stock	-	(250)
Net cash provided by (used in) financing activities	3,972	(554)
Effect of exchange rates on cash and cash equivalents	72	(4)
Net increase in cash and cash equivalents	24,380	5,719
Cash and cash equivalents at beginning of year	8,931	3,212
Cash and cash equivalents at end of year	$33,311	$8,931

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$33	$27
Income taxes	$212	$51

Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from shareholder	$200	$-
Capital contribution in lieu of preferred stock dividend	$240	$200
Property and equipment acquired under capital leases	$1,024	$118
Acquisition of software licenses	$-	$389
Accounts payable for property and equipment	$-	$742

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

1)	Organization and nature of the business

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

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Ltd. (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty. Ltd. (“DBA”), which provide sales, marketing and customer support services in their respective regions. The Company’s Singapore subsidiary, Diligent APAC Board Services Pte. Ltd. (“APAC”) provides sales support in the Asia-Pacific region. At the end of 2012, Diligent formed a subsidiary in Hong Kong to support its Asia-Pacific sales and marketing, which has had no operations to date.

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

2)	Restatement of previously issued financial statements due to correction of errors

Subsequent to the original issuance of the 2012 consolidated financial statements, the Company identified errors that impacted the 2012 and 2011 consolidated financial statements. Each of those errors are discussed in more detail below, and tables are included illustrating the impact of those errors on the Company’s previously issued financial statements.

We have concluded that revenue recognition of our subscription fees for our Diligent Boardbooks service should not commence until the date the service is made available to the customer, as determined by the date the customer has full access to the product. Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls. We have corrected recognition of revenue to prorate revenue on a daily basis starting on the date at which access is provided, which is generally later than the contract date. Additionally, we have concluded that installation fees charged for initial set-up of our product and training should be recognized ratably over the expected life of the customer relationship, which is estimated to be nine years, rather than over the initial contract period, generally one year, as had been our historical practice. The effect of correcting these two errors was to reduce previously reported revenue and increase previously reported deferred revenue by $4.6 million and $2.4 million for the years ended December 31, 2012 and 2011, respectively.

The Company previously recorded sales commissions earned by account managers by recognizing them immediately in the period earned. In order to more appropriately match expenses with the related revenue and to be consistent with how the Company recognizes commissions for its sales staff, the Company has changed the method of recognizing commission expense for account management personnel, by amortizing commissions over the related contract period, generally twelve months. The effect of correcting this error decreased cost of revenues and increased deferred commissions by $508 thousand and $193 thousand in the years ended December 31, 2012 and 2011, respectively. In addition, the Company historically netted deferred commissions against accrued expense. They are now presented as a separate line item on the consolidated balance sheet as “Deferred Commissions”.

The Company has historically not collected state sales tax on the sale of its subscription service. The Company has determined that it should have collected sales tax in certain states and may also have exposure in several other states, accordingly, the Company has recorded a provision of $470 thousand and $266 thousand in general and administrative costs and accrued expenses for the years ended December 31, 2012 and 2011, respectively. The resulting cumulative provision as of December 31, 2012 related to the uncollected sales tax is $736 thousand. We intend to start collecting and remitting sales tax in certain states in 2014.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

The Company also determined that a note receivable due from a related party should have been recorded as a deduction of stockholders’ equity, rather than an asset, in accordance with SEC Staff Accounting Bulletin Topic 4-G. Upon formation of the Company in 2007, the Company recorded a note receivable from its predecessor entity of approximately $6.8 million. At December 31, 2008, the Company determined that the value of the note was impaired and recorded an impairment charge of $5.8 million. In 2009 through 2011, the value of the note recovered and the Company recorded impairment recoveries of $0.3 million, $4.3 million and $1.2 million in 2009, 2010 and 2011, respectively. The note matured and was settled in 2012. We have corrected the accounting for the note by presenting it as a reduction in stockholders’ equity in all applicable consolidated balance sheets and eliminating the impairment charge and subsequent recoveries from the consolidated statements of operations.

In addition, we made corrections to accrued liabilities to record expenses in the proper periods, corrected the recording of the capital contribution for the waiver of the preferred stock dividends and made other adjustments and presentation corrections identified subsequent to the Original Filing.

The changes in the Company’s income (loss) before provision for income taxes resulting from the adjustments discussed in the above paragraphs also impacted the provision for income taxes throughout each of the periods subject to restatement. In addition, we made corrections to our provision for income taxes for each of the periods subject to the restatement to correct for errors in the calculation of our NOL limitation under Section 382 of the Internal Revenue Code, state tax apportionment factors, uncertain tax positions and other tax matters. Accordingly, throughout each of the periods subject to restatement, we have restated our provision for income tax and related deferred tax assets and liabilities.

The basic earnings per share calculation has been corrected as the weighted average shares outstanding used to compute basic earnings per share has historically excluded the convertible preferred stock outstanding. The preferred stockholders are entitled to participate on an as converted basis in any dividend on the Company’s common stock, and as such are considered participating securities to which earnings should be allocated. The preferred stock should have been considered in the calculation of earnings per share using the two-class method in periods in which the Company had net income.

Additionally, we have corrected the accounting for an equipment and software lease that was entered into in the first quarter of 2013 but initially recorded in the fourth quarter of 2012, and an internal use software license arrangement entered into in the third quarter of 2011.

The restated opening balances within the accompanying consolidated statement of changes in stockholders’ equity as of January 1, 2011, which present the cumulative effect of the errors noted above through January 1, 2011, are as follows:

	January 1, 2011
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Note Receivable from Shareholder	$-	(3,076)	$(3,076)
Accumulated deficit	$(23,100)	435	$(22,665)
Total stockholders' equity (deficiency)	$88	(2,641)	$(2,553)

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

The following is a reconciliation of the previously reported consolidated statements of operations, balance sheet and statement of cash flow amounts to the restated amounts.

Consolidated Statement of Operations	As
(in thousands, except per share amounts)	Previously		As
Year ended December 31, 2012	Reported	Adjustments	Restated

Revenues	$43,736	$(4,609)	$39,127
Cost of revenues (excluding depreciation and amortization)	10,043	(508)	9,535
Gross profit	33,693	(4,101)	29,592

Operating expenses:
Selling and marketing expenses	8,554	103	8,657
General and administrative expenses	9,089	504	9,593
Research and development expenses	2,276	-	2,276
Depreciation and amortization	1,216	(29)	1,187
Special committee expenses	263	-	263
Total operating expenses	21,398	578	21,976
Operating income	12,295	(4,679)	7,616

Other income, net:
Interest income, net	117	(20)	97
Foreign exchange transaction gain (loss)	16	-	16
Total other income, net	133	(20)	113
Income before provision for income taxes	12,428	(4,699)	7,729
Income tax expense (benefit)	3,287	(6,211)	(2,924)
Net income	$9,141	$1,512	$10,653

Accrued preferred stock dividends	(359)	-	(359)
Net income attributable to common stockholders	$8,782	$1,512	$10,294

Earnings per share:
Basic	$0.11	$(0.02)	$0.09
Diluted	$0.08	$0.01	$0.09

Weighted average shares outstanding:
Basic	82,183	32,667	114,850
Diluted	120,015	(418)	119,597

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

	As
	Previously		As
Consolidated Balance Sheet as of December 31, 2012	Reported	Adjustments	Restated
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,311	$-	$33,311
Term deposit	103	-	103
Accounts receivable, net	3,018	(1,476)	1,542
Deferred commissions	-	2,081	2,081
Prepaid expenses and other current assets	882	17	899
Deferred tax assets	643	3,296	3,939
Total current assets	37,957	3,918	41,875

Property and equipment, net	5,037	(1,124)	3,913
Deferred tax assets, net of valuation allowance	-	1,532	1,532
Intangible assets, net	217	(217)	-
Security deposits	225	-	225
Other non-current assets	167	-	167
Total assets	$43,603	$4,109	$47,712

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$222	$-	$222
Accrued expenses and other liabilities	2,615	2,349	4,964
Income taxes payable	1,640	(249)	1,391
Deferred revenue	17,581	(609)	16,972
Obligations under capital leases	702	-	702
Total current liabilities	22,760	1,491	24,251

Non-current liabilities:
Deferred revenue - less current portion	-	6,964	6,964
Obligations under capital leases, less current portion	1,522	(1,285)	237
Deferred tax liabilities	111	(80)	31
Other non-current liabilities	223	49	272
Total non-current liabilities	1,856	5,648	7,504
Total liabilities	24,616	7,139	31,755

Redeemable preferred stock:
Series A convertible redeemable preferred stock	3,233	-	3,233

Stockholders' equity:
Common Stock	84	-	84
Additional paid-in capital	26,259	(207)	26,052
Accumulated deficit	(10,656)	(2,824)	(13,480)
Accumulated other comprehensive income	67	1	68
Total stockholders' equity	15,754	(3,030)	12,724
Total liabilities, redeemable preferred stock and stockholders' equity	$43,603	$4,109	$47,712

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

	As
	Previously		As
Consolidated Statements of Cash Flows for the year ended December 31, 2012	Reported	Adjustments	Restated
(in thousands)
Cash flows from operating activities:
Net income	$9,141	1,512	$10,653
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	463	(5,903)	(5,440)
Excess tax benefits realized from share-based compensation	(930)	86	(844)
Depreciation and amortization	1,216	(29)	1,187
Share-based compensation	1,384	-	1,384
Allowance for doubtful accounts	-	50	50
Changes in operating assets and liabilities:
Accounts receivable	(1,061)	630	(431)
Deferred commissions	-	152	152
Prepaid expenses and other assets	(317)	(153)	(470)
Security deposits	(127)	-	(127)
Accounts payable and accrued expenses	1,324	(103)	1,221
Income taxes payable	2,601	(365)	2,236
Deferred revenue	9,086	3,979	13,065
Other	(68)	228	160
Net cash provided by operating activities	22,712	84	22,796
Cash flows from investing activities:
Purchases of property and equipment	(2,460)	-	(2,460)
Net cash used in investing activities	(2,460)	-	(2,460)
Cash flows from financing activities:
Repayment of note receivable from shareholder	3,072	-	3,072
Payment of preferred stock dividend	(120)	-	(120)
Proceeds from exercise of stock options and purchase of shares under stock purchase plan	575	-	575
Excess tax benefits realized from share-based compensation	930	(86)	844
Repayments of obligations under capital leases	(254)	-	(254)
Payments of obligations under software licensing agreements	(145)	-	(145)
Net cash provided by financing activities	4,058	(86)	3,972
Effect of exchange rates on cash and cash equivalents	70	2	72
Net increase in cash and cash equivalents	24,380	-	24,380
Cash and cash equivalents at beginning of year	8,931	-	8,931
Cash and cash equivalents at end of year	$33,311	$-	$33,311

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$33	$-	$33
Income taxes	$212	$-	$212

Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from shareholder	$200	$-	$200
Capital contribution in lieu of preferred stock dividend	$240	$-	$240
Property and equipment acquired under capital leases	$2,309	$(1,285)	$1,024

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Consolidated Statement of Operations	As
(in thousands, except per share amounts)	Previously		As
Year ended December 31, 2011	Reported	Adjustments	Restated

Revenues	$17,966	$(2,382)	$15,584
Cost of revenues (excluding depreciation and amortization)	5,030	(193)	4,837
Gross profit	12,936	(2,189)	10,747

Operating expenses:
Selling and marketing expenses	5,203	(38)	5,165
General and administrative expenses	4,693	266	4,959
Research and development expenses	1,533	-	1,533
Depreciation and amortization	592	(13)	579
Total operating expenses	12,021	215	12,236
Operating income (loss)	915	(2,404)	(1,489)

Other income, net:
Impairment recovery on note receivable from shareholder	1,200	(1,200)	-
Interest income, net	181	(13)	168
Foreign exchange transaction loss	(95)	-	(95)
Total other income, net	1,286	(1,213)	73
Income (loss) before provision for income taxes	2,201	(3,617)	(1,416)
Income tax expense (benefit)	(1,102)	1,154	52
Net income (loss)	$3,303	$(4,771)	$(1,468)

Accrued preferred stock dividends	(359)	$-	(359)
Net income (loss) attributable to common stockholders	$2,944	$(4,771)	$(1,827)

Earnings (loss) per share:
Basic	$0.04	$(0.06)	$(0.02)
Diluted	$0.03	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic	81,965	32,667	114,632
Diluted	117,168	(2,536)	114,632

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

	As
	Previously		As
Consolidated Balance Sheet as of December 31, 2011	Reported	Adjustments	Restated
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,931	$-	$8,931
Term deposit	97	-	97
Accounts receivable, net	1,956	(795)	1,161
Deferred commissions	-	2,233	2,233
Prepaid expenses and other current assets	765	-	765
Deferred tax assets	301	(272)	29
Note receivable from shareholder, net of valuation allowance - current portion	3,072	(3,072)	-
Total current assets	15,122	(1,906)	13,216

Property and equipment, net	2,088	330	2,418
Deferred tax assets, net of valuation allowance	883	(883)	-
Intangible assets, net	362	(362)	-
Security deposits	98	-	98
Total assets	$18,553	$(2,821)	$15,732

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$858	$-	$858
Accrued expenses and other liabilities	1,397	2,465	3,862
Income taxes payable	40	-	40
Deferred revenue	8,496	(554)	7,942
Obligations under capital leases	99	-	99
Total current liabilities	10,890	1,911	12,801

Non-current liabilities:
Deferred revenue - less current portion	-	2,928	2,928
Obligations under capital leases, less current portion	70	-	70
Other non-current liabilities	269	(13)	256
Total non-current liabilities	339	2,915	3,254
Total liabilities	11,229	4,826	16,055

Redeemable preferred stock:
Series A convertible redeemable preferred stock	3,205	-	3,205

Stockholders' equity:
Common Stock	82	-	82
Additional paid-in capital	23,837	(239)	23,598
Note receivable from shareholder	-	(3,072)	(3,072)
Accumulated deficit	(19,797)	(4,336)	(24,133)
Accumulated other comprehensive loss	(3)	-	(3)
Total stockholders' equity	4,119	(7,647)	(3,528)
Total liabilities, redeemable preferred stock and stockholders' equity	$18,553	$(2,821)	$15,732

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

	As
	Previously		As
Consolidated Statements of Cash Flows for the year ended December 31, 2011	Reported	Adjustments	Restated
(in thousands)
Cash flows from operating activities:
Net income	$3,302	(4,770)	$(1,468)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment recovery on note receivable from shareholder	(1,200)	1,200	-
Deferred taxes	(1,154)	1,154	-
Depreciation and amortization	592	(13)	579
Share-based compensation	908	-	908
Changes in operating assets and liabilities:
Accounts receivable	(1,462)	515	(947)
Deferred commissions	-	(1,512)	(1,512)
Prepaid expenses and other assets	(470)	-	(470)
Security deposits	129	-	129
Accounts payable and accrued expenses	625	1,570	2,195
Income taxes payable	22	(22)	-
Deferred revenue	5,646	1,867	7,513
Other	2	11	13
Net cash provided by operating activities	6,940	-	6,940
Cash flows from investing activities:
Purchases of property and equipment	(663)	-	(663)
Net cash used in investing activities	(663)	-	(663)
Cash flows from financing activities:
Repayment of note receivable from shareholder	4	-	4
Payment of preferred stock dividend	(159)	-	(159)
Proceeds from exercise of stock options and purchase of shares under stock purchase plan	19	-	19
Repayments of obligations under capital leases	(96)	-	(96)
Payments of obligations under software licensing agreements	(72)	-	(72)
Repurchase of common stock	(250)	-	(250)
Net cash provided by financing activities	(554)	-	(554)
Effect of exchange rates on cash and cash equivalents	(4)	-	(4)
Net increase in cash and cash equivalents	5,719	-	5,719
Cash and cash equivalents at beginning of year	3,212	-	3,212
Cash and cash equivalents at end of year	$8,931	$-	$8,931

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$27	$-	$27
Income taxes	$51	$-	$51

Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$440	$(240)	$200
Property and equipment acquired under capital leases	$118	$-	$118
Acquisition of software licenses	$435	$(46)	$389
Accounts payable for property and equipment	$742	$-	$742

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

3)	Special Committee

In December 2012, the Board of Directors of the Company appointed a Special Committee of independent directors to examine Diligent's past stock issuances and stock option grants that may not have been issued in compliance with the relevant stock option and incentive plans. The Special Committee's members were not on the Board at the time of the issuance of such grants, were not involved in their issue, and are not the recipients of any option grants. The Special Committee was delegated broad powers from the Board to take all such action in respect of the issuances as it deems necessary and advisable.

The Special Committee, assisted by attorneys in the U.S. and New Zealand, conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period. As discussed in Note 17, the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. The Special Committee was delegated the authority to develop appropriate alternative compensation packages for the affected employees. These awards were determined by the Board to be reasonable compensation at the time, and were an important incentive component of the employees’ compensation packages.

As part of its work, the Special Committee also reviewed the Company's compliance with applicable regulations, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee has identified a number of instances where it appears that Diligent was not, or may not have been, in compliance with its U.S. and New Zealand regulatory obligations.

The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on NZSX, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It has recommended, and the Board fully endorses, that the Company work with its regulators to resolve these issues. It is possible that while Diligent seeks to work constructively with the regulators, fines or penalties for non-compliance could be imposed (see Note 20 - Subsequent Events).

Costs for the Special Committee through December 31, 2012 were $0.3 million and have been reported as a separate component of operating expenses. Included in Special Committee expenses are fees and expenses incurred by legal counsel through December 31, 2012, and estimated NZX penalties. The Company expects that it will incur additional expenses in 2013 related to the work of the Special Committee and the implementation of improvements to its processes and procedures.

4)	Significant accounting policies

Basis of presentation – The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income taxes, including the realization of deferred tax assets and uncertain tax positions, and the useful lives of tangible and intangible assets. Actual results could differ from those estimates.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $11 million and U.S. treasury money market funds of $13 million, which are carried at cost, which approximates fair value. At December 31, 2011, cash equivalents include investments in U.S. treasury bills of $2 million and U.S. treasury money market funds of $3 million.

Term deposits – Term deposits are short-term investments with banks, with maturities greater than three months at inception.

Fair Value of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

i.	Level 1 input - unadjusted quoted prices in active markets for identical instrument;
ii.	Level 2 input - observable market data for the same or similar instrument but not Level 1, including quoted prices for identical or similar assets or liabilities in markets that are active or not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
iii.	Level 3 input - unobservable inputs developed using management's assumptions about the inputs used for pricing the asset or liability.

Level 2 inputs were utilized to determine the fair value of the Company’s investments in U.S. treasury bills, U.S treasury money market funds, and term deposits. Due to the short-term nature of these investments, which mature between 90 days and 365 days, amortized cost is used to estimate the fair value. At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $11 million and U.S. treasury money markets of $13 million, which are carried at cost, which approximates fair value. At December 31, 2011, cash equivalents include investments in U.S. treasury bills of $2 million and U.S. treasury money market funds of $3 million. The term deposits are short-term investments with banks, with maturities greater than three months at inception. At December 31, 2012, the Company has a term deposit with a New Zealand bank with an initial term of approximately 365 days, with an amount of NZD 125 thousand (US$103 thousand), which approximates fair value. At December 31, 2011, the Company had two term deposits with a New Zealand bank with an initial term of approximately 365 days, in the amounts of NZD 100 thousand and NZD 25 thousand (US$97 thousand total), which approximates fair value.

Property and equipment – Property and equipment consists of computer and office equipment, leasehold improvements and internal-use computer software. Property and equipment are carried at cost, less accumulated depreciation and amortization and any impairment losses.

Depreciation and amortization – Depreciation on property and equipment is computed on a straight line basis at rates adequate to recover the cost of the assets over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over estimated useful lives of the assets or the term of the underlying lease, whichever is shorter. Amortization of internal-use computer software is computed on the straight-line method over its estimated useful life, which is three years. Expenditures for repair and maintenance costs are expensed as incurred.

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

Revenue recognition – We derive our revenues primarily from subscription fees and installation fees, including training. We sell subscriptions to our cloud application that are generally one year in length. Our arrangements do not include a general right of return and automatically renew unless we are notified 30 days prior to the expiration of the initial term. Our subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of our service and training of our customers.

We commence revenue recognition when all of the following conditions are met;

•	There is persuasive evidence of the arrangement;
•	The service has been made available to the customer;
•	The fee is fixed or determinable; and
•	The collectability of the fees is reasonably assured.

In October 2009, the Financial Accounting Standards Board, or FASB, ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. The guidance affects the determination of separate units of accounting in arrangements with multiple deliverables. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. We have determined that the installation fee does not have standalone value, so accordingly, we account for our arrangement as a single unit of accounting.

Revenue from our subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to the Diligent Boardbooks product. Revenue is recorded ratably through the end of the contract period, which is generally twelve months from the contract date.

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years.

In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. The Company’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, the Company’s renewal history with its customers has been and remains at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with the Company and consequently have a very low annual attrition rate. As noted previously, after considering these factors, the Company determined that a nine year estimated customer life was appropriate.

Deferred Revenue – Deferred revenue represents installation and subscription fees for which cash has been received but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in the consolidated balance sheet do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual, non-cancelable subscription agreements.

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years. Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Accounts receivable – The Company generally invoices its customers on an annual or quarterly basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information. At December 31, 2012 and 2011, the Company has recorded a provision for doubtful accounts of $100 thousand and $50 thousand, respectively.

Research and development – Research and development expenses are incurred as the Company upgrades and maintains the Diligent Boardbooks software, and develops product enhancements. Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and direct costs associated with the design and required testing of the product line. The Company does not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality have been expensed as incurred as the Company has not historically maintained sufficient detail records of its development efforts to be able to capitalize such costs.

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

The tax effects of an uncertain tax position taken or expected be taken in income tax returns are recognized only if it is "more likely-than-not" to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes the benefit of an uncertain tax position in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

Foreign exchange – The Company’s wholly-owned subsidiaries, DBL, DBMS NZ and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZD) and Australian Dollar (AUD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. Prior to the fourth quarter of 2012, the Company’s Singapore subsidiary used the Singapore dollar as its functional currency. Effective October 1, 2012, the Company changed the functional currency of this subsidiary to the U.S. dollar. The Company believes that the growth in this subsidiary’s U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company’s consolidated financial statements.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

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

Segment reporting – Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, management believes that the Company has one operating segment.

Earnings per share – Basic earnings per share is computed by dividing the net income attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common and preferred shares outstanding for the period. The basic earnings per share calculation has been corrected as the weighted average shares outstanding used to compute basic earnings per share has historically excluded the outstanding convertible preferred stock. The preferred stockholders are entitled to participate on an “as converted basis” in any dividends paid on the Company’s common stock, and as such are considered participating securities to which earnings should be allocated using the two-class method.

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive. Stock options are included as potential dilutive securities for the applicable periods, except that 475 thousand stock options have been excluded in 2012 because their effect is antidilutive.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	Year ended December 31,
	2012	2011
	(in thousands)
Basic weighted average common shares outstanding	82,183	81,965
Basic weighted average preferred shares outstanding	32,667	32,667
Basic weighted average shares outstanding	114,850	114,632
Dilutive effect of stock options	4,747	-
Diluted weighted average shares outstanding	119,597	114,632

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Recent accounting pronouncements – In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income: Presentation of Comprehensive Income”, which requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (OCI) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The Company implemented this guidance in the first quarter of 2012.

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

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements are not expected to have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

5)	Term deposit

At December 31, 2012, the Company has a term deposit with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZD 125 thousand (US$103 thousand at December 31, 2012) bears interest at 4.4% and matures in March 2013.

At December 31, 2011, the Company has two term deposits with a New Zealand bank with initial terms of approximately 365 days. The term deposits in the amount of NZD 100 thousand and NZD 25 thousand (US$97 thousand at December 31, 2011) bore interest at 4.0% and matured in March 2012.

6)	Property and equipment and obligations under capital leases

Property and equipment is comprised of the following:

	December 31,
	2012	2011
	(in thousands)
Equipment	$4,893	$2,852
Computer software	1,743	1,144
Leasehold improvements	233	184
	6,869	4,180
Less: Accumulated depreciation and amortization	(2,956)	(1,762)
Net property and equipment	$3,913	$2,418

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 were $1.2 million and $579 thousand, respectively.

Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. The leases bear interest at rates ranging from 3.0% to 5.6% per annum, with monthly payments ranging from $2 thousand to $25 thousand, and maturities from September 1, 2014 through June 1, 2015.

Each lease is secured by the underlying leased asset. Amortization of assets recorded under capital leases is included in depreciation expense. The assets relating to capital leases, included in property and equipment on the balance sheet, is as follows:

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

	December 31,
	2012	2011
	(in thousands)
Capital lease assets included in equipment	$1,299	$302
Capital lease assets included in computer software	$190	$45
Less: Accumulated depreciation and amortization	(321)	(113)
	$1,168	$234

	Year ended December 31,
	2012	2011
Depreciation expense relating to capital lease assets	$208	$49

The following is a schedule of future minimum lease payments due under capital leases and software licensing agreements as of December 31, 2012:

Future Minimum
Year ending	Lease Payments
December 31,	(in thousands)
2013	$499
2014	486
2015	221
Total minimum lease payments	1,206
Less interest portion of payments	(64)
Less executory costs	(203)
Present value of minimum lease payments	$939

7)	Derivatives

From time to time, the Company uses foreign currency option and forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company uses these instruments as economic hedges and not for speculative or trading purposes. At December 31, 2011, the Company had three foreign currency forward exchange contracts outstanding to purchase NZD 525 thousand in the aggregate, which matured in the first quarter of 2012. As of December 31, 2011, the fair value of these contracts resulted in a gain of $15 thousand which was recorded in foreign currency transaction gain/loss and prepaid expenses and other current assets.

The Company did not enter into any foreign currency contracts in 2012.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

8)	Accrued expenses and other liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2012	2011
	(in thousands)
Accrued commissions, bonuses, and payroll	$2,705	$2,594
Equipment maintenance contracts	243	-
Special Committee fees and expenses	263	-
Accrued Value Added Tax and Goods and Services Tax for foreign subsidiaries	231	345
Software license commitments	259	125
Accrued Sales Taxes	736	266
Accrued preferred stock dividend	359	359
Other (individually less than 5% of total current liabilities)	168	173
Total accrued expenses and other liabilities	$4,964	$3,862

9)	Line of credit facility

In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. (“the Lender”) pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company. The Lender is the holder of approximately 22 million shares of the Company’s Series A Preferred Stock and 4.2 million shares of the Company’s common stock. The founder and managing partner of the Lender is also the chairman of the board of directors of the Company.

The line of credit initially bore interest at a fixed rate of 9.50% per annum on outstanding borrowings and had a maturity date of September 2011. In September 2011, the credit agreement was amended to extend the maturity date to September 2012 and reduce the interest rate under the facility to 7.0%.

Upon an event of default, the Lender has the option to increase the interest rate on all outstanding obligations to 12% per annum. The line of credit is subject to an annual commitment fee of 0.5% on the unused portion, paid quarterly in arrears. Accrued interest is due and payable quarterly on the last business day of each quarter. Upon maturity, all outstanding principal and unpaid interest and commitment fees are due in full.

The Lender has a first priority lien on all of the Company’s accounts receivable. The line of credit agreement includes restrictive covenants regarding liens, additional indebtedness, sales of assets and dividend payments on common stock. Additionally, the line of credit includes financial covenants with respect to the achievement of budgeted revenues and expenses.

The Company never drew any amounts under this credit facility and the facility expired unused on September 12, 2012.

10)	Related party transactions

Marketing expense – During the years ended December 31, 2012 and 2011, the Company incurred marketing expenses of approximately $61 thousand and $228 thousand, respectively, for services rendered by an entity owned by a stockholder of the Company.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Line of Credit - The line of credit described in Note 9 is with a related party, as Spring Street Partners, L.P. is a significant stockholder in the Company.

Payables to related parties – There were no material payables to related parties at December 31, 2012 and 2011.

Note Receivable from Shareholder - The note receivable from shareholder (the “Note”) at December 31, 2011 of $3.1 million represents the principal amount that was due on October 1, 2012 from Services Share Holding, LLC (“SSH LLC”, the Company’s predecessor entity). SSH LLC repaid the Note in full on August 27, 2012, together with all outstanding accrued interest of $127 thousand.

11)	Geographic information

The Company’s revenue, by geographic location of the customer, and long-lived assets located outside the Americas are as follows:

	Year ended December 31,
	2012	2011
	(in thousands)
Revenues:
Americas	$32,108	$14,138
Europe	5,639	1,442
Asia Pacific	1,380	4
Total	$39,127	$15,584

	December 31,
	2012	2011
Long-lived assets outside the Americas, net	$537	$210

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

12)	Income taxes

Income (loss) before provision for income taxes is comprised of the following:

	Year ended December 31,
	2012	2011
	(in thousands)
Domestic	$8,436	$(1,054)
Foreign	(707)	(362)
	$7,729	$(1,416)

Domestic income (loss) includes intercompany charges to foreign affiliates for management fees, cost sharing and royalties. Foreign income (loss) includes losses from all of the Company’s foreign subsidiaries, including the Singapore subsidiary, which is a disregarded entity for tax purposes.

The significant components of the consolidated income tax provision are as follows:

	Year ended December 31,
	2012	2011
	(in thousands)
Income tax (benefit) expense:
Current:
Federal	$1,675	$9
State and local	457	-
Foreign	578	55
Total current	$2,710	$64
Deferred:
Federal	$(4,377)	$-
State and local	(579)	-
Foreign	(678)	(12)
Total deferred	$(5,634)	$(12)
Income tax (benefit) expense:	$(2,924)	$52

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2012	2011
Federal income tax statutory rate	34.0%	34.0%
State and local income taxes, net of federal benefit	5.4	3.2
Change in valuation allowance	(76.5)	(44.9)
Tax credits	(2.6)	14.2
Stock-based compensation	1.5	(8.1)
Other permanent differences	0.7	(2.7)
Effect of non-U.S. operations, net	(0.2)	2.0
Changes in tax rates	-	(0.8)
Other	(0.1)	(0.6)
Income tax expense (benefit)	(37.8)%	(3.7)%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred Tax Assets (Liabilities)
Net operating loss and tax credit carryforwards	$2,330	$4,652
Deferred revenue	2,936	1,061
Stock-based compensation	519	334
Accruals and reserves	399	116
Net fixed assets	(744)	(347)
	5,440	5,816
Valuation allowance	-	(5,787)
Net Deferred Tax Assets	$5,440	$29

At December 31, 2012, the Company had net operating loss carryforwards of U.S. income taxes of $6.0 million which expire from 2027 through 2029. At December 31, 2012, the Company also has a foreign tax credit carryforward of $20 thousand available to offset future income tax expense, which expires in 2017.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During the second quarter of 2012, the Company completed a Section 382 study and determined that, due to changes in stock ownership in prior years, certain of its net operating loss carryforwards would be limited. This limitation resulted in $5.3 million of net operating loss carryforwards being available to offset taxable income in 2012. Beginning in 2013, the Company’s annual net operating loss carryforward is subject to a limitation of approximately $350 thousand to offset expected taxable income until expiration of the carryforwards. Based on this limitation, the Company expects that approximately $4.9 million of its total net operating loss carryforwards will expire unutilized in 2029. A full valuation allowance had previously been provided on the related deferred tax asset, and therefore the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

The amounts recorded as net deferred tax assets represent the amount of tax benefits of existing deductible temporary differences and loss carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance of $5.8 million against all of its U.S. and U.K. net deferred tax assets at December 31, 2011. In the third quarter of 2012, management determined that the Company was no longer in a cumulative loss position, and it was more likely than not that the Company’s net deferred tax assets would be realized through future taxable income. Accordingly, the Company released the valuation allowance previously provided of $5.8 million.

The total amount of unrecognized tax benefits at December 31, 2012 was $175 thousand. Prior to 2012, the Company had no material unrecognized tax benefits.

Reconciliation of Unrecognized Tax Benefits:

	December 31,
	2012	2011
	(in thousands)
Beginning balance	$-	$-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Additions for tax positions of current year	175	-
Reductions for tax positions of current year	-	-
Reductions due to settlements	-	-
Reductions due to lapse of statute of limitations	-	-
Ending balance	$175	$-

We have established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information becomes available, or a change in circumstance or an event occurs necessitating a change to the liability. Given the inherent complexities of the business and that we are subject to taxation in a substantial number of jurisdictions, we routinely assess the likelihood of additional assessment in each of the taxing jurisdictions.

The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $175 thousand at December 31, 2012. There were no unrecognized tax benefits at December 31, 2011. During the next twelve months, we anticipate no reduction to this liability due to the lapsing of statutes of limitations.

The Company classifies interest and penalties on uncertain tax positions in income tax expense. There was no interest or penalties on uncertain tax positions in 2012 and 2011, and there was no accrued interest or penalties at December 31, 2012 and 2011.

As of December 31, 2012 and 2011, the undistributed earnings in our international subsidiaries were $463 thousand and $187 thousand, respectively. Undistributed earnings of the Company’s foreign operations are intended to remain permanently invested, and accordingly, no U.S. income taxes have been provided on these earnings. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts. Because the time and manner of repatriation is uncertain, we cannot reasonably estimate the amount of the deferred income tax liability relating to unrepatriated earnings at this time.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s U.S. federal and state income tax returns for the tax years 2010 and forward are open for examination by the taxing jurisdictions. The Company’s foreign income tax returns are open for examination by the local taxing jurisdictions for the following years: New Zealand – 2009 and forward; U.K. – 2010 and forward; Australia – 2012.

13)          Redeemable Preferred Stock – On March 11, 2009, the Company issued 30 million shares of Series A Preferred Stock for $0.10 per share in a private offering, providing aggregate gross proceeds of $3 million. Expenses relating to the share issuance were $139 thousand. The principal terms of the Preferred Shares are as follows:

Dividend rights – The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, and other factors). The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company’s option) be paid either in cash or in kind by the issuance of additional Preferred Shares (PIK Shares), to be issued at the same issue price as the Series A Preferred Stock of $0.10 per share. The 11% annual dividend on the Preferred Shares will have preference over the declaration or payment of any dividends on the Company’s common stock. In addition to the 11% preferred dividend, the holders of the Preferred Shares are also entitled to participate pro rata in any dividend paid on the Company’s common stock.

Conversion rights – The Preferred Shares are convertible at any time at the option of the holders into the Company’s common stock on a one-for-one basis. In addition, Preferred Shares will automatically be converted into common stock upon the closing of an underwritten share offering by the Company on a registered stock exchange which realizes at least $40 million of gross proceeds.

Redemption rights – The holders of the Preferred Shares have the option to require the Preferred Shares (including any PIK shares) to be redeemed in cash, at $0.10 per share plus accrued and unpaid dividends, at any time after 60 months from the date of issue of the Preferred Shares. Any redeemed amounts will be paid in four equal quarterly installments commencing 60 days after the redemption request.

Anti-Dilution Provision – In the event of a future offering of the Company’s stock at a price per common share which is less than the Preferred Share conversion rate immediately before such offering, the conversion price for the Preferred Shares is adjusted according to a weighted average formula.

Liquidation entitlement – In the event of any voluntary or involuntary liquidation of the Company, the holders of Preferred Shares are entitled to an amount per Preferred Share equal to 1.5 times the original issue price of $0.10 plus any accrued but unpaid dividends.

Voting rights – Preferred Shares have equal voting rights (one vote per share) to common stock, except that Preferred Shares do not vote in the general election of directors.

Other provisions – For as long as not less than 15 million Preferred Shares are outstanding, the holders of the Preferred Shares have the right between them to appoint one director, and the Company may not take action relating to certain major transactions without obtaining the consent of not less than 60% of the Preferred Shares or without obtaining the approval of the director appointed by the holder of the Preferred Shares (for matters requiring Board of Directors approval).

Accounting for Preferred Shares – If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments. The Company has evaluated the redemption, conversion and contingent conversion features of the Preferred Shares and determined that the embedded conversion option is not required to be bifurcated. Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded. However, if the Company were to pay Preferred Stock dividends by issuing PIK shares, the issuance of such PIK shares would result in a beneficial conversion feature if the fair value of the Company’s common stock at the dividend declaration date exceeds the per share conversion price of the Preferred Shares. The Company has classified the Preferred Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. As noted above, the holders of the Preferred Shares may demand redemption any time after 60 months from the date of issue. The carrying value of the securities, which were initially recorded at their face value net of issuance costs, is increased to the redemption value over the period from the date of issuance to the earliest date of redemption.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

The carrying value of the Preferred Shares at December 31, 2012 and December 31, 2011 is as follows:

	December 31,
	2012	2011
	(in thousands)
Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)
	2,861	2,861
Issuance of PIK shares	267	267
Cumulative amortization of offering costs	105	77
Balance at December 31, 2012	$3,233	$3,205

14)	Stockholders’ equity

In 2012 and 2011, the aggregate shares of common stock issued to employees upon the exercise of stock options were 1.8 million and 118 thousand, respectively. In 2012, the Company adopted a Stock Purchase Plan, under which employees and directors could purchase shares of common stock of the Company. The number of shares purchased under this plan in 2012 was 9,964. The Company has reserved 43.6 million shares to be issued upon conversion of its Series A Preferred Stock, outstanding stock options and shares available for future issuance under its existing Stock Option and Incentive Plans.

Spring Street Partners, L.P., a holder of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 1, 2013 of $240 thousand. This was recorded as a capital contribution in 2013 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the chairman of the board of directors of the Company.

Spring Street Partners, L.P. waived its right to the preferred stock dividend payable on January 1, 2012 of $240 thousand. This was recorded as a capital contribution in 2012 when waived. In January 2011, Spring Street Partners, L.P., waived its right to $200 thousand of the preferred stock dividend due on January 1, 2011. The Company recorded this waiver as a capital contribution in the first quarter of 2011 when waived.

In October 2011, the Company purchased 225 thousand shares of its stock from a shareholder for NZD1.45 (US$1.11) per share, which was the market price at date of purchase. The shares were subsequently cancelled.

15)	Stock option and incentive plans

In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (“the 2007 Plan”) authorizing the issuance of up to 10 million shares of the Company’s common stock as awards to selected employees, directors and consultants of the Company and its affiliates, in the form of incentive stock options, non-qualified stock options, and stock awards. In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (“the 2010 Plan”) authorizing the issuance of up to 5 million shares of the Company’s common stock to employees, directors and consultants of the Company and its affiliates, as incentive stock options and non-qualified stock options. The 2010 Plan was amended in April 2012 to authorize the issuance of an additional 2.5 million shares. After receiving a recommendation from the Remunerations and Nominations Committee, the Company's Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, and any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the 2007 and 2010 Plans.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

As discussed further in Note 20, in December of 2012 the Company’s Board of Directors authorized a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine that they were in accordance with the relevant incentive plans. The Special Committee found that three option awards – one under the 2007 Plan, and two under the 2010 Plan – exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the chief executive officer exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the chief executive officer exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another officer exceeded the cap in the 2010 Plan by 250 thousand shares.

It is the Company’s intention that the option awards that exceeded the caps will be cancelled and appropriate alternative compensation packages will be developed for the affected employees. These awards were determined to be reasonable compensation at the time, and were an important incentive component of the employees' compensation packages (see Note 20 – Subsequent Events).

The information below includes the stock options, as discussed above, which the Company intends to cancel, because they are outstanding at December 31, 2012.

Stock Option Awards – In 2009, the Board of Directors awarded 4.6 million stock options to officers and employees, and an additional 100 thousand options to two former outside directors of the Company at exercise prices ranging from $0.14 - $0.16 per share. In 2010, the Company granted 800 thousand options to outside consultants at an exercise price of $0.45 per share, under the 2010 Plan. In January 2011, the Company granted 750 thousand stock options to one of its executive officers at an exercise price of $0.46 per share, with graded vesting over three years, and in June 2011, the Company granted 3 million stock options to its Chief Executive Officer, with graded vesting over seven years. In 2012, the Company granted 1.4 million stock options to five of its executive officers, with cliff vesting after three years.

The exercise price of each option is the market price of the Company’s stock for the last sale prior to the grant date, converted to U.S. dollars using the exchange rate in effect on the grant date. The options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested options must be exercised generally within three months, or upon death or disability, in which cases the vested options must be exercised within twelve months, but in all cases the exercise date may not exceed the expiration date.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The resulting fair value is recorded as share-based compensation expense on either a straight line or a graded basis depending on the vesting terms, over the option vesting period, ranging from six months to seven years. The fair value of the options granted to former directors, in the amount of $14 thousand was charged to expense as of the grant date. The fair value of options granted to nonemployees is initially measured at grant date and remeasured each quarter until the vesting date, which is the measurement date for share-based compensation issued to nonemployees.

The weighted average fair value per share for options granted during 2012 and 2011 was $1.51 and $0.72, respectively. The fair values were estimated using the following range of assumptions:

Year Ended December 31,
	2012	2011
Expected volatility (1)	54.13 – 58.75%	156.67 – 167.79%
Expected term (2)	6.50 years	6.00 – 7.25 years
Risk-free interest rate (3)	0.94 – 1.60%	1.93 – 2.19%
Dividend yield	-	-

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

(1)	The expected volatility was determined using historical volatility data for comparable companies.
(2)	The expected term of the options has been estimated using the simplified method which calculates the average of the vesting period and the contractual term of the options, because the Company’s limited historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term.
(3)	The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

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

A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
	(in thousands)
Outstanding at January 1, 2012	8,822	$0.43	8.43 years
Granted	1,375	2.77
Exercised	(1,849)	0.29
Forfeited	(30)	0.16
Outstanding at December 31, 2012	8,318	0.85	7.82 years
Exercisable at December 31, 2012	3,443	0.16	6.59 years
Options expected to vest	8,318	0.85	7.82 years

During the years ended December 31, 2012 and 2011, the Company recognized share-based compensation expense related to stock options of $1.4 million and $0.9 million, respectively, which is included in general and administrative expenses in the statements of operations. The total income tax benefit recognized in the income statement for share-based compensation costs was $351 thousand and $0 for 2012 and 2011, respectively. At December 31, 2012 there was $3.1 million of unrecognized share-based compensation expense. The weighted average period for this cost to be recognized is 1.6 years. As discussed above and in Note 20, stock compensation expense in future periods will increase due to the alternative compensation packages put in place or to be put in place for the two affected executives.

The aggregate intrinsic value of the stock options exercisable at December 31, 2012 and 2011 was $15.0 million and $5.2 million, respectively. The aggregate intrinsic value of options exercised during 2012 and 2011 was $5.7 million and $114 thousand, respectively. The aggregate intrinsic value of options expected to vest at December 31, 2012 was $30.6 million. This includes options issued in excess of plan limits discussed above, until such time as alternative compensation is determined.

For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation is recognized. Any corporate income tax benefit realized upon exercise of a stock option award in excess of that previously recognized in earnings (referred to as an excess tax benefit) is presented in the consolidated statements of cash flows as a financing cash flow. Realized excess tax benefits are credited to additional paid-in-capital in the consolidated balance sheet and statement of changes in stockholders’ equity. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

The Company sponsors a defined contribution 401(k) plan, which covers all U.S. employees. The Company’s matching contribution to the plan was $219 thousand in 2012. The Company did not offer an employer match in 2011.

In 2012, the Company adopted a non-compensatory stock purchase plan to facilitate the purchase of the Company’s common stock by employees and directors, at a purchase price equal to the average market value over the five trading days preceding the purchase date. The maximum aggregate dollar amount of shares which can be purchased under the plan in any quarter may not exceed $0.5 million. During 2012, employees and directors purchased 9,964 shares under the plan.

16)	Commitments

Operating leases – The Company has non-cancelable operating lease agreements for office space in New York City and New Jersey in the United States; Christchurch, New Zealand; London, England; and Sydney, Australia; which expire at various dates through 2018. Rent expense for leases with rent escalations is recognized on a straight-line basis over the term of the lease. Rent expense under operating leases for the years ended December 31, 2012 and 2011 was $0.7 million and $0.4 million, respectively.

The lease agreements require security deposits in the amount of $225 thousand at December 31, 2012, which is recorded in the balance sheet as restricted cash.

Future minimum lease payments for leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2012 are as follows:

Year ending December 31,	(in thousands)
2013	$723
2014	727
2015	654
2016	621
2017	515
2018	75
$3,315

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

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Employment contracts – In 2011, the Company entered into a three year employment contract with its Chief Executive Officer which calls for base compensation of $510 thousand per annum with a minimum 15% increase each year for the term of the contract. The contract states that if the officer were to be terminated for a reason other than cause, the officer shall be paid one year of his then current base salary.

17)	Contingencies

As discussed in Note 3 and Note 15, in December 2012 the Board of Directors of the Company appointed a Special Committee of independent directors to examine Diligent's past stock issuances and stock option grants and found that certain option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. It is the intention of the Company that the options will be cancelled in 2013 and the Special Committee is working to develop appropriate alternative compensation packages for the two affected employees (see Note 20 – Subsequent Events).

As part of its work, the Special Committee also reviewed the Company's compliance with applicable regulations and has identified a number of instances where it appears that Diligent was not, or may not have been, in compliance with its regulatory obligations. The Special Committee has recommended, and the Board fully endorses, that the Company work with its regulators to resolve these issues. It is of course possible that fines or penalties for non-compliance could be imposed. The Company believes it is probable it will be assessed fines and remediation costs from the NZX, and has recorded a reserve for this contingency, which is included in Special Committee Expenses on the Consolidated Statements of Operations.

18)	Risks and uncertainties

Interest rate risk - Interest rate risk is the risk that market interest rates will change and impact the Company’s financial results by affecting the rate of interest charged or received by the Company. It is not expected that changes in interest rates will materially affect the Company’s results of operations.

Currency rate risk - The Company is subject to currency rate risk primarily from export sales to Canada, Europe, Australia, Singapore and New Zealand, and from cash balances maintained in foreign currencies. Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

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

Concentrations of credit and other risks - Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable, money market funds, time deposits and a term deposit.

The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2012 and 2011. No single customer generated more than 10% of revenue in 2012 or 2011.

Our (1) money market funds and time deposits which are classified as cash and cash equivalents and (2) our term deposit, are maintained with high credit quality banking institutions in the United States, New Zealand and Great Britain. At times the cash balances may be in excess of the insurance limits at a particular bank.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

19)	Quarterly data (Unaudited)

As discussed in Note 2, the Company has restated its results of operations for the years ended December 31, 2012 and 2011. This restatement necessitates the restatement of quarterly data included in the Company’s previously filed quarterly reports on Form 10-Q for the first three quarters of 2012 and 2011. The restatements for each of the quarters below are due to a correction in the timing of the recognition of revenue and related commission expense, state sales tax expense, and certain other adjustments, as well as the related tax effects of these adjustments and corrections to the Company’s income tax provisions (see Note 2 for further discussion of the restatement adjustments).

Consolidated Statement of Operations	As
(in thousands, except per share amounts)	Previously		As
Three Months Ended September 30, 2012 (unaudited)	Reported	Adjustments	Restated

Revenues	$11,830	$(999)	$10,831
Cost of revenues (excluding depreciation and amortization)	2,648	(172)	2,476
Gross profit	9,182	(827)	8,355

Operating expenses:
Selling and marketing expenses	2,276	48	2,324
General and administrative expenses	2,045	117	2,162
Research and development expenses	576	-	576
Depreciation and amortization	337	(3)	334
Total operating expenses	5,234	162	5,396
Operating income	3,948	(989)	2,959

Other income, net:
Interest income, net	26	(4)	22
Foreign exchange transaction gain	39	-	39
Total other income	65	(4)	61
Income before provision for income taxes	4,013	(993)	3,020
Income tax expense (benefit)	1,110	(5,172)	(4,062)
Net income	$2,903	$4,179	$7,082

Accrued preferred stock dividends	(89)	$-	(89)
Net income attributable to common stockholders	$2,814	$4,179	$6,993

Earnings per share:
Basic	$0.03	$0.03	$0.06
Diluted	$0.02	$0.04	$0.06

Weighted average shares outstanding:
Basic	82,068	32,667	114,735
Diluted	119,977	(4)	119,973

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Consolidated Statement of Operations	As
(in thousands, except per share amounts)	Previously		As
Three Months Ended June 30, 2012 (unaudited)	Reported	Adjustments	Restated

Revenues	$10,118	$(1,253)	$8,865
Cost of revenues (excluding depreciation and amortization)	2,428	(90)	2,338
Gross profit	7,690	(1,163)	6,527

Operating expenses:
Selling and marketing expenses	2,079	(27)	2,052
General and administrative expenses	2,606	118	2,724
Research and development expenses	579	-	579
Depreciation and amortization	268	(4)	264
Total operating expenses	5,532	87	5,619
Operating income	2,158	(1,250)	908

Other income, net:
Interest income, net	52	(5)	47
Foreign exchange transaction loss	(20)	-	(20)
Total other income	32	(5)	27
Income before provision for income taxes	2,190	(1,255)	935
Income tax expense	732	(506)	226
Net income	$1,458	$(749)	$709

Accrued preferred stock dividends	(89)	$-	(89)
Net income attributable to common stockholders	$1,369	$(749)	$620

Earnings per share:
Basic	$0.02	$(0.01)	$0.01
Diluted	$0.01	$-	$0.01

Weighted average shares outstanding:
Basic	81,880	32,667	114,547
Diluted	118,993	1,094	120,087

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Consolidated Statement of Operations	As
(in thousands, except per share amounts)	Previously		As
Three Months Ended March 31, 2012 (unaudited)	Reported	Adjustments	Restated

Revenues	$8,214	$(1,133)	$7,081
Cost of revenues (excluding depreciation and amortization)	2,165	(157)	2,008
Gross profit	6,049	(976)	5,073

Operating expenses:
Selling and marketing expenses	1,939	3	1,942
General and administrative expenses	1,509	168	1,677
Research and development expenses	474	-	474
Depreciation and amortization	228	(4)	224
Total operating expenses	4,150	167	4,317
Operating income	1,899	(1,143)	756

Other income, net:
Interest income, net	48	(6)	42
Foreign exchange transaction gain	6	-	6
Total other income	54	(6)	48
Income before provision for income taxes	1,953	(1,149)	804
Income tax expense	53	142	195
Net income	$1,900	$(1,291)	$609

Accrued preferred stock dividends	(89)	$-	(89)
Net income attributable to common stockholders	$1,811	$(1,291)	$520

Earnings per share:
Basic	$0.02	$(0.02)	$0.00
Diluted	$0.02	$(0.02)	$0.00

Weighted average shares outstanding:
Basic	81,806	32,667	114,473
Diluted	119,992	5	119,997

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Consolidated Statement of Operations	As
(in thousands, except per share amounts)	Previously		As
Three Months Ended September 30, 2011 (unaudited)	Reported	Adjustments	Restated

Revenues	$4,826	$(702)	$4,124
Cost of revenues (excluding depreciation and amortization)	1,360	(67)	1,293
Gross profit	3,466	(635)	2,831

Operating expenses:
Selling and marketing expenses	1,403	-	1,403
General and administrative expenses	1,218	66	1,284
Research and development expenses	387	-	387
Depreciation and amortization	125	25	150
Total operating expenses	3,133	91	3,224
Operating income (loss)	333	(726)	(393)

Other income, net:
Interest income, net	46	(7)	39
Foreign exchange transaction loss	(37)	(1)	(38)
Total other income, net	9	(8)	1
Income before provision for income taxes	342	734	(392)
Income tax expense	17	-	17
Net income (loss)	$325	$734	$(409)

Accrued preferred stock dividends	(89)	$-	(89)
Net income (loss) attributable to common stockholders	$236	$734	$(498)

Earnings (loss) per share:
Basic	$0.00	$-	$(0.00)
Diluted	$0.00	$-	$(0.00)

Weighted average shares outstanding:
Basic	82,018	32,667	114,685
Diluted	117,247	(2,562)	114,685

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Consolidated Statement of Operations	As
(in thousands, except per share amounts)	Previously		As
Three Months Ended June 30, 2011 (unaudited)	Reported	Adjustments	Restated

Revenues	$3,665	$(416)	$3,249
Cost of revenues (excluding depreciation and amortization)	1,141	(14)	1,127
Gross profit	2,524	(402)	2,122

Operating expenses:
Selling and marketing expenses	1,152	4	1,156
General and administrative expenses	1,124	67	1,191
Research and development expenses	371	-	371
Depreciation and amortization	124	-	124
Total operating expenses	2,771	71	2,842
Operating loss	(247)	(473)	(720)

Other income, net:
Impairment recovery on note receivable from shareholder	1,200	(1,200)	-
Interest income, net	44	-	44
Foreign exchange transaction gain	17	-	17
Total other income, net	1,261	(1,200)	61
Income before provision for income taxes	1,014	(1,673)	(659)
Income tax expense	5	-	5
Net income (loss)	$1,009	$(1,673)	$(664)

Accrued preferred stock dividends	(89)	$-	(89)
Net income (loss) attributable to common stockholders	$920	$(1,673)	$(753)

Earnings (loss) per share:
Basic	$0.01	$(0.02)	$(0.01)
Diluted	$0.01	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic	82,006	32,667	114,673
Diluted	115,791	(1,118)	114,673

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Consolidated Statement of Operations	As
(in thousands, except per share amounts)	Previously		As
Three Months Ended March 31, 2011 (unaudited)	Reported	Adjustments	Restated

Revenues	$2,976	$(326)	$2,650
Cost of revenues (excluding depreciation and amortization)	820	(22)	798
Gross profit	2,156	(304)	1,852

Operating expenses:
Selling and marketing expenses	873	2	875
General and administrative expenses	1,052	67	1,119
Research and development expenses	320	-	320
Depreciation and amortization	118	-	118
Total operating expenses	2,363	69	2,432
Operating loss	(207)	(373)	(580)

Other income, net:
Interest income, net	45	-	45
Foreign exchange transaction loss	(12)	-	(12)
Total other income, net	33	-	33
Income before provision for income taxes	(174)	(373)	(547)
Income tax expense	14	-	14
Net loss	$(188)	$(373)	$(561)

Accrued preferred stock dividends	(89)	$-	(89)
Net loss attributable to common stockholders	$(277)	$(373)	$(650)

Loss per share:
Basic	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	81,975	32,667	114,642
Diluted	81,975	32,667	114,642

20)	Subsequent events

CEO Substitute Remuneration Package.

On December 23, 2013, the Company and the Company’s chief executive officer (CEO) entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package to be provided to the Company’s CEO in substitution for certain awards that would be cancelled, as described in Note 15.

Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the “Grant Date”), the CEO’s fully vested option to purchase 2.4 million shares of the Company’s common stock for an exercise price of U.S. $0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

•	An option to purchase 1.6 million shares of common stock having an exercise price of U.S. $2.79, which was the Company’s closing price per share expressed in U.S. dollars on the last trading day on the NZSX immediately prior to the Grant Date (the “Exercise Price”) of December 23, 2013. The option vested on December 31, 2013, and will have a term of ten years from the Grant Date.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

•	A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The CEO’s right to receive such cash award is contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. Any cash award, once earned, will be paid in three equal annual installments in 2014, 2015 and 2016, or, if earlier, upon a change in control of the Company or the CEO’s separation from service. Any payment due on any installment date will be proportionally reduced if the sum of the Company’s stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

In addition, the CEO held an option to purchase 3 million shares of the Company’s common stock for an exercise price of U.S. $0.82 per share, which remains subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

•	Performance share units for 2.25 million shares of common stock contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. For purposes of clarification, performance share units in this context are units of common stock issued to the CEO upon satisfaction of the performance criteria outlined herein. Once earned, the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, upon a change in control of the Company or the CEO’s separation from service.

•	Performance share units for up to 250 thousand shares of common stock contingent on the Company achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return (“TSR”) growth in four one-year measurement periods beginning April 1, 2013. TSR growth will be measured based on the Company’s stock price performance during the 20 trading days prior to the relevant measurement date. Performance share units for 62.5 thousand shares of common stock will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the CEO’s separation from service.

The vesting of the options, performance cash award and performance stock units described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or if the CEO is terminated without cause or resigns for good reason.

The Company expects to record compensation expense of $2.9 million in the second half of 2013 relating to the replacement award. The replacement award is expected to result in compensation cost of $3.1 million in 2014, $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

NZSX Listing Rules Settlement.

On September 6, 2013 New Zealand Daylight Time, the Company issued an announcement relating to the approval by the NZ Markets Disciplinary Tribunal of a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of $15 thousand as a penalty to the NZX Discipline Fund and $4 thousand towards the costs of NZXR.

Diligent Board Member Services, Inc.

Notes to Consolidated Financial Statements

Audit Committee Investigation

On July 2, 2013, the Audit Committee of the Board of Directors engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company’s financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it has been determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under US GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee investigation resulted in no finding of intentional misconduct or fraud.

ITEM 9A. CONTROLS AND PROCEDURES

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. This management report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to “emerging growth companies” that permit us to provide only management’s report in this Form 10-K/A.

BACKGROUND

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

Despite the fact that the instances of non-compliance were inadvertent, several findings of the Special Committee indicated that the internal control environment at the Company requires improvement. These findings were considered in our assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2012 in connection with our Original Filing and our re-assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2012 in connection with this Form 10-K/A filing. The relevant findings of the Special Committee included that:

•	The Company experienced a period of rapid growth and quickly found itself in a complex regulatory regime that requires the Company to comply with U.S. law, New Zealand law and both U.S. and New Zealand regulatory requirements, and the Company’s internal and external processes did not keep up with that complex regulatory environment.
•	The Company’s senior management charged with compliance were not well-versed in the complexities of the legal and regulatory regimes applicable to the Company.
•	The Company did not correctly interpret the plan provisions relating to the relevant stock option grants, and adequate advice of outside advisors was not regularly sought as a general matter.
•	The Company did not maintain robust compliance procedures or review of regulatory effectiveness or compliance practices, and the role of senior management in compliance was not clearly defined or regularly evaluated.

As described in further detail below, the Company intends to take appropriate steps to make the necessary improvements to remediate the identified deficiencies, and has implemented a number of remedial actions as of the time of this Form 10-K/A filing.

Revenue Recognition Review and Restatement of Certain Historical Financial Statements

On June 20, 2013, New Zealand time, we announced that senior management had identified and communicated to the Audit Committee of the Board of Directors an error in a revenue recognition practice affecting certain customer agreements. The Company, with the assistance of its new Chief Financial Officer and in consultation with its independent accounting firm, engaged in an analysis of its revenue recognition practices under its customer agreements to determine whether they were in accordance with GAAP and applicable accounting guidance. The Company also assessed the materiality of the identified errors to make a conclusion as to whether they were material for the purpose of requiring a restatement of the Company’s historical financial statements for any fiscal period. On August 5, 2013 in the U.S., we announced that our historical financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and the interim financial statements for the fiscal quarter ended March 31, 2013, should no longer be relied upon as a result of errors in revenue recognition identified in our review. In addition, on January 28, 2014 in the U.S., we determined that due to an additional error in our historical financial statements relating to the accounting treatment of a note receivable from our predecessor entity, our historical financial statements previously filed with the SEC for the fiscal years ended December 31, 2009, 2008 and 2007, including interim periods within such fiscal years, should no longer be relied upon.

In connection with our restatement process, management re-assessed the effectiveness of our internal control over financial reporting and determined that our financial reporting control environment was ineffective as of December 31, 2012. We lacked a sufficient compliment of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In particular, there were material weaknesses in our control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. As a result of these material weaknesses, the following accounting errors occurred, which led to our determination that our financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 should no longer be relied upon:

•	The Company did not properly apply applicable accounting guidance related to revenue recognition in respect of installment fees. Specifically, beginning in 2009, as a result of a comment received in a prior review of the Company’s filings by the SEC, the Company began to recognize installation fee revenue over the 12-month contract term after considering SAB Topic 13.A.3.F. The Company failed to periodically re-evaluate whether it should amortize the installation fee revenue over the expected life of the customer relationship in subsequent years, as indicated by footnote 39 of SAB Topic 13.A.3.F, as its business matured.

•	The Company did not maintain sufficient procedures and controls to ensure that all elements required for the recognition of revenue in accordance with SAB Topic 13 were timely identified and measured. In accordance with SAB Topic 13, recognition of revenue relating to subscription fees for our Diligent Boardbooks service should not commence until the date the service is made available to the customer, as determined by the date the customer has full access to the product. Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls.

Audit Committee Investigation

On July 2, 2013 the Audit Committee engaged outside counsel to investigate the accounting errors that gave rise to the need to restate the Company’s financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under U.S. GAAP (assuming all other criteria for revenue recognition were met at such time). The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee investigation resulted in no finding of intentional misconduct or fraud.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (AS REVISED)

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Original Filing, the Company completed an evaluation, as of December 31, 2012, under the supervision of and with participation from the Company’s management, including the Chief Executive Officer and former Chief Financial Officer, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon the evaluation, the Company’s Chief Executive Officer and former Chief Financial Officer concluded that, because of the material weaknesses in its internal control over financial reporting identified in connection with the Special Committee process and the Company’s failure to file certain Current Reports on Form 8-K required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

In connection with the preparation of this Form 10-K/A, the Company re-evaluated, as of December 31, 2012, under the supervision of and with participation from the Company’s management, including the Chief Executive Officer and our new Chief Financial Officer, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon such re-evaluation, the Company’s Chief Executive Officer and our new Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting identified in connection with the Special Committee process and, the revenue recognition review and restatement, and the Company’s failure to file certain Current Reports on Form 8-K required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS REVISED)

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

In connection with the Original Filing, management, with the participation of our Chief Executive Officer and our former Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management completed its assessment using the criteria set forth in “Internal Control—Integrated Framework (1992)” by COSO, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment. The COSO framework summarizes each of the components of a company’s internal control system, including (1) the control environment, (2) risk assessment, (3) control activities, (4) information and communication, and (5) monitoring. Management, taking into consideration the Special Committee’s findings, concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to the following:

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

In connection with the filing of this Form 10-K/A, management, with the participation of our Chief Executive Officer and our new Chief Financial Officer, re-assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012, due to the material weaknesses discussed above and the additional material weaknesses identified through the Company’s revenue recognition review as set forth below:

•	Control Environment. The Company did not maintain sufficient levels of qualified personnel in its executive, accounting, finance and tax functions and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In addition, the Company did not provide adequate oversight of the accounting and financial reporting activities. In particular, the Company did not properly account for the note receivable from our predecessor entity and shareholder nor properly calculate earnings per share. Additionally, the Company did not maintain sufficient documentation surrounding the Company’s adherence to its accounting policies and procedures, maintenance of records that would be sufficient to support the manner in which the Company recorded transactions, and the communication and application of proper accounting policies and procedures.

•	Ineffective Control Activities Relating to Use of Spreadsheets. Our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. Among other areas, spreadsheets are utilized in determining the Company's revenue recognition from customer agreements, consolidated income tax provision, and preparing the Company's period-end consolidation. We have determined that there were insufficient change management or access controls in place, or such processes lacked formal documentation, to prevent unauthorized modification of the data or formulas within these spreadsheets, and no review or approval to detect unauthorized changes or errors.

•	Design and Maintenance of Controls Surrounding Revenue Recognition. The Company did not design, establish and maintain effective controls over revenue recognition. The inadequate levels of knowledge among Company personnel resulted in a failure to correctly apply accounting guidance relating to revenue recognition, including SAB Topic 13.A.3.F. relating to installation fees. The Company’s procedures and controls were not adequately designed to ensure that all elements required for the recognition of revenue in accordance with SAB Topic 13 were timely identified and measured to ensure that revenue was recorded correctly within the appropriate period.

•	Design and Maintenance of Controls Surrounding Taxes. The Company did not design, establish and maintain effective controls over accounting for income taxes. The inadequate levels of knowledge among Company personnel resulted in a failure to correctly apply accounting guidance relating to the tax provision and deferred and current taxes. Additionally, the company failed to collect and remit state sales tax in certain states where such taxes applied.

•	Information and Communication. The Company did not maintain sufficient written revenue recognition policies in accordance with GAAP, proper policies were not clearly communicated to or understood by all sales and legal personnel responsible for the contracting process, and contract procedures were not well-documented in order to ensure that contracts were recorded in the appropriate fiscal quarter.

Due to the aforementioned material weaknesses in internal control over financial reporting, management performed additional analysis and implemented mitigating controls and procedures in connection with preparing the restated financial statements for the periods covered by this Form 10-K/A. Notwithstanding the material weaknesses described above, the Company and its management have concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

REMEDIATION PLAN

We intend to take appropriate steps to make the necessary improvements to remediate the deficiencies identified in connection with the Special Committee process and the Company’s revenue recognition review and restatement process, and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

The Company is committed to improving its overall control environment and financial reporting processes. As part of this commitment, the Company is implementing or has implemented the following remedial and other actions relating to the improvement of our internal controls and governance:

Control Environment and Compliance

•	The Company will reinforce as a “tone at the top” that an effective control environment is a core value of the Company. The Company is committed to improving internal communications regarding its policies and procedures, and the dissemination of information among the various functional areas that are key to the Company’s compliance activities and the accurate and timely preparation of periodic reports.

•	The Board of Directors has completed a self-evaluation and reviewed its composition including whether there needs to be changes to the Board and its committees and roles of directors taking into account the skill sets necessary for the Company after taking appropriate external advice. The Board has added two new independent directors as Audit Committee members with the requisite experience to qualify as audit committee financial experts pursuant to the applicable rules of the SEC. The Board of Directors and its Committees will implement annual self-evaluations on a going-forward basis.

•	The Company will include at every Board of Directors meeting (other than meetings on an ad hoc basis or dealing with special items) reporting on compliance as a standard agenda item.

•	The Board of Directors has tasked the Audit and Risk Committee to take additional express responsibilities for regulatory compliance and internal controls and procedures, as reflected in the Company’s new Audit Committee Charter, and has appointed an independent director to serve as the Board’s point person on compliance issues.

•	The Company hired a new Chief Financial Officer in May 2013 and a new Controller in September 2013. Our new Chief Financial Officer and Controller have significant experience in revenue recognition with an emphasis in the software and SaaS industries and public reporting experience.

•	The Company has hired a new Assistant Controller in April 2014 and intends to engage a nationally-known firm to assist in the accounting and disclosure related to income taxes.

•	The Company hired a new General Counsel in June 2013, with sufficient experience in public company compliance and the technology, software and SaaS industries, and his role includes an appropriate responsibility for and focus on compliance. The General Counsel regularly reports to the Company’s lead director on the design, maintenance and performance of the Company’s compliance policies and activities.

•	The Company and the Board of Directors will include in regular evaluations of the Chief Executive Officer, Chief Financial Officer and General Counsel a review of their performance and attention to governance, compliance and risk mitigation.

•	The Company has adopted a whistleblower policy and hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting or other matters regarding compliance. The Company has also updated its securities trading policy, adopted a corporate communications policy and updated its Board Committee charters. In addition, we intend to introduce mandatory compliance training for employees and consultants who are involved in the process of preparing, submitting or generating data for reports that are submitted to regulators. The Company is continuing to review improved procedures and training programs that ensure regulatory compliance and a strong control environment.

Controls over Stock Option Grants and Stock Issuances

•	The Company will take steps to ensure that all shares issued under its stock option and incentive plans are registered with all applicable regulatory authorities and are issued in compliance with all applicable laws. The Company has prepared Form S-8 Registration Statements to register shares underlying unexercised options under the Company’s 2007 Plan and 2010 Plan, and awards under the Company’s 2013 Plan, which Form S-8 will be filed with the SEC shortly after becoming current in the Company’s periodic reporting requirements.

•	The Company obtained a validation order from the High Court of New Zealand in connection with the shares issued to New Zealand residents under the 2007 Plan and the 2010 Plan.

•	The Company has assisted its officers and directors in filing outstanding filings in respect of past issuances of stock and options with the appropriate U.S. and New Zealand regulatory agencies.

•	Under the supervision of the Compensation Committee, the Company will adopt robust written controls governing the grant of stock options and other awards, designed to ensure compliance with the Company’s plans and applicable laws.

Controls over Revenue Recognition and Financial Reporting

•	In addition to its new Chief Financial Officer and Controller, the Company will hire a contracts/AR manager with responsibility for overseeing proper accounting and billing of contracts.

•	The Company will implement an internal audit function reporting to the Audit Committee, to provide additional evaluation of the Company’s internal controls processes and procedures on an ongoing basis.

•	The Company will retain an outside consulting firm to evaluate, at regular intervals, the Company’s internal controls and procedures, and the Audit and Risk Committee will ask the independent auditors of the Company to comment on the Company’s internal controls and procedures on a regular basis.

•	The Company will implement, maintain and monitor its compliance with written revenue recognition policies in accordance with GAAP, which will be regularly communicated to all accounting, sales and legal personnel.

•	The Company will implement, maintain and monitor its compliance with written policies governing the contracting process, including the signing and dating of contracts and the retention of all necessary contract documents to support the recognition of revenue in the appropriate fiscal periods.

•	The Company will implement regular training on its new contract and revenue recognition procedures in accordance with GAAP for its accounting, sales and legal personnel.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses in our internal control over financial reporting discussed above were identified after the fourth quarter of fiscal 2012, and we have begun remediating those control deficiencies, as discussed above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1)	Financial Statements: The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

2)	Financial Statement Schedules: Schedule - II Valuation and Qualified Accounts

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

3)	Exhibits: The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment No. 2 are filed with, or incorporated by reference in, this report.

DILIGENT BOARD MEMBER SERVICES, INC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Deferred tax valuation allowance for the period ended:

December 31, 2012	$5,787	$(5,787)	$-	$-

December 31, 2011	$5,124	$663	$-	$5,787

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 7, 2014	DILIGENT BOARD MEMBER SERVICES, INC.

	By:	/s/ Carl Blandino
Carl Blandino, Chief Financial Officer (Principal Financial Officer )

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alessandro Sodi, Carl D. Blandino and Thomas N. Tartaro, and each of them, as his true and lawful attorney-in-fact and agent, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all Annual Reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them or their, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ Alessandro Sodi	Chief Executive Officer, President, Director	April 7, 2014
Alessandro Sodi	(Principal Executive Officer)

/s/ Carl Blandino	Chief Financial Officer (Principal	April 7, 2014
Carl Blandino	Financial Officer and Principal Accounting Officer)

/s/ David Liptak		April 7, 2014
David Liptak	Director and Chairman

/s/ Joseph D. Carrabino, Jr.	Director	April 7, 2014
Joseph D. Carrabino, Jr

/s/A. Laurence Jones	Director	April 7, 2014
A. Laurence Jones

/s/ Greg Petersen	Director	April 7, 2014
Greg Petersen

/s/ Mark Russell	Director	April 7, 2014
Mark Russell

/s/ Mark Weldon	Director	April 7, 2014
Mark Weldon

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits

24	Power of Attorney (included on the Signatures pages of this Annual Report on Form 10-K/A)
31.1	CEO Certification pursuant to Rule 13a-14(a)
31.2	CFO Certification pursuant to Rule 13a-14(a)
32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

