Form 10-Q/A
period 2013-03-31
Diligent Board Member Services, Inc.
filed 2014-04-07
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

1385 Broadway, 19th Floor

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

EXPLANATORY NOTE

On August 5, 2013 in the U.S., Diligent Board Member Services, Inc. (“we,” “us,” “our,” “Diligent” or the “Company”) announced that our historical financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and our interim financial statements for the fiscal quarter ended March 31, 2013, would be restated due to errors discovered in our revenue recognition review, and that our financial statements previously filed with the U.S. Securities and Exchange Commission (the “SEC”) for such periods, including interim periods within such fiscal years, should no longer be relied upon. In addition, on January 28, 2014 in the U.S., we determined that due to an additional error in our historical financial statements relating to the accounting treatment of a note receivable from our predecessor entity, our historical financial statements previously filed with the SEC for the fiscal years ended December 31, 2009, 2008 and 2007, including interim periods within such fiscal years, should no longer be relied upon. The fiscal years and interim periods affected by such announcements are referred to as the “Affected Periods”. For more information regarding the restatement, refer to Note 2, “Restatement of previously issued financial statements due to correction of errors” in Part I, Item 1and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (“Form 10-Q/A” or “10-Q Amendment”) is being filed to present the restatement of previously issued condensed consolidated financial statements and financial data and to amend the previously filed management's discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this 10-Q/A. Concurrently herewith, we are filing Amendment No. 2 to our Annual Report on Form 10-K (the “10-K Amendment”) to restate our Consolidated Financial Statements for the fiscal years ended December 31, 2012 and December 31, 2011 and to present selected restated financial information for the fiscal quarters within such years.

Other than the 10-K Amendment and this 10-Q Amendment, we have not filed amendments to (i) our Quarterly Reports on Form 10-Q previously filed with the SEC for the interim periods in the Affected Periods, or (ii) our Annual Reports on Form 10-K previously filed with the SEC for the fiscal years included in the Affected Periods (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in the 10-K Amendment and this 10-Q Amendment, and not on the Affected Reports or any reports, sales update press releases, or similar communications relating to the Affected Periods, other than as set forth in the Company’s Preliminary Half Year Announcement and Half Year Report for the half year period ending June 30, 2013 and its Preliminary Full Year Announcement for the full year 2013 issued pursuant to the rules of the New Zealand Stock Exchange and filed as Exhibits 99.2 and 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014.

As disclosed in Item 9A of the 10-K Amendment, management concluded that as of December 31, 2012, our internal controls over financial reporting were not effective due to material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances. Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012. In connection with the restatement and the preparation of the 10-K Amendment, management re-evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012 and determined that our disclosure controls and procedures were ineffective as of December 31, 2012 and our internal control over financial reporting was subject to multiple material weaknesses in addition to those previously identified. We lacked a sufficient complement of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. Information relating to the identified material weaknesses in internal control over financial reporting, and related remedial measures, as well as additional information relating to the restatement, is contained in the 10-K Amendment.

We originally filed our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 with the SEC on May 10, 2013 (the “Original Filing”). This Amendment No. 1 amends and restates Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II of the Original Filing. As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as noted above, no other information included in the Original Filing is being amended by this Amendment No. 1. All of the information in this Amendment No. 1 is applicable as of the dates addressed in the Original Filing and reflect events occurring after the date of the Original Filing to modify or update disclosures affected by material subsequent events and as required to reflect the restatement described above.

In connection with the preparation of this 10-Q Amendment, management re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 and determined that our disclosure controls and procedures were not effective as of March 31, 2013.

CONTENTS

		PAGE

Forward Looking Statements		.ii

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4.	Controls and Procedures	32

PART II – Other Information

Item 1A.	Risk Factors	33
Item 6.	Exhibits	45

SIGNATURES		46

i

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature. There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q/A. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•	We have had to restate certain of our historical financial statements and as a result have not been able to timely file periodic reports with the SEC;
•	As of December 31, 2012 we identified material weaknesses in our internal controls over financial reporting and concluded that our disclosure controls were not effective; we must address the material weaknesses in our internal controls and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;
•	Our Special Committee investigation identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and US regulatory obligations;
•	We face the risk of litigation or governmental investigations or proceedings relating to the restatement or the matters covered by the Special Committee investigation;
•	Certain of our past stock issuances and stock option grants may expose us to potential contingent liabilities, including potential rescission rights;
•	We are subject to New Zealand Stock Exchange Listing Rules and compliance with securities and financial reporting laws and regulations in the US and New Zealand and face higher costs and compliance risks than a typical US public company due to the need to comply with these dual regulatory regimes;
•	Our business is highly competitive and we face the risk of declining customer renewals or upgrades;
•	If we do not successfully develop or introduce new product offerings, or enhancements to our existing Diligent Boardbooks offering, or keep pace with technological changes that impact the use of our product offerings, we may lose existing customers or fail to attract new customers; and
•	We may fail to manage our growth effectively.

These risks are described throughout this Quarterly Report on Form 10-Q/A, which you should read carefully. In particular, we refer you to Part II, Item 1A, “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q/A should be considered in the context of these risk factors. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZSX Listing Rules.

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

ii

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley, which requires the independent registered public accounting firm to attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. In addition, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require shareholder approval of executive compensation and golden parachutes.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$36,472	$33,311
Term deposit	-	103
Accounts receivable, net	1,629	1,542
Deferred commissions	2,066	2,081
Prepaid expenses and other current assets	1,322	899
Deferred tax assets	3,941	3,939
Total current assets	45,430	41,875

Property and equipment, net	5,110	3,913
Deferred tax assets	1,756	1,532
Security deposits	208	225
Other non-current assets	59	167
Total assets	$52,563	$47,712

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$933	$222
Accrued expenses and other liabilities	5,502	4,964
Income taxes payable	308	1,391
Deferred revenue	17,855	16,972
Obligations under capital leases	704	702
Total current liabilities	25,302	24,251

Non-current liabilities:
Deferred revenue, less current portion	7,648	6,964
Obligations under capital leases, less current portion	1,449	237
Deferred tax liabilities	30	31
Other non-current liabilities	250	272
Total non-current liabilities	9,377	7,504
Total liabilities	34,679	31,755
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 32,667,123 shares issued and outstanding (liquidation value $4,989,902)	3,240	3,233
Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 83,776,155 and 83,586,155 shares issued and outstanding	84	84
Additional paid-in capital	26,794	26,052
Accumulated deficit	(12,251)	(13,480)
Accumulated other comprehensive income	17	68
Total stockholders' equity	14,644	12,724
Total liabilities, redeemable preferred stock and stockholders' equity	$52,563	$47,712

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(As restated)	(As restated)

Revenues	$13,708	$7,081
Cost of revenues (excluding depreciation and amortization)	2,773	2,008
Gross profit	10,935	5,073

Operating expenses:
Selling and marketing expenses	2,279	1,942
General and administrative expenses	3,697	1,677
Research and development expenses	933	474
Depreciation and amortization	259	224
Special committee	1,632	-
Total operating expenses	8,800	4,317

Operating income	2,135	756

Other income (expense), net:
Interest income (expense), net	(8)	42
Foreign exchange transaction gain (loss)	(116)	6
Total other income (expense), net	(124)	48

Income before provision for income taxes	2,011	804
Income tax expense	782	195
Net income	$1,229	$609

Accrued preferred stock dividends	(89)	(89)
Net income attributable to common stockholders	$1,140	$520

Earnings per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average shares outstanding:
Basic	116,380	114,473
Diluted	121,692	119,992

See accompanying notes to condensed consolidated financial statements

2

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(As restated)	(As restated)
Net income	$1,229	$609
Other comprehensive income (loss):
Foreign exchange translation adjustment	(51)	46
Comprehensive income	$1,178	$655

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2013

(Unaudited)

(in thousands)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	$.001 Par Value	Capital	Deficit	Income	Equity
Balance at January 1, 2013 (As restated)	83,586	$84	$26,052	$(13,480)	$68	$12,724
Net income				1,229		1,229
Other comprehensive loss					(51)	(51)
Total comprehensive income						1,178
Capital contribution			240			240
Share-based compensation			340			340
Excess tax benefits - stock compensation			185			185
Exercise of stock options	190		74			74
Amortization of preferred stock offering costs			(8)			(8)
Accrued preferred stock dividend ($.00275 per share)			(89)			(89)
Balance at March 31, 2013 (As restated)	83,776	$84	$26,794	$(12,251)	$17	$14,644

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(As restated)	(As restated)

Cash flows from operating activities:
Net income	$1,229	$609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	224
Share-based compensation	340	222
Net deferred tax assets and liabilities	(227)	(31)
Excess tax benefits realized from share-based compensation	(185)	-
Changes in operating assets and liabilities:
Accounts receivable	(87)	330
Deferred commissions	16	(15)
Prepaid expenses and other assets	(316)	(269)
Security deposits	17	(35)
Accounts payable and accrued expenses	1,519	(767)
Income taxes payable	(899)	-
Deferred revenue	1,568	3,373
Other	15	15
Net cash provided by operating activities	3,249	3,656
Cash flows from investing activities:
Purchases of property and equipment	(149)	(354)
Proceeds from maturity of term deposit	105	-
Net cash used in investing activities	(44)	(354)
Cash flows from financing activities:
Payment of preferred stock dividend	(120)	(120)
Proceeds from exercise of stock options	74	17
Excess tax benefits realized from share-based compensation	185	-
Payments of obligations under capital leases	(92)	(28)
Payments of obligations under software licensing agreements	(36)	(36)
Net cash used in financing activities	11	(167)
Effect of exchange rates on cash and cash equivalents	(55)	46
Net increase in cash and cash equivalents	3,161	3,181
Cash and cash equivalents at beginning of period	33,311	8,931
Cash and cash equivalents at end of period	$36,472	$12,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$5
Income taxes	$1,775	$53
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$240	$240
Tender of common stock in lieu of interest payment on note receivable from shareholder	$-	$200
Property and equipment acquired under capital lease agreements	$1,306	$-

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

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty. Ltd. (“DBA”), which provide sales, marketing and customer support services in their respective regions. The Company’s Singapore subsidiary, Diligent APAC Board Services Pte. Ltd. (“APAC”) provides sales support in the Asia-Pacific region. At the end of 2012, Diligent formed a subsidiary in Hong Kong to support its Asia-Pacific sales and marketing, which has had no operations to date.

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

2)	Restatement of Condensed Consolidated Financial Statements

Subsequent to the original issuance of the condensed consolidated financial statements for the quarter ended March 31, 2013, the Company identified errors that impacted the 2013 and 2012 quarterly financial information. Each of those errors are discussed in more detail below, and tables are included illustrating the impact of those errors on the Company’s previously issued financial statements.

We have concluded that revenue recognition of our subscription fees for our Diligent Boardbooks service should commence on the date the service is made available to the customer, as determined by the date the customer has full access to the product. Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls. We have corrected recognition of revenue to prorate revenue on a daily basis starting on the date at which access is provided, which is generally later than the contract date. Additionally, we have concluded that installation fees charged for initial set-up of our product and training should be recognized ratably over the expected life of the customer relationship, which is estimated to be nine years, rather than over the initial contract period, generally one year, as had been our historical practice. The effect of correcting these two errors was to reduce previously reported revenue and increase previously reported deferred revenue by $1.4 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

The Company previously recorded sales commissions earned by account managers by recognizing them immediately in the period earned. In order to more appropriately match expenses with the related revenue and to be consistent with how the Company recognizes commissions for its sales staff, the Company has changed the method of recognizing commission expense for account management personnel, by amortizing commissions over the related contract period, generally twelve months. The effect of correcting this error decreased cost of revenues and increased deferred commissions by $99 thousand and $157 thousand for the three months ended March 31, 2013 and 2012, respectively. In addition, the Company historically netted deferred commissions against accrued expense. They are now presented as a separate line item on the condensed consolidated balance sheet as “Deferred Commissions”.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has historically not collected state sales tax on the sale of its subscription service. The Company has determined that it should have collected sales tax in certain states and may also have exposure in several other states, accordingly, the Company has recorded a provision of $183 thousand and $117.5 thousand in general and administrative costs and accrued expenses for the three months ended March 31, 2013 and 2012, respectively. The resulting cumulative provision as of March 31, 2013 related to the uncollected sales tax is $919 thousand. We intend to start collecting and remitting sales tax in certain states in 2014.

In addition, we made corrections to accrued liabilities to record expenses in the proper periods, corrected the recording of the capital contribution for the waiver of the preferred stock dividends and made other adjustments and presentation corrections discovered subsequent to the Original Filing.

The changes in the Company’s income before provision for income taxes resulting from the adjustments discussed in the above paragraphs also impacted the provision for income taxes throughout each of the periods subject to restatement. In addition, we made corrections to our provision for income taxes for each of the periods subject to the restatement to correct for errors in the calculation of our NOL limitation under Section 382 of the Internal Revenue Code, state tax apportionment factors, uncertain tax positions and other tax matters. Accordingly, throughout each of the periods subject to restatement, we have restated our income tax provision and related deferred tax assets and liabilities.

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

The restated opening balances within the accompanying condensed consolidated statement of changes in stockholders’ equity as of January 1, 2013, which present the cumulative effect of the errors noted above through January 1, 2013, are as follows:

	January 1, 2013
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Additional Paid-in-Capital	$26,259	(207)	$26,052
Accumulated deficit	$(10,656)	(2,824)	$(13,480)
Accumulated Other Comprehensive Income	$67	1	$68
Total stockholders' equity	$15,754	(3,030)	$12,724

The following is a reconciliation of the previously reported condensed consolidated statements of income, balance sheet and statement of cash flow amounts to the restated amounts.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Income	As
(in thousands, except per share amounts)	Previously		As
Three Months Ended March 31, 2013	Reported	Adjustments	Restated

Revenues	$15,133	$(1,425)	$13,708
Cost of revenues (excluding depreciation and amortization)	2,872	(99)	2,773
Gross profit	12,261	(1,326)	10,935

Operating expenses:
Selling and marketing expenses	2,187	92	2,279
General and administrative expenses	3,514	183	3,697
Research and development expenses	933	-	933
Depreciation and amortization	413	(154)	259
Special committee	1,632	-	1,632
Total operating expenses	8,679	121	8,800
Operating income	3,582	(1,447)	2,135

Other expense, net:
Interest expense, net	(5)	(3)	(8)
Foreign exchange transaction loss	(116)	-	(116)
Total other expense, net	(121)	(3)	(124)

Income before provision for income taxes	3,461	(1,450)	2,011
Income tax expense	1,422	(640)	782
Net income	$2,039	$(810)	$1,229

Accrued preferred stock dividends	(89)	-	(89)
Net income attributable to common stockholders	$1,950	$(810)	$1,140

Earnings per share:
Basic	$0.02	$(0.01)	$0.01
Diluted	$0.02	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	83,713	32,667	116,380
Diluted	122,371	(679)	121,692

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	As
	Previously		As
Condensed Consolidated Balance Sheet as of March 31, 2013	Reported	Adjustments	Restated
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,472	-	$36,472
Accounts receivable, net	3,378	(1,749)	1,629
Deferred commissions	-	2,066	2,066
Prepaid expenses and other current assets	1,270	52	1,322
Deferred tax assets	775	3,166	3,941
Total current assets	41,895	3,535	45,430

Property and equipment, net	4,811	299	5,110
Deferred tax assets	-	1,756	1,756
Intangible assets, net	181	(181)	-
Security deposits	208	-	208
Other non-current assets	59	-	59
Total assets	$47,154	$5,409	$52,563

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$933	$-	$933
Accrued expenses and other liabilities	3,087	2,415	5,502
Income taxes payable	1,127	(819)	308
Deferred revenue	17,999	(144)	17,855
Obligations under capital leases	703	1	704
Total current liabilities	23,849	1,453	25,302

Non-current liabilities:
Deferred revenue, less current portion	-	7,648	7,648
Obligations under capital leases, less current portion	1,428	21	1,449
Deferred tax liabilities	111	(81)	30
Other non-current liabilities	198	52	250
Total non-current liabilities	1,737	7,640	9,377

Total liabilities	25,586	9,093	34,679

Redeemable preferred stock:
Series A convertible redeemable preferred stock	3,240	-	3,240

Stockholders' equity:
Common Stock	84	-	84
Additional paid-in capital	26,847	(53)	26,794
Accumulated deficit	(8,617)	(3,634)	(12,251)
Accumulated other comprehensive income	14	3	17
Total stockholders' equity	18,328	(3,684)	14,644
Total liabilities, redeemable preferred stock and stockholders' equity	$47,154	$5,409	$52,563

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Cash Flows	As Previously		As
(in thousands)	Reported	Adjustments	Restated
Three Months Ended March 31, 2013

Cash flows from operating activities:
Net income	$2,039	$(810)	$1,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413	(154)	259
Share-based compensation	341	(1)	340
Net deferred tax assets and liabilities	(132)	(95)	(227)
Excess tax benefits realized from share-based compensation	(269)	84	(185)
Changes in operating assets and liabilities:
Accounts receivable	(360)	273	(87)
Deferred commissions	-	16	16
Prepaid expenses and other assets	(388)	72	(316)
Security deposits	-	17	17
Accounts payable and accrued expenses	1,183	336	1,519
Income taxes payable	-	(899)	(899)
Deferred revenue	418	1,150	1,568
Other	(80)	95	15
Net cash provided by operating activities	3,165	84	3,249
Cash flows from investing activities:
Purchases of property and equipment	(149)	-	(149)
Proceeds from maturity of term deposit	105	-	105
Net cash used in investing activities	(44)	-	(44)
Cash flows from financing activities:
Payment of preferred stock dividend	(120)	-	(120)
Proceeds from exercise of stock options	74	-	74
Excess tax benefits realized from share-based compensation	269	(84)	185
Payments of obligations under capital leases	(92)	-	(92)
Payments of obligations under software licensing agreements	(36)	-	(36)
Net cash used in financing activities	95	(84)	11
Effect of exchange rates on cash and cash equivalents	(55)	-	(55)
Net increase in cash and cash equivalents	3,161	-	3,161
Cash and cash equivalents at beginning of period	33,311	-	33,311
Cash and cash equivalents at end of period	$36,472	$-	$36,472

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$11	$-	$11
Income taxes	$1,775	$-	$1,775
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$-	$240	$240
Property and equipment acquired under capital lease agreements	$-	$1,306	$1,306

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Income	As
(in thousands, except per share amounts)	Previously		As
Three Months Ended March 31, 2012	Reported	Adjustments	Restated

Revenues	$8,214	$(1,133)	$7,081
Cost of revenues (excluding depreciation and amortization)	2,165	(157)	2,008
Gross profit	6,049	(976)	5,073

Operating expenses:
Selling and marketing expenses	1,939	3	1,942
General and administrative expenses	1,509	168	1,677
Research and development expenses	474	-	474
Depreciation and amortization	228	(4)	224
Total operating expenses	4,150	167	4,317
Operating income	1,899	(1,143)	756

Other income, net:
Interest income, net	48	(6)	42
Foreign exchange transaction gain	6	-	6
Total other income, net	54	(6)	48

Income before provision for income taxes	1,953	(1,149)	804
Income tax expense	53	142	195
Net income	$1,900	$(1,291)	$609

Accrued preferred stock dividends	(89)	-	(89)
Net income available to common stockholders	$1,811	$(1,291)	$520

Earnings per share:
Basic	$0.02	$(0.02)	$0.00
Diluted	$0.02	$(0.02)	$0.00

Weighted average shares outstanding:
Basic	81,806	32,667	114,473
Diluted	119,991	(370)	119,621

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	As
	Previously		As
Condensed Consolidated Balance Sheet as of December 31, 2012	Reported	Adjustments	Restated
(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,311	$-	$33,311
Term deposit	103	-	103
Accounts receivable, net	3,018	(1,476)	1,542
Deferred commissions	-	2,081	2,081
Prepaid expenses and other current assets	882	17	899
Deferred tax assets	643	3,296	3,939
Total current assets	37,957	3,918	41,875

Property and equipment, net	5,037	(1,124)	3,913
Deferred tax assets	-	1,532	1,532
Intangible assets, net	217	(217)	-
Security deposits	225	-	225
Other non-current assets	167	-	167
Total assets	$43,603	$4,109	$47,712

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$222	$-	$222
Accrued expenses and other liabilities	2,615	2,350	4,964
Income taxes payable	1,640	(249)	1,391
Deferred revenue	17,581	(609)	16,972
Obligations under capital leases	702	-	702
Total current liabilities	22,760	1,490	24,251

Non-current liabilities:
Deferred revenue, less current portion	-	6,964	6,964
Obligations under capital leases, less current portion	1,522	(1,285)	237
Deferred tax liabilities	111	(81)	31
Other non-current liabilities	223	49	272
Total non-current liabilities	1,856	5,649	7,504

Total liabilities	24,616	7,139	31,755

Redeemable preferred stock:
Series A convertible redeemable preferred stock	3,233	-	3,233

Stockholders' equity:
Common Stock	84	-	84
Additional paid-in capital	26,259	(207)	26,052
Accumulated deficit	(10,656)	(2,824)	(13,480)
Accumulated other comprehensive income	67	1	68
Total stockholders' equity	15,754	(3,030)	12,725
Total liabilities, redeemable preferred stock and stockholders' equity	$43,603	$4,109	$47,712

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Cash Flows	As Previously		As
(in thousands)	Reported	Adjustments	Restated
Three Months Ended March 31, 2012

Cash flows from operating activities:
Net income	1,900	(1,291)	609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228	(4)	224
Share-based compensation	222	-	222
Net deferred tax assets and liabilities	-	(31)	(31)
Changes in operating assets and liabilities:
Accounts receivable	189	141	330
Deferred commissions	-	(15)	(15)
Prepaid expenses and other assets	(298)	29	(269)
Security deposits	-	(35)	(35)
Accounts payable and accrued expenses	(887)	120	(767)
Deferred revenue	2,329	1,044	3,373
Other	(27)	42	15
Net cash provided by operating activities	3,656	-	3,656
Cash flows from investing activities:
Purchases of property and equipment	(354)	-	(354)
Net cash used in investing activities	(354)	-	(354)
Cash flows from financing activities:
Payment of preferred stock dividend	(120)	-	(120)
Proceeds from exercise of stock options	17	-	17
Payments of obligations under capital leases	(28)	-	(28)
Payments of obligations under software licensing agreements	(36)	-	(36)
Net cash used in financing activities	(167)	-	(167)
Effect of exchange rates on cash and cash equivalents	46	-	46
Net increase in cash and cash equivalents	3,181	-	3,181
Cash and cash equivalents at beginning of period	8,931	-	8,931
Cash and cash equivalents at end of period	12,112	-	12,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	5	-	5
Income taxes	53	-	53
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	-	240	240

Tender of common stock in lieu of interest payment on note receivable from shareholder	200	-	200

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3)	Special Committee

In December 2012, the Board of Directors of the Company appointed a Special Committee of independent directors to examine certain of Diligent's past stock issuances and stock option grants that may not have been issued in compliance with the relevant stock option and incentive plans. The Special Committee's members were not on the Board at the time of the issuance of such grants, were not involved in their issue, and are not the recipients of any option grants. The Special Committee was delegated broad powers from the Board to take all such action in respect of the issuances as it deemed necessary and advisable.

The Special Committee, assisted by attorneys in the U.S. and New Zealand, conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period. As discussed in Notes 7 and 9, the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. The Special Committee was delegated the authority to develop appropriate alternative compensation packages for the affected employees.  These awards were determined by the Board to be reasonable compensation at the time, and were an important incentive component of the employees’ compensation packages.

As part of its work, the Special Committee also reviewed the Company's compliance with applicable regulations, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that Diligent was not, or may not have been, in compliance with its U.S. and New Zealand regulatory obligations.

The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on NZSX, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It has recommended, and the Board fully endorses, that the Company work with its regulators to resolve these issues. It is possible that while Diligent seeks to work constructively with the regulators, that fines or penalties for non-compliance could be imposed (see Note 9 – Subsequent Events).

Costs for the Special Committee for the three months ended March 31, 2013 were $1.6 million, with an additional $0.3 million incurred in the fourth quarter of 2012. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, estimated NZX penalties and proposed compensation to be paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified. The Company incurred additional Special Committee expenses through the second quarter of 2013.

4)	Significant accounting policies

Basis of presentation – The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No. 2 to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2012.

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

Cash and cash equivalents – The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk. At March 31, 2013, cash equivalents include investments in U.S. treasury bills of $7 million and U.S. treasury money market funds of $19 million, which are carried at cost which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices. At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $11 million and U.S. treasury money market funds of $13 million.

Term deposits – Term deposits are short-term investments with banks, with maturities greater than three months at inception.

Fair value of financial instruments – The fair value of the Company’s accounts receivable, accounts payable and accrued expenses and other liabilities approximates book value due to their short term settlements.

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

We have determined that the installation fee does not have standalone value, so accordingly, we account for our arrangements as a single unit of accounting.

Revenue from our subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to the Diligent Boardbooks product. Revenue is recorded ratably through the end of the contract period, which is generally twelve months from the contract date.

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected lives of the customer relationships, generally nine years.

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

Accounts receivable – The Company generally invoices its customers on an annual or quarterly basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information. At each of March 31, 2013 and 2012, the Company has recorded a provision for doubtful accounts of $100 thousand.

Research and development – Research and development expenses are incurred as the Company upgrades and maintains the Diligent Boardbooks software, and develops product enhancements. Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and direct costs associated with the design and required testing of the product line. The Company does not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality have been expensed as incurred as the Company has not historically maintained sufficiently detailed records of its development efforts to be able to capitalize such costs.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-dilutive. All stock options and convertible redeemable preferred stock were included as potential dilutive securities for all periods applicable.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
Basic weighted average common shares outstanding	83,713	81,806
Basic weighted average preferred shares outstanding	32,667	32,667
Basic weighted average shares outstanding	116,380	114,473
Dilutive effect of stock options	5,312	5,148
Diluted weighted average shares outstanding	121,692	119,621

Recent accounting pronouncements – In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was effective for the Company beginning January 1, 2013 and had no impact on the Company’s condensed consolidated financial statements.

5)	Obligations Under Capital Leases

During the quarter the Company entered into two capital leases for computer equipment and software which mature on February 2016.  The leases have a total obligation of $1.3 million and bear interest rates of 5.449% and 3.804%, with monthly payments of $28 thousand and $14 thousand, respectively.

6)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of March 31, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Level 2 inputs were utilized to determine the fair value of the Company’s investments in U.S. treasury bills, U.S treasury money market funds, and term deposits. Due to the short-term nature of these investments, which mature between 90 days and 365 days, amortized cost is used to estimate the fair value. At March 31, 2013, cash equivalents include investments in U.S. treasury bill of $7 million and U.S. treasury money markets of $19 million, which are carried at cost, which approximates fair value. At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $11 million and U.S. treasury money market funds of $13 million. At December 31, 2012, the Company had a term deposit with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZD125 thousand (US$103 thousand) bore interest at 4.4% and matured March 15, 2013. Upon maturity, the principal was reinvested in a term deposit with a term of 31 days, which has been included in cash and cash equivalents on the March 31, 2013 condensed consolidated balance sheet.

7)	Redeemable Preferred Stock

On March 11, 2009, the Company issued 30 million shares of Series A Preferred Stock at $0.10 per share in a private offering, for aggregate gross proceeds of $3.0 million. Expenses relating to the preferred stock issuance were $139 thousand.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8)	Stock option and incentive plan

As discussed in Note 3, in December of 2012 the Company’s Board of Directors authorized a Special Committee of independent directors to conduct a review of certain of the Company’s past stock issuances and stock option grants to determine whether they were in accordance with the relevant incentive plans. The Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the chief executive officer exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the chief executive officer exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another officer exceeded the cap in the 2010 Plan by 250 thousand shares.

On April 15, 2013, the Company announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to the Company’s Chief Executive Officer in substitution for certain awards that will be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan (see Note 10, Subsequent events). The information below includes the stock options which the Company intends to cancel, because they are outstanding at March 31, 2013, and alternate compensation arrangements had not yet been approved by the stockholders of the Company at March 31, 2013.

A summary of stock option activity for the quarter ended March 31, 2013 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
	(in thousands)
Outstanding at January 1, 2013	8,318	$0.85	7.82 years
Granted	-
Exercised	(190)	0.39
Forfeited	-
Outstanding at March 31, 2013	8,128	0.86	7.58 years
Exercisable at March 31, 2013	3,503	0.16	6.39 years

Total share-based compensation expense recognized for the three months ended March 31, 2013 and 2012 was $340 thousand and $222 thousand, respectively. At March 31, 2013 there was $2.8 million of unrecognized share-based compensation expense related to options granted that will be recognized over the next 5.25 years. Such amount does not include any impact of the alternative compensation package for the Company’s CEO.

9)	Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate. The income tax provision for the three months ended March 31, 2013 provides income taxes at an effective rate of 39%. The effective rate in 2012 of 24% was significantly lower due to the expected utilization of approximately $5.3 million of net operating loss carryforwards against which the Company had previously recorded a valuation allowance, as discussed further below.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, certain of its net operating loss carryforwards would be limited. This limitation resulted in $5.3 million of net operating loss carryforwards being available to offset taxable income in 2012. Beginning in 2013, the Company’s annual net operating loss carryforward is subject to a limitation of approximately $350 thousand to offset expected taxable income until expiration of the carryforwards. Based on this limitation, the Company expects that approximately $4.9 million of its total net operating loss will expire unutilized in 2029. A full valuation allowance had previously been provided on the related deferred tax asset, and therefore the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off during 2012.

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

10)	Subsequent events

Diligent Board Member Services, Inc. 2013 Incentive Plan.

On May 3, 2013, the Board adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan (the “Plan”), which was approved by the Company’s stockholders in June 2013 at the Company’s Annual Meeting. An aggregate of 8,500,000 shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates. Of the shares available under the Plan, 4,100,000 will be utilized in connection with the replacement incentive awards issued in accordance with the CEO Substitute Remuneration Package discussed below. The Board has resolved to discontinue use of the Company’s 2007 Stock Option and Incentive Plan and the 2010 Stock Option and Incentive Plan.

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

Approval of 2013 Remuneration and Subsequent Calendar Years.

The Nominations Committee recommended to the Board and the Board and the Company’s stockholders have approved a remuneration package for non-executive directors for the 2013 fiscal year (the “New Remuneration Package”). The New Remuneration Package is intended to ensure that the Company remains competitive with its peer companies and is able to continue to compete for director talent, including in the U.S. market. The New Remuneration Package consists of both a cash component, designed to compensate members for their service on the Board and its Committees, and an equity component designed to align the interests of directors with Diligent’s stockholders. The total value of the New Remuneration Package for standard board service will be $130 thousand per annum, $50 thousand of which will be payable in cash.

The Company’s non-executive directors, other than the chairman of the Board, will receive a stock grant for 2013 service with a total value of $80 thousand, which will be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year. As of June 30, 2013 no shares have been issued to the non-executive directors as their issuance has been deferred until the earlier of the date on which the Company files a Registration Statement on Form S-8 with the Securities and Exchange Commission and March 15, 2014. On March 14, 2014, the Company issued 86,497 restricted shares to its directors based on the volume weighted average trading price of our common stock on our primary trading market for the 20 trading days immediately prior to such date, and was pro-rated for any director who served on the Board for less than the full calendar year.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Board believes that including a significant equity compensation component in the New Remuneration Package will align the interests of directors with those of stockholders and better reflects the practice for director remuneration in the U.S. for directors of software and technology companies. With a view to seeing that any equity component of directors’ remuneration complies with the NZSX Rules, common stock grants will only be issued after the end of each quarter of the calendar year to which Board service relates and the number of shares issued for each period of service will be determined in accordance with the provisions of the NZSX Rules. The Nominations Committee has also recommended that directors who are committee members receive additional cash compensation. Previously, committee members were not paid an additional fee for their work on a committee. At the 2013 Annual Meeting, stockholders approved the aggregate monetary sum per annum which may be paid to the Company’s non-executive directors.

CEO Substitute Remuneration Package.

On December 23, 2013, the Company and the Company’s chief executive officer entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package provided to the Company’s CEO in substitution for certain awards that would be cancelled, as described in Note 8.

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

In addition, the CEO held an option to purchase 3 million shares of the Company’s common stock for an exercise price of U.S. $0.82 per share, which remains subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

•	Performance share units for 2.25 million shares of common stock contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. For purposes of clarification, performance share units in this context are units of common stock issued to the CEO upon satisfaction of the performance criteria outlined herein. Once earned, the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, on a change in control of the Company or the CEO’s separation from service.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

•	Performance share units for up to 250 thousand shares of common stock contingent on the Company achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return (“TSR”) growth in four one-year measurement periods beginning April 1, 2013. TSR growth will be measured based on the Company’s stock price performance during the 20 trading days prior to the relevant measurement date. Performance share units for 62.5 thousand shares of common stock will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the CEO’s separation from service.

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

NZSX Listing Rules Settlement.

On September 6, 2013 New Zealand Daylight Time, the Company issued an announcement relating to the approval by the NZ Markets Disciplinary Tribunal of a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $15 thousand as a penalty to the NZX Discipline Fund and NZ $4 thousand towards the costs of NZXR.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Explanatory Note” at the beginning of this report and our condensed consolidated financial statements and related notes that appear elsewhere in this 10-Q Amendment. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Risk Factors” in Part II, Item 1A of this Form 10-Q/A.

Restatement

The following management’s discussion and analysis reflects a restatement of our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2013 and 2012 in Part I, Item 1 of this Form 10-Q/A.

We have made the following corrections to our historical financial statements in connection with the restatement:

•	We have concluded that revenue recognition of our subscription fees for our Diligent Boardbooks service should not commence until the date the service is made available to the customer, as determined by the date the customer has full access to the product. Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls. We have corrected recognition of revenue to prorate revenue on a daily basis starting on the date at which access is provided, which is generally later than the contract date. Additionally, we have concluded that installation fees charged for initial set-up of our product and training should be recognized ratably over the expected life of the customer relationship, which is estimated to be nine years, rather than over the initial contract period, generally one year, as had been our historical practice. The effect of correcting these two errors was to reduce previously reported revenue and increase previously reported deferred revenue by $1.4 million and $1.1 million for the three months ended March, 2013 and 2012, respectively.

•	The Company previously recorded sales commissions earned by account managers by recognizing them immediately in the period earned. In order to more appropriately match expenses with the related revenue and to be consistent with how the Company recognizes commissions for its sales staff, the Company has changed the method of recognizing commission expense for account management personnel, by amortizing commissions over the related contract period, generally twelve months. The effect of correcting this error decreases commissions by $99 thousand and $157 thousand for the three months ended March 31, 2013 and 2012, respectively. In addition, the Company historically netted deferred commissions against accrued expense. Deferred commissions are now presented as a separate line item on the condensed consolidated balance sheet as “Deferred Commissions”.

•	The Company has historically not collected state sales tax on the sale of its subscription service. The Company has determined that it should have collected sales tax in certain states and may also have exposure in several other states, accordingly, the Company has recorded a provision of $183 thousand and $117.5 thousand in general and administrative costs and accrued expenses for the three months ended March 31, 2013 and 2012, respectively. The resulting cumulative provision as of March 31, 2013 related to the uncollected sales tax is $919 thousand. We intend to start collecting and remitting sales tax in certain states in 2014.

•	In addition, we made corrections to accrued liabilities to record expenses in the proper periods, corrected the recording of the capital contribution for the waiver of the preferred stock dividends and made other adjustments and presentation corrections discovered subsequent to the Original Filing.

•	The changes in the Company’s income before provision for income taxes resulting from the adjustments discussed in the above paragraphs also impacted the provision for income taxes throughout each of the periods subject to restatement. In addition, we made corrections to our provision for income taxes for each of the periods subject to the restatement to correct for errors in the calculation of our NOL limitation under Section 382 of the Internal Revenue Code, state tax apportionment factors, uncertain tax positions and other tax matters. Accordingly, throughout each of the periods subject to restatement, we have restated our provision for income tax and related deferred tax assets and liabilities.

•	The basic earnings per share calculation has been corrected as the weighted average shares outstanding used to compute basic earnings per share has historically excluded the convertible preferred stock outstanding. The preferred stockholders are entitled to participate on an as converted basis in any dividend on the Company’s common stock, and as such are considered participating securities to which earnings should be allocated. The preferred stock should have been considered in the calculation of earnings per share in all periods in which the Company had net income.

•	Additionally, we have corrected the accounting for an equipment and software lease that was entered into in the first quarter of 2013 but initially recorded in the fourth quarter of 2012, and an internal use software license arrangement entered into in the third quarter of 2011.

In general, the restatement had the effect of shifting revenue and profits from the periods covered by this 10-Q/A to future periods:

The following items are not affected by the restatement:

•	The restatement does not call into question the existence of our total previously reported revenue but does change the time period over which such previously reported amounts will be recognized as revenue.

•	The restatement does not impact actual cash received or the previously reported cash balance as of March 31, 2013 and December 31, 2012, respectively.

Because the following discussion and analysis of our financial condition and results of operations incorporates the restated amounts, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Report. See “Restatement of condensed consolidated financial statements” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the effect of the restatement.

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

The Company uses the Software-as-a-Service (“SaaS”) model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients’ data. Under this model, the Company offers annual renewable subscriptions for client access to its Diligent Boardbooks product which is hosted on the Company’s secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

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

The Company’s SaaS model addresses several difficulties found in the traditional software model and offers the following critical advantages for our company:

•	Highly scalable operations. Because our clients’ boards do not ordinarily meet on a daily or monthly basis, our system has the capability to support many more Boards without absorbing increased costs associated with customer growth.

•	Better revenue visibility. By offering renewable annual subscriptions instead of one-time perpetual licenses, the Company has much better revenue foresight. This high revenue visibility allows the Company to undertake much better planning and budgeting, with significant advantages for corporate strategy and profitability.

•	Lower cost of development. The Company has developed an application that is cost-effectively shared across thousands of end users. This is considerably less expensive than developing all the permutations (data bases, operating systems, etc) needed by clients who want to run the software on their own premises. These economies allow the Company to spend resources on developing increased functionalities for its Diligent Boardbooks application instead of on creating multiple versions of the same code.

•	Longer corporate life. The SaaS model has a long tail of recurring revenue that reduces investment risk, simplifies corporate planning and leads to extended corporate life.

•	Optimal expense planning. Because of the recurring nature of the SaaS model our revenue is more predictable and that allows the Company to better plan expenses.

We began developing components of the Diligent Boardbooks system starting in 1998, culminating in the roll-out of an international sales force in 2007.

On December 12, 2007 we completed an offshore public offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.” As a result, the Company is subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange, the Securities Act of 1978 (NZ), the Securities Markets Act of 1988 (NZ) and the Financial Reporting Act of 1993 (NZ). There is no United States established public trading market for our common stock. However, the Company is also subject to the U.S. reporting and regulatory requirements of the Securities and Exchange Commission (“SEC”) and the Securities Exchange Act of 1934. Because of this dual regulation in New Zealand and the U.S., the Company is required to meet both standards, which means the Company sometimes is faced with conflicting requirements and always must comply with the more stringent rule.

Critical Accounting Policies and Estimates

The 10-K Amendment filed concurrently with this Form 10-Q Amendment contains an updated description of our critical accounting policies after giving effect to our revenue recognition review and restatement. There have been no material changes to our critical accounting policies as described in the 10-K Amendment.

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

The Company also discloses gross deferred revenue which consists of deferred revenue, as defined above, and installation and subscription fees which have been billed to the customer pursuant to an executed subscription agreement, but for which payment has not yet been received and the criteria for the recognition of revenue has not yet been met. As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a high percentage of our total revenues for the next 12 months and therefore we believe it is useful to the users of our condensed consolidated financial statements to disclose gross deferred revenues.

Accounts receivable – The Company generally invoices its customers on an annual or quarterly basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information. At each of March 31, 2013 and 2012, the Company has recorded a provision for doubtful accounts of $100 thousand. The Company also discloses gross accounts receivable which consists of all billings to customers for installation and subscription fees.

The reconciliation from gross to net for accounts receivable and deferred revenue is as follows:

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at March 31, 2013, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$10,578	(8,949)	$1,629

Deferred revenue - current	$26,804	(8,949)	$17,855
Deferred revenue - less current portion	$7,648	-	$7,648
Total deferred revenue	$34,452	(8,949)	$25,503

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2012, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$12,299	(10,757)	$1,542

Deferred revenue - current	$27,729	(10,757)	$16,972
Deferred revenue - less current portion	$6,964	-	$6,964
Total deferred revenue	$34,693	(10,757)	$23,936

(1) Represents installation and subscription fees which have been billed to customers but for which payment has not been received and the criteria for revenue recognition has not been met.

Recent Accounting Pronouncements

See Note 4 to the condensed consolidated financial statements at Item 1 of this Form 10-Q Amendment.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Revenues	$13,708	$7,081	$6,627	94%

The growth in total revenues of 94% for the first quarter of 2013 when compared with the first quarter of 2012 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 97% for the trailing twelve months ended March 31, 2013. The Company has continued to add subscription agreements each quarter since inception. At March 31, 2013, the total number of client agreements (net of cancellations) was 2,009, compared with 1,808 at December 31, 2012, and 1,231 at March 31, 2012. A net of 201 new subscription agreements were added during the first quarter of 2013, compared with 205 added in the first quarter of 2012. Sales increased in all of our major regions, with North America accounting for 65% of the dollar value of new subscriptions added in the first quarter, EMEA (Europe, Middle East and Africa) accounting for 25% and the remaining 10% from Asia/Pacific. Additionally, upgrades in the first quarter of 2013, which consist of the addition of users by existing clients, increased 29% over the first quarter of 2012, based on the dollar value added to existing annual contracts.

The Company recognizes subscription revenue ratably over the contract period, which is generally twelve months. Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Cost of Revenues (excluding depreciation and amortization)	$2,773	$2,008	$765	38%
% of Revenues	20%	28%

Cost of revenues is comprised of account management, customer support and information technology services. The increase in costs of revenues is predominantly due to the increase in headcount to service the Company’s larger client base. Worldwide, employee salaries and incentive pay increased by $0.7 million, consisting of $0.4 million in account management, $0.1 million in customer support and $0.2 million in IT services. Hosting costs increased by $0.1 million due to the opening of an additional hosting center and the increase in capacity at our existing centers. These increases were offset by a decrease in recruiting costs of $0.1 million. Included within these increases are higher costs in the U.K. of $0.1 million and Australia of $0.1 million, as a result of the increase in European account management, customer support and information technology services staff and the commencement of operations in Australia in 2012 and growth in 2013.

Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 80% for the first quarter of 2013, compared with 72% for the first quarter of 2012.

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Selling and Marketing	$2,279	$1,942	$337	17%
% of Revenues	17%	27%

Selling and marketing expenses consist of $1.6 million of selling expense and $0.7 million of marketing expense. The net increase is comprised of a decrease in selling expenses of $0.1 million, offset by an increase in marketing expenses of $0.4 million. The decrease in selling expense is primarily a result of a decrease in U.S. sales commissions, as our new sales in the U.S. have declined slightly.

The increase in marketing expenses of $0.4 million consists of $0.2 million in the U.S. and $0.2 million in the U.K. The Company has significantly increased its marketing initiatives in both the U.S. and the U.K. The Company expects to further increase its marketing expense during the remainder of 2013.

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
General and Administrative	$3,697	$1,677	$2,020	120%
% of Revenues	27%	24%

The increase in general and administrative expenses of $2.0 million is comprised of increases of $1.5 million in the U.S., $0.3 million in the U.K., $0.1 million in New Zealand and $0.1 million in Australia. The U.S. increase consists of $0.4 million relating to salaries and bonuses for the Company’s executive officers and employees, and an increase of $0.5 million in professional fees resulting from increased compliance costs as a result of remediation measures taken to correct certain inadvertent regulatory non-compliance discussed further in Part I, Item 4 of this 10-Q Amendment. Other increases include: MIS (management information systems) expenses of $0.4 million; share-based compensation of $0.1 million; Directors fees and expenses of $0.1 million, due to the expansion of the Board of Directors; and occupancy costs of $0.1 million.

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

We anticipate that general and administrative expenses will increase going forward due to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements, the restatement and re-audits of prior years, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q/A, and as a result of the modification of the incentive compensation package for the Company’s CEO, as discussed further in Notes 3, 8 and 10 of the condensed consolidated financial statements.

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Special committee expenses	$1,632	$-	$1,632	N/A
% of Revenues	12%

The Company’s Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, estimated NZX penalties and proposed compensation to be paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified. The Company expects that there will be additional Special Committee expenses through the second quarter of 2013.

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Research and Development	$933	$474	$459	97%
% of Revenues	7%	7%

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

The Company expects to increase its investment in research and development over the remainder of 2013.

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Depreciation and Amortization	$259	$224	$35	16%
% of Revenues	2%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Interest Income (Expense), net	$(8)	$42	$(50)	-119%
% of Revenues	-0.1%	1%

Interest income, net, includes interest on the Company’s cash and cash equivalents and term deposits which are interest-bearing, offset by interest expense on capital lease obligations. In 2012, it also includes interest income on a note receivable from our predecessor entity and shareholder, which was repaid in August of 2012. The decrease in net interest income (expense) is attributable to the decrease in interest income due to the repayment of the note in 2012. This decrease more than exceeded the increase in interest earned on the Company’s cash held in interest-bearing accounts. Additionally, interest expense on the Company’s capital lease obligations increased as a result of the addition of new leases in 2013.

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Foreign Exchange (Loss) Gain	$(116)	$6	$(122)
% of Revenues	-0.8%	0.1%

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

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Income Tax Expense	$782	$195	$587
Effective Tax Rate	38.9%	24.2%

Income tax expense increased significantly, as the Company has become profitable and is now subject to tax in multiple jurisdictions. The overall effective tax rate of 39% is lower than the combined U.S. statutory rate for federal, state and local taxes due to lower tax rates in foreign jurisdictions. The significant increase in the Company’s effective tax rate is due to the utilization of a substantial portion of its net operating loss carryforwards in 2012 (on which a valuation allowance had previously been provided) and the annual limitation on future utilization of net operating loss carryforwards imposed by Section 382 of the U.S. Internal Revenue Code.

Liquidity and Capital Resources

At March 31, 2013, the Company’s sources of liquidity consist of cash and cash equivalents of approximately $36.5 million. The Company previously had a $1.0 million revolving line of credit facility with a related party which expired unutilized in September 2012.

In the early stages of the Company’s history, its primary source of liquidity was the cash received from common and preferred stock issuances. Through the third quarter of 2010, the Company’s cash flow from operations was negative and it relied on capital infusions to sustain and grow the business, and combined with cost containment activity. By the third quarter of 2010, the Company began generating positive cash flows from operations and 2010 marked the first year since inception of the Company that Diligent generated positive cash flow from operations. The Company has continued to generate positive cash flows each subsequent quarter. Additionally, in August 2012, the Company received $3.1 million in cash from the repayment of the note receivable from its predecessor entity which was due October 1, 2012. The Company has no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, its financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations. The Company anticipates increased cash flow from operations for the remainder of 2013.

On April 15, 2013, the Company announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to the Company’s chief executive officer Alessandro Sodi in substitution for certain awards that would be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan. On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, the chief executive officer and the Company entered into a definitive Replacement Grant Agreement and certain agreed upon ancillary award agreements related thereto. At the time of the Original Filing, the costs and cash commitments of the alternative compensation arrangements were not known. In June 2013, the substitute remuneration package was approved by the Company’s stockholders and on December 23, 2013 the chief executive officer and the Company entered into an amendment to the Replacement Grant Agreement which fixed the terms of the incentive compensation package. In addition to stock options and performance shares, the amended Replacement Grant Agreement includes a performance fixed cash award of $4.2 million, which is earned if the Company achieves a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014. Once earned, the award is payable in three installments of $1.4 million each, with the first payment due in the third quarter of 2014 and the remaining two payments due March 30, 3015 and March 30, 2016. The Company considers it likely that the performance target will be met.

In order to minimize credit and market risk, the Company has invested $26 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Three months ended March 31,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$3,249	$3,656
Investing activities	$(44)	$(354)
Financing activities	$11	$(167)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2013 decreased compared with the first quarter of 2012, primarily due to estimated income tax payments made in 2013, a reduction in the amount of cash provided by the growth in deferred revenue compared to the prior year and offset by an increase in accounts payable and accrued expenses.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first quarter of 2013 consists of purchases of computer equipment, software and leasehold improvements, offset by the proceeds from the maturity of a term deposit. Cash used in investing activities for the first quarter of 2012 consists entirely of purchases of property and equipment.

Net Cash Flows from Financing Activities

During the first quarter of 2013, the Company recognized a $0.2 million tax benefit from the exercise of stock options, which is recorded directly to equity as additional paid-in-capital, and the receipt of $0.1 million in cash from the exercise of stock options. This was offset by the dividend paid on the Company’s preferred stock, as well as payments under capital lease and software licensing obligations. In 2012, cash outflows from dividends paid on preferred stock and repayments of capital leases and software licensing agreements, exceeded the proceeds from stock option exercises.

Item 4. Controls and Procedures.

Introduction

As discussed in the Explanatory Note above, the Company is concurrently filing both its 10-K Amendment and this 10-Q Amendment. Investors are encouraged to refer to the disclosure contained in Item 9A of the 10-K Amendment, which contains a description of the Company’s Special Committee process, revenue recognition review and restatement and re-audit process. Item 9A of the 10-K Amendment also contains management’s conclusions on the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2012, as well as a discussion of remedial measures adopted by the Company.

(a)	Evaluation of disclosure controls and procedures (as revised).

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

In connection with the preparation of the Original Filing, the Company completed an evaluation, as of March 31, 2013, under the supervision of and with participation from the Company’s management, including the Chief Executive Officer and former Chief Financial Officer, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon the evaluation, the Company’s Chief Executive Officer and former Chief Financial Officer concluded that, because of the material weaknesses in its internal control over financial reporting identified in connection with the Special Committee process and the Company’s failure to file certain Current Reports on Form 8-K required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

In connection with the preparation of this Form 10-Q Amendment, the Company re-evaluated, as of March 31, 2013, under the supervision of and with participation from the Company’s management, including the Chief Executive Officer and our new Chief Financial Officer, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon such re-evaluation, the Company’s Chief Executive Officer and our new Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting identified in connection with the Special Committee process, the restatement of revenue, other adjustments identified as part of the re-audit process, and the Company’s failure to file certain Current Reports on Form 8-K required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

(b)	Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect or improve the Company’s internal control over financial reporting. As disclosed in Item 9A of the 10-K Amendment, the Company had determined that as of December 31, 2012, the Company had material weaknesses in internal controls over financial reporting and that the Company is committed to improving its overall control environment and financial reporting processes. Subsequent to the fiscal quarter ended March 31, 2013, the Company is implementing, or has implemented, remedial and other actions relating to the improvement of our internal controls and governance.

PART II—OTHER INFORMATION

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

We have concluded that as of March 31, 2013, our disclosure controls were not effective and we identified material weaknesses in our internal controls over financial reporting as of December 31, 2012. Our adoption of remedial measures to improve our internal controls will cause us to incur additional costs in future periods. Any failure in our remediation efforts could have a material adverse effect on our ability to file required reports with the SEC, NZX or the New Zealand Registrar of Companies and report our financial results timely and accurately.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. As disclosed in the 10-K Amendment for the fiscal year ended December 31, 2012, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and identified material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances. We did not follow adequate practices to ensure that such issuances and grants were in compliance with our stock option and incentive plans, New Zealand securities laws, U.S. securities laws, and New Zealand exchange listing requirements. Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to the material weaknesses in internal controls and a failure to file certain Current Reports on Form 8-K with the SEC.

In connection with the restatement and preparation of the 10-K Amendment, management re-evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012 and determined that our disclosure controls and procedures were ineffective as of December 31, 2012 and our internal control over financial reporting was subject to multiple material weaknesses in addition to those previously identified. We lacked a sufficient compliment of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In particular, there were material weaknesses in our control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity, SSH LLC. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. These material weaknesses resulted in errors in our historical financial statements which led to our conclusion to restate our financial statements to correct these items.

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

For further information about these material weaknesses, please see Item 4 “Controls and Procedures” included in this Form 10-Q/A filing and Item 9A in our 10-K Amendment. Because of these material weaknesses, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. In addition, we concluded that as of March 31, 2013, our disclosure controls and procedures and our internal controls were not effective. We plan to implement a number of remedial measures designed to address the material weaknesses identified. If we do not successfully improve our internal controls, and remediate the material weaknesses identified in management’s evaluations, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be negatively impacted, and we may be subject to litigation and regulatory actions. In addition, even if we are successful in improving our internal controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC, the NZX or the New Zealand Registrar of Companies. While management evaluates the effectiveness of our internal controls over financial reporting on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.

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

On December 24, 2012 in the U.S, we announced that a Special Committee of our Board of Directors had commenced an independent investigation to review certain stock and stock option grants to certain executives that may not have been issued in compliance with the relevant stock option and incentive plans. On January 18, 2013, we announced that, based on information obtained by the Special Committee relating to a portion of the historical grants under review, the Special Committee found that three option awards appeared to have exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. On the recommendation of the Special Committee, the Company announced that the option awards that exceeded the caps would be cancelled and that the Special Committee would work with the executives affected by those cancellations to develop appropriate alternative compensation packages. On December 23, 2013, the Company and the Company’s chief executive officer (CEO) entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package to be provided to the Company’s CEO in substitution for certain awards that would be cancelled, as described in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

As part of its work regarding stock issuances and stock option grants under the relevant stock option and incentive plans, the Special Committee also reviewed the Company’s compliance with applicable regulations since listing on the NZSX market in 2007, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that the Company was not, or may not have been, in compliance with its New Zealand regulatory obligations. In addition, it was noted that the Company had not registered shares authorized for grant under its stock incentive plans pursuant to the Securities Act of 1933. The Special Committee determined that these instances of non-compliance were inadvertent, and attributable in part to the constrained resources of the Company in a period of financial difficulty in the years following its listing on the NZSX market, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements.

On March 12, 2013, the Board unanimously adopted remedial actions in response to the findings and recommendations of the Special Committee. The Special Committee investigation and findings and remedial measures adopted by our Board of Directors are described in further detail in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2012 at Item 9A, “Controls and Procedures”.

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

Our past practices related to the timing of the inclusion of customer agreement in our financial results in a particular period may expose us to potential regulatory investigations.

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

The restatement and re-audit of certain of our historical financial statements, the related Audit Committee investigation, and the Special Committee’s investigation of our historical stock issuances and stock option grants and related matters have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $0.3 million in 2012 and $7.8 million in 2013. We expect to incur additional costs in future periods, including general and administrative expenses relating to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements, as discussed in Part II, Item 9A of Amendment No. 2 to our 10-K Amendment.

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

We are subject to U.S. securities laws as an SEC-registered company and New Zealand securities and financial reporting laws as a listed company in New Zealand, and these dual regimes increase both our costs and the risk of noncompliance.

As a public company, we incur significant legal, accounting and other expenses associated with compliance with applicable laws, rules, regulations and listing requirements. From a New Zealand perspective, these include the NZSX Listing Rules, the Securities Act of 1978, Securities Markets Act of 1988 and the Financial Reporting Act of 1993. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules subsequently implemented by the SEC and the FMA (NZ), have imposed a variety of compliance requirements on public companies, including requiring changes in corporate governance practices. In addition, the SEC, the U.S. Congress and the New Zealand Parliament may continue to increase the scope of applicable disclosure and corporate governance-related rules. Our management and other personnel may need to devote a substantial amount of time to the compliance requirements associated with being an SEC-registered company and a New Zealand-listed company. Moreover, requirements imposed by these laws, rules and regulations have increased and may continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices.

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

The Company’s US independent registered public accounting firm, Deloitte & Touche LLP has completed its audit of our restated historical financial statements in connection with Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2012. Given that Deloitte is a limited liability partnership, Deloitte cannot register under the New Zealand Auditor Regulation Act. Accordingly, Deloitte is not and cannot be licensed under that Act. Diligent therefore sought a waiver from NZX’s Listing Rule that would require the auditor engaged in the restatement of its financial statements for the year ending December 31, 2012 to be licensed under the Auditor Regulation Act. NZX has advised Diligent that it will not grant a waiver from the applicable rule but will take no action against Diligent for non-compliance with it.

Similarly, Diligent also sought a no action letter from the FMA in relation to the fact that Deloitte cannot be licensed under the Auditor Regulation Act. The FMA has issued Diligent a no action letter in respect of its financial statements for the year ending December 31, 2012. Diligent has applied for a further waiver or no-action letter from both NZX and the FMA for the fiscal year ending December 31, 2013. Unless the law is changed, Diligent will apply for further waivers or no-action letters from both NZX and the FMA for future fiscal years. If we were not able to obtain such waivers or no-action letters, we could be subject to regulatory actions and contingent liabilities due to non-compliance with the requirements of the Financial Reporting Act and the Auditor Regulation Act.

Our business depends on clients renewing and upgrading their subscriptions for our services, and any decline in our client renewals or upgrades may harm our future revenue and operating results.

Our clients have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, which is typically 12 months, and in fact, some clients have elected not to renew. In addition, our clients may renew for fewer subscriptions, or renew for shorter contract lengths, or lower cost subscriptions. Moreover, under specific circumstances, our clients have the right to cancel their service agreements before they expire. As a result, our ability to grow is dependent in part on clients renewing their subscription contracts. We may not accurately predict future trends in client renewals and upgrades and our client renewal or upgrade rates may decline or fluctuate because of a variety of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our clients’ spending levels. If our clients do not renew their subscription contracts, renew on less favorable terms, or if clients terminate subscription contracts before the end of their respective terms, our revenue may grow more slowly than expected or decline, which could adversely affect our operating results.

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

If we do not successfully develop or introduce new product offerings, or enhancements to our existing Diligent Boardbooks offerings, or keep pace with technological changes that impact the use of our product offerings, we may lose existing customers or fail to attract new customers and our financial performance and revenue growth may suffer

Our future growth and success depends in part on our ability to sell additional features and services related to our existing Diligent Boardbooks product offering and new products to complement our current offering. In addition, we must continually modify and enhance our Diligent Boardbooks product offering to keep pace with changes in hardware and software platforms, database technology and other items. Uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, browsers and other internet-related applications, could impact our ability to keep pace with changes and could harm acceptance of our product offering.

We anticipate that sales growth in our Diligent Boardbooks product offering will be subject to slower growth in the U.S. as the market for our product matures and sales remain subject to intense competition. We are continually seeking to develop new offerings and remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems. The introduction of new enhancements or new products may require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our existing clients or new customers purchase new or enhanced services depends on a number of factors, including general economic conditions and that our existing clients do not react negatively to any price changes related to additional features and services. If our efforts to up sell to our clients are not successful and negative reaction occurs, or if we are not successful in attracting new customers to new product offerings, our business may suffer. There can be no assurance that we will be able to develop enhanced or new product offerings successfully, or to introduce and gain market acceptance of new products in a timely manner.

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

We generally recognize revenue from clients is recognized on a daily basis over the subscription term as the services are delivered. Revenue recognition does not commence until the customer has access to the Diligent Boardbooks product, which is typically 3 to 4 weeks after the subscription agreement is executed. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription term.

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

If we are unable to effectively manage such growth, our business may become inefficient and we may not be able to effectively compete, increase our revenues or control our expenses. See also Item 4 for disclosures relating to our need to hire additional compliance staff.

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

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax provision of $919 thousand as of March 31, 2013 and increased it to $1.5 million as of December 31, 2013 with respect to uncollected sales and use tax in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

We sell our products and services throughout the world and are subject to risks and challenges associated with international business. For example, sales to clients in foreign countries represented approximately 22% of our total revenues for the three months ended March 31, 2013, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to clients outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple overlapping and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have clients and a cash balance. Liquidity issues or political actions by sovereign nations effecting exchange rates could result in decreased values for our cash and cash equivalents as all assets and liabilities denominated in a foreign currency that are translated into U.S. dollars at the exchange rate on the balance sheet date;

•	regional data privacy laws that apply to the transmission of our clients’ data across international borders;

•	treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	foreign currency fluctuations and controls;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	natural disasters, acts of war, terrorism, pandemics or security breaches; and

•	regional economic and political conditions.

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

In addition to government activity, privacy advocacy groups and industry groups are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed in this manner, our application suite would be less effective, which may reduce demand for our services and harm our business.

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

DILIGENT BOARD MEMBER SERVICES, INC.

Dated: April 7, 2014	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated: April 7, 2014	By:	/s/ Carl Blandino
Carl Blandino, Chief Financial Officer (Principal Financial Officer)

