Form 10-Q
period 2013-06-30
Diligent Board Member Services, Inc.
filed 2014-05-19
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF MAY 11, 2014 WAS 86,556,610.

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

On April 7, 2014, we filed with the SEC Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 (the “10-K Amendment”) and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 (the “10-Q Amendment”).  The 10-K Amendment and the 10-Q Amendment contain restated financial information for the fiscal years ended December 31, 2012 and 2011, the quarterly periods within such fiscal years and the quarterly period ended March 31, 2013.  Other than the 10-K Amendment and the 10-Q Amendment, we have not filed amendments to (i) our Quarterly Reports on Form 10-Q previously filed with the SEC for the interim periods in the Affected Periods, or (ii) our Annual Reports on Form 10-K previously filed with the SEC for the fiscal years included in the Affected Periods (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in the 10-K Amendment and the 10-Q Amendment, and not on the Affected Reports or any reports, sales update press releases, or similar communications relating to the Affected Periods.

As disclosed in Item 9A of the 10-K Amendment, management concluded that as of December 31, 2012, our internal controls over financial reporting were not effective due to material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances.  In addition, we lacked a sufficient complement of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter.  In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity.  In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012.  Information relating to the identified material weaknesses in internal control over financial reporting, and related remedial measures, as well as additional information relating to the restatement, is contained in the 10-K Amendment.

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 and determined that our disclosure controls and procedures were ineffective as of such date.  We continue to evaluate the sufficiency of our planned remedial measures and to dedicate substantial resources to our remediation efforts. The disclosed material weaknesses cannot be considered fully remediated until the applicable controls are implemented, operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

i

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature.   There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•                  We have had to restate certain of our historical financial statements and as a result have not been able to  timely file periodic  reports with the New Zealand Stock Exchange (the NZSX) or the SEC;

•                  As of December 31, 2012 and December 31, 2013, we identified material weaknesses in our internal controls over financial reporting and concluded that our disclosure controls were not effective; we must address the material weaknesses in our internal controls and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;

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

•                  If our security measures are breached and unauthorized access is obtained to a client’s data or our data or our IT systems, our services may be perceived as not being secure, clients may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

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

We also refer you to Part I, Item 1A, “Risk Factors” in the 10-K Amendment for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.  The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZSX Listing Rules.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
A S S E T S
Current assets:
Cash and cash equivalents	$34,033	$33,311
Short-term investments	4,998	103
Accounts receivable, net	1,809	1,542
Deferred commissions	1,918	2,081
Prepaid expenses and other current assets	1,366	899
Deferred tax assets	3,981	3,939
Total current assets	48,105	41,875

Property and equipment, net	5,287	3,913
Deferred tax assets	2,258	1,532
Security deposits	747	225
Other non-current assets	—	167
Total assets	$56,397	$47,712

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,384	$222
Accrued expenses and other liabilities	5,253	4,964
Income taxes payable	386	1,391
Deferred revenue	18,268	16,972
Obligations under capital leases	837	702
Total current liabilities	26,128	24,251

Non-current liabilities:
Deferred revenue, less current portion	8,508	6,964
Obligations under capital leases, less current portion	1,194	237
Deferred tax liabilities	31	31
Other non-current liabilities	91	272
Total non-current liabilities	9,824	7,504

Total liabilities	35,952	31,755
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 32,667,123 shares issued and outstanding (liquidation value $5,078)	3,247	3,233
Stockholders’ equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 83,776,155 and 83,586,155 shares issued and outstanding	84	84
Additional paid-in capital	27,211	26,052
Accumulated deficit	(10,021)	(13,480)
Accumulated other comprehensive (loss) income	(76)	68
Total stockholders’ equity	17,198	12,724
Total liabilities, redeemable preferred stock and stockholders’ equity	$56,397	$47,712

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(As restated)		(As restated)

Revenues	$15,629	$8,865	$29,337	$15,946
Cost of revenues (excluding depreciation and amortization)	2,999	2,338	5,772	4,345
Gross profit	12,630	6,527	23,565	11,601

Operating expenses:
Selling and marketing	2,338	2,052	4,616	3,994
General and administrative	4,596	2,724	8,292	4,401
Research and development	945	579	1,879	1,054
Depreciation and amortization	355	264	614	488
Special committee	712	—	2,344	—
Total operating expenses	8,946	5,619	17,745	9,937

Operating income	3,684	908	5,820	1,664

Other income (expense), net:
Interest income (expense), net	(26)	47	(34)	90
Foreign exchange transaction loss	(65)	(20)	(181)	(15)
Total other income (expense), net	(91)	27	(215)	75

Income before provision for income taxes	3,593	935	5,605	1,739
Income tax expense	1,364	226	2,146	422
Net income	$2,229	$709	$3,459	$1,317

Accrued preferrred stock dividends	(89)	(89)	(180)	(180)
Net income attributable to common stockholders	$2,140	$620	$3,279	$1,137

Earnings per share:
Basic	$0.02	$0.01	$0.03	$0.01
Diluted	$0.02	$0.01	$0.03	$0.01
Weighted average shares outstanding:
Basic	116,443	114,547	116,411	114,510
Diluted	122,054	120,087	121,917	120,343

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(As restated)		(As restated)
Net income	$2,229	$709	$3,459	$1,317
Other comprehensive income (loss):
Foreign exchange translation adjustment	(94)	(20)	(144)	25
Comprehensive income	$2,135	$689	$3,315	$1,342

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six months Ended June 30, 2013

(Unaudited)

(in thousands)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	$.001 Par Value	Capital	Deficit	Income (Loss)	Equity

Balance at January 1, 2013	83,586	$84	$26,052	$(13,480)	$68	12,724
Net income				3,459		3,459
Other comprehensive loss					(144)	(144)
Total comprehensive income						3,315
Capital contributions			240			240
Share-based compensation			771			771
Exercise of stock options	190		74			74
Excess tax benefits - stock compensation			268			268
Amortization of preferred stock offering costs			(14)			(14)
Accrued preferred stock dividend ($.0055 per share)			(180)			(180)
Balance at June 30, 2013	83,776	$84	$27,211	$(10,021)	$(76)	$17,198

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
		(As restated)
Cash flows from operating activities:
Net income	$3,459	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(769)	17
Excess tax benefits realized from share-based compensation	(268)	—
Depreciation and amortization	614	488
Share-based compensation	771	598
Changes in operating assets and liabilities:
Accounts receivable	(267)	118
Deferred commissions	163	(99)
Prepaid expenses and other assets	(301)	(486)
Security deposits	(521)	(123)
Accounts payable and accrued expenses	1,421	617
Income tax payable	(737)	—
Deferred revenue	2,841	6,663
Other non-current liabilities	(108)	22
Other	(2)	50
Net cash provided by operating activities	6,296	9,182
Cash flows from investing activities:
Purchase of short-term investments	(4,998)	—
Proceeds from maturity of short-term investments	103	—
Purchase of property and equipment	(477)	(757)
Net cash used in investing activities	(5,372)	(757)
Cash flows from financing activities:
Payment of preferred stock dividend	(120)	(120)
Proceeds from exercise of stock options and purchase of shares under stock purchase plan	74	28
Excess tax benefits realized from share-based compensation	268	—
Repayments of obligations under capital leases	(212)	(57)
Payments of obligations under software licensing agreements	(72)	(72)
Net cash used in financing activities	(62)	(221)
Effect of exchange rates on cash and cash equivalents	(140)	25
Net increase in cash and cash equivalents	722	8,229
Cash and cash equivalents at beginning of period	33,311	8,931
Cash and cash equivalents at end of period	$34,033	$17,160

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$40	$9
Income taxes	$3,698	$27
Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from shareholder	$—	$200
Capital contribution in lieu of preferred stock dividend	$240	$240
Property and equipment acquired under capital lease agreements	$1,306	$1,001
Accounts payable for property and equipment	$211	$81
Equipment maintenance costs financed	$—	$225

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

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company.  The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty Ltd. (“DBA”), which provide sales, marketing and customer support services in their respective regions.  The Company’s Singapore subsidiary, Diligent APAC Board Services Pte. Ltd.  (“APAC”) provides sales support in the Asia-Pacific region.  At the end of 2012, Diligent formed a subsidiary in Hong Kong to support its Asia-Pacific sales and marketing, which has had no operations to date.

The Company’s  condensed  consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

2)                                     Restatement of Condensed Consolidated Financial Statements

On April 7, 2014, Diligent filed Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 (the “10-K Amendment”) and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2013 (the “10-Q Amendment”) with the SEC. The 10-K Amendment and the 10-Q Amendment contain restated financial information for the fiscal years ended December 31, 2012 and 2011, the quarterly periods within such fiscal years and the quarterly period ended March 31, 2013.    Each of the errors identified in the restatement are discussed in more detail below, and tables are included illustrating the impact of those errors on the Company’s previously issued interim condensed consolidated financial statements for the three and six months ended June 30, 2012.

We have concluded that revenue recognition of our subscription fees for our Diligent Boardbooks service should commence on the date the service is made available to the customer, as determined by the date the customer has full access to the product.  Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls. We have corrected recognition of revenue to prorate revenue on a daily basis starting on the date at which access is provided, which is generally later than the contract date.  Additionally, we have concluded that installation fees charged for initial set-up of our product and training should be recognized ratably over the expected life of the customer relationship, which is estimated to be nine years, rather than over the initial contract period, generally one year, as had been our historical practice.  The effect of correcting these two errors was to reduce previously reported revenue and increase previously reported deferred revenue by $1.3 million and $2.4 million for the three and six months ended June 30, 2012, respectively.

The Company previously recorded sales commissions earned by account managers by recognizing them immediately in the period earned. In order to more appropriately match expenses with the related revenue and to be consistent with how the Company recognizes commissions for its sales staff, the

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Company has changed the method of  recognizing commission expense for account management personnel, by amortizing  commissions over the related contract period, generally twelve months. The effect of correcting this error decreased commissions by $90.1 thousand and $247.4 thousand for the three and six months ended June 30, 2012, respectively. In addition, the Company historically netted deferred commissions against accrued expense. They are now presented as a separate line item on the condensed consolidated balance sheet as “Deferred Commissions”.

The Company has historically not collected state sales tax on the sale of its subscription service. The Company has determined that it should have collected sales tax in certain states and may also have exposure in several other states, accordingly, the Company has recorded a provision of $117.5 thousand and $235 thousand in general and administrative costs and accrued expense for the three and six months ended June 30, 2012, respectively. The resulting cumulative provision as of June 30, 2013 related to the uncollected sales tax is $1.1 million. We intend to start collecting and remitting sales tax in certain states in 2014.

In addition, we made corrections to accrued liabilities to record expenses in the proper periods, corrected the recording of the capital contribution for the waiver of the preferred stock dividends and made other adjustments and presentation corrections discovered in connection with the restatement.

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

The basic earnings per share calculation has been corrected as the weighted average shares outstanding used to compute basic earnings per share has historically excluded the convertible preferred stock outstanding.  The preferred stockholders are entitled to participate on an “as converted” basis in any dividend on the Company’s common stock, and as such are considered participating securities to which earnings should be allocated.  The preferred stock should have been considered in the calculation of earnings per share using the two-class method in periods in which the Company had net income.

Additionally, we have corrected the accounting for an equipment and software lease that was entered into in the first quarter of 2013 but initially recorded in the fourth quarter of 2012, and an internal use software license arrangement entered into in the third quarter of 2011.

The following is a reconciliation of the previously reported condensed consolidated statements of income, and the statement of cash flow amounts to the restated amounts.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Income

(in thousands, except per share amounts)

Three Months Ended June 30, 2012

	As
	Previously		As
	Reported	Adjustments	Restated

Revenues	$10,118	$(1,253)	$8,865
Cost of revenues (excluding depreciation and amortization)	2,428	(90)	2,338
Gross profit	7,690	(1,163)	6,527

Operating expenses:
Selling and marketing	2,079	(27)	2,052
General and administrative	2,606	118	2,724
Research and development	579	—	579
Depreciation and amortization	268	(4)	264
Total operating expenses	5,532	87	5,619
Operating income	2,158	(1,250)	908

Other income (expense), net:
Interest income, net	52	(5)	47
Foreign exchange transaction loss	(20)	—	(20)
Total other income, net	32	(5)	27
Income before provision for income taxes	2,190	(1,255)	935
Income tax expense	732	(506)	226
Net income	$1,458	$(749)	$709

Accrued preferrred stock dividends	(89)	—	(89)
Net income attributable to common stockholders	$1,369	$(749)	$620

Earnings per share:
Basic	$0.02	$(0.01)	$0.01
Diluted	$0.01	$—	$0.01
Weighted average shares outstanding:
Basic	81,880	32,667	114,547
Diluted	118,993	1,094	120,087

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Income

(in thousands, except per share amounts)

Six Months Ended June 30, 2012

	As
	Previously		As
	Reported	Adjustments	Restated

Revenues	$18,333	$(2,387)	$15,946
Cost of revenues (excluding depreciation and amortization)	4,593	(248)	4,345
Gross profit	13,740	(2,139)	11,601

Operating expenses:
Selling and marketing	4,017	(23)	3,994
General and administrative	4,116	285	4,401
Research and development	1,054	—	1,054
Depreciation and amortization	496	(8)	488
Total operating expenses	9,683	254	9,937
Operating income	4,057	(2,393)	1,664

Other income (expense), net:
Interest income, net	100	(10)	90
Foreign exchange transaction loss	(15)	—	(15)
Total other income, net	85	(10)	75

Income before provision for income taxes	4,142	(2,403)	1,739
Income tax expense	785	(363)	422
Net income	$3,357	$(2,040)	$1,317

Accrued preferrred stock dividends	(180)	—	(180)
Net income attributable to common stockholders	$3,177	$(2,040)	$1,137

Earnings per share:
Basic	$0.04	$(0.03)	$0.01
Diluted	$0.03	$(0.02)	$0.01
Weighted average shares outstanding:
Basic	81,843	32,667	114,510
Diluted	119,037	1,306	120,343

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Cash Flows

(in thousands)

Six Months Ended June 30, 2012

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$3,357	$(2,040)	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	59	(42)	17
Depreciation and amortization	496	(8)	488
Share-based compensation	598	—	598
Changes in operating assets and liabilities:
Accounts receivable	(25)	143	118
Deferred commissions	—	(99)	(99)
Prepaid expenses and other assets	(485)	(1)	(486)
Security deposits	(123)	—	(123)
Accounts payable and accrued expenses	876	(259)	617
Deferred revenue	4,418	2,245	6,663
Other	11	61	72
Net cash provided by operating activities	9,182	—	9,182
Cash flows from investing activities:
Purchases of property and equipment	(757)	—	(757)
Net cash used in investing activities	(757)	—	(757)
Cash flows from financing activities:
Payment of preferred stock dividend	(120)	—	(120)
Proceeds from exercise of stock options and purchase of shares under stock purchase plan	28	—	28
Repayments of obligations under capital leases	(57)	—	(57)
Payments of obligations under software licensing agreements	(72)	—	(72)
Net cash used in financing activities	(221)	—	(221)
Effect of exchange rates on cash and cash equivalents	25	—	25
Net increase in cash and cash equivalents	8,229	—	8,229
Cash and cash equivalents at beginning of period	8,931	—	8,931
Cash and cash equivalents at end of period	17,160	—	17,160

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$9	$—	$9
Income taxes	$27	$—	$27
Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from shareholder	$200	$—	$200
Capital contribution in lieu of preferred stock dividend	$—	$240	$240
Property and equipment acquired under capital lease agreements	$1,001	$—	$1,001
Accounts payable for property and equipment	$81	$—	$81
Equipment maintenance costs financed	$225	$—	$225

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3)                                     Special Committee

In December 2012, the Board of Directors of the Company appointed a Special Committee of independent directors to examine certain of Diligent’s past stock issuances and stock option grants that may not have been issued in compliance with the relevant stock option and incentive plans. The Special Committee’s members were not on the Board at the time of the issuance of such grants, were not involved in their issue, and are not the recipients of any option grants. The Special Committee was delegated broad powers from the Board to take all such action in respect of the issuances as it deemed necessary and advisable.

The Special Committee, assisted by attorneys in the U.S. and New Zealand, conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period.  As discussed in Notes 8 and 10, the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. The Special Committee was delegated the authority to develop appropriate alternative compensation packages for the affected employees.  These awards were determined by the Board to be reasonable compensation at the time, and were an important incentive component of the employees’ compensation packages.

As part of its work, the Special Committee also reviewed the Company’s compliance with applicable regulations, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that Diligent was not, or may not have been, in compliance with its U.S. and New Zealand regulatory obligations.

The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on NZSX, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It has recommended, and the Board fully endorses, that the Company work with its regulators to resolve these issues.  It is possible that while Diligent seeks to work constructively with the regulators, that fines or penalties for non-compliance could be imposed (see Note 10 — Subsequent Events).

Costs for the Special Committee for the six months ended June 30, 2013 were $2.3 million, with an additional $0.3 million incurred in the fourth quarter of 2012.  Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, estimated NZX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified.

4)                                     Significant accounting policies

Basis of presentation — The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 10-K Amendment.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  The Company invests its excess cash primarily in bank and money market funds of major financial institutions.  Accordingly, its cash equivalents are subject to minimal credit and market risk.

Short-term investments — Short-term investments consist of U.S. treasury bills with original maturities of more than three months at the time of purchase and term deposits with banks, with maturities greater than three months at inception.

Fair value of financial instruments — The fair value of the Company’s accounts receivable, accounts payable and accrued expenses and other liabilities approximates book value due to their short term settlements.

Revenue recognition — The Company derives its revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to its cloud-based application that are generally one year in length. Its arrangements do not include a general right of return and automatically renew unless the Company is notified 30 days prior to the expiration of the initial term. The Company’s subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company’s service and training of its customers.

Revenue recognition commences when all of the following conditions are met:

•  There is persuasive evidence of the arrangement;

•  The service has been made available to the customer;

•  The fee is fixed or determinable; and

•  The collectability of the fees is reasonably assured.

In October 2009, the Financial Accounting Standards Board, or FASB, ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. The guidance affects the determination of separate units of accounting in arrangements with multiple deliverables. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The Company has determined that the installation fee does not have standalone value, so accordingly, it accounts for its arrangements as a single unit of accounting.

Revenue from the Company’s subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to the Diligent Boardbooks product. Revenue is recorded ratably through the end of the contract period, which is generally twelve months from the contract date.

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Deferred Revenue — Deferred revenue represents installation and subscription fees for which cash has been received but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met.  Deferred revenues presented in the consolidated balance sheet do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment.  Accordingly, the deferred revenue balance does not represent the total contract value of annual, non-cancelable subscription agreements.

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years.  Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

Accounts receivable — The Company generally invoices its customers on an annual or quarterly basis.  Accounts receivable represents amounts due from our customers for which revenue has been recognized.    A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of June 30, 2013 and December 31, 2012, the Company has recorded a provision for doubtful accounts of $100 thousand.

Research and development — Research and development expenses are incurred as the Company upgrades and maintains the Diligent Boardbooks software, and develops product enhancements.  Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and direct costs associated with the design and required testing of the product line.  The Company does not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality have been expensed as incurred as the Company has not historically maintained sufficiently detailed records of its development efforts to be able to capitalize such costs.

Share-based compensation — The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award.  The fair value of restricted stock units is estimated using the market price of the Company’s common stock at the date of grant and we recognize compensation expense for the portion of the award that is expected to vest.

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Earnings per share — Basic earnings per share is computed by dividing the net income attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common and preferred shares outstanding for the period.  The preferred stockholders are entitled to participate on an “as converted” basis in any dividend on the Company’s common stock, and as such are considered participating securities to which earnings should be allocated using the two-class method.

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock, unless the effect is anti-

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

dilutive.  All stock options and convertible redeemable preferred stock were included as potential dilutive securities for all periods applicable.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Basic weighted average common shares outstanding	83,776	81,880	83,744	81,843
Basic weighted average preferred shares outstanding	32,667	32,667	32,667	32,667
Basic weighted average shares outstanding	116,443	114,547	116,411	114,510
Dilutive effect of stock options	5,604	5,540	5,503	5,833
Dilutive effect of restricted stock units	7	—	3	—
Dilutive weighted average shares outstanding	122,054	120,087	121,917	120,343

Recent accounting pronouncements — In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income”, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was effective for the Company as of January 1, 2013 and did not have a material impact on the Company’s consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements are not expected to have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

5)                                    Obligations Under Capital Leases

During the first quarter of 2013 the Company entered into two capital leases for computer equipment which mature in February 2016.  The leases have a total obligation of $1.3 million and bear interest rates of 5.449% and 3.804%, with monthly payments of $28 thousand and $14 thousand, respectively.

6)                                    Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of June 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

i.                                         Level 1 input - unadjusted quoted prices in active markets for identical instrument;

ii.                                     Level 2 input - observable market data for the same or similar instrument but not Level 1, including quoted prices for identical or similar assets or liabilities in markets that are active or not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

iii.                                  Level 3 input - unobservable inputs developed using management’s assumptions about the inputs used for pricing the asset or liability.

Level 2 inputs were utilized to determine the fair value of the Company’s investments in U.S. treasury bills, U.S treasury money market funds, and term deposits.  Due to the short-term nature of these investments, which mature between 90 days and 365 days, amortized cost is used to estimate the fair value.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

At June 30, 2013, cash equivalents include investments in U.S. treasury bill of $9 million and U.S. treasury money markets of $18 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.  At June 30, 2013 short-term investments include investments in U.S. treasury bills of $5 million, which are carried at cost which approximates fair value.

At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $11 million and U.S. treasury money market funds of $13 million.  At December 31, 2012, the Company had a term deposit, included in short-term investments with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZ$125 thousand (US$103 thousand) matured on March 15, 2013.

7)                                     Redeemable Preferred Stock

On March 11, 2009, the Company issued 30 million shares of Series A Preferred Stock at $0.10 per share in a private offering, for aggregate gross proceeds of $3.0 million.  Expenses relating to the preferred stock issuance were $139 thousand.

The carrying value of the Preferred Stock at June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)
	2,861	2,861
Dividends paid by issuance of paid-in-kind shares	267	267
Cumulative amortization of issuance costs	119	105
Carrying value	$3,247	$3,233

The Preferred Stock carries a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc.).  The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company’s option) be paid either in cash or in kind by the issuance of additional Preferred Stock (paid-in-kind Shares), to be issued at the same issue price as the Series A Preferred Stock of $0.10 per share.  The 11% annual dividend on the Preferred Stock will have preference over the declaration or payment of any dividends on the Company’s common stock.  In addition to the 11% preferred dividend, the holders of the Preferred Stock will also be entitled to participate pro rata in any dividend paid on the Company’s common stock.

In 2013, the Company anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $180 thousand for the six months ended June 30, 2013 are included in accrued expenses.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8)                                     Stock option and incentive plan

As discussed in Note 3, in December of 2012 the Company’s Board of Directors authorized a Special Committee of independent directors to conduct a review of certain of the Company’s past stock issuances and stock option grants to determine whether they were in accordance with the relevant incentive plans.  The Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the chief executive officer exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the chief executive officer exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another employee exceeded the cap in the 2010 Plan by 250 thousand shares.

In May 2013, the Company and the Company’s CEO entered into a Replacement Grant Agreement providing for the cancellation of certain stock options and the issuance of a replacement award, which was to become effective upon the occurrence of certain future events.

On May 3, 2013, the Board of Directors adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan (the “Plan”), which was approved by the Company’s stockholders in June 2013.  An aggregate of 8.5 million shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates. Of the shares available under the Plan, 4.1 million will be utilized in connection with the replacement incentive awards issued in accordance with the CEO Substitute Remuneration Package (see Note 11, Subsequent events).  Upon approval of the 2013 Plan the Company discontinued the use of the Company’s 2007 Stock Option and Incentive Plan and the 2010 Stock Option and Incentive Plan.

Awards under the Plan may be made in the form of stock options (which may constitute incentive stock options or nonqualified stock options), share appreciation rights, restricted shares, restricted share units, performance awards, bonus shares and other awards.  In addition, certain awards under the Plan may be denominated or settled in cash, including performance awards.

The Board and the Company’s stockholders have approved a remuneration package for non-executive directors for the 2013 and subsequent fiscal years (the “New Remuneration Package”). The New Remuneration Package consists of both a cash component, designed to compensate members for their service on the Board and its Committees, and an equity component. The total value of the New Remuneration Package for standard board service is $130 thousand per annum, $50 thousand of which will be payable in cash.

The Company’s non-executive directors, other than the chairman of the Board, will receive a stock grant for 2013 service with a total value of $80 thousand, which will be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year. As of June 30, 2013 no shares have been issued to the non-executive directors as their issuance has been deferred until the earlier of the date on which the Company files a Registration Statement on Form S-8 with the Securities and Exchange Commission and March 15, 2014. On March 14, 2014, the Company issued 86.5 thousand restricted shares to its  directors based on the volume weighted average trading price of the Company’s common stock on its primary trading market for the 20 trading days immediately prior to such date. The grant for 2013 service was pro-rated for any director who served on the Board for less than the full calendar year.

On June 12, 2013, the Company entered into an agreement with respect to the options for 250 thousand shares issued to the other employee in excess of the applicable plan cap, providing for the cancellation of the 250 thousand options, the extension of the vesting schedule for the remaining nonvested options over a four and a half year period, and the issuance of 150 thousand Restricted Stock Units, with graded vesting over four and a half years.  The modification of this award resulted in additional expense of $66 thousand, which will be recognized on a graded basis through December 2017.

The information below includes the stock options subject to cancellation because they are outstanding at June 30, 2013 (see Note 11, Subsequent events).

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of stock option activity for the quarter ended June 30, 2013 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
	(in thousands)
Outstanding at January 1, 2013	8,318	$0.85	7.82 years
Granted	360	6.20
Exercised	(190)	0.39
Cancelled	(250)	0.46
Forfeited	—
Outstanding at June 30, 2013	8,238	$1.10	7.44 years
Exercisable at June 30, 2013	3,753	$0.23	6.30 years

Restricted Stock Units - As noted above, in June 2013, the Company agreed to issue 150,000 Restricted Stock Units (“RSUs”) as replacement compensation for the 250,000 stock options issued to an employee of the Company in excess of the 2010 Plan cap. In June 2013, the shareholders of the Company approved the 2013 Plan, under which the Company had agreed to issue 164,000 RSUs to two officers, which vest 25% per year over the next four years, as long as the officers remain in the employ of the Company on each vesting date. The fair market value of the stock on the date of issuance of the RSUs was $5.38 per share. A summary of RSU activity is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested January 1, 2013	—	—
Granted	314	$5.38
Vested	—	—
Forfeited	—	—
Nonvested June 30, 2013	314	$5.38

The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of our common stock on that date.

Total share-based compensation expense recognized for the three and six months ended June 30, 2013 was $319 thousand and $661 thousand, respectively. Total share-based compensation expense recognized for the three and six months ended June 30, 2012 was $376 thousand and $598 thousand, respectively.  At June 30, 2013 there was $4.4 million of unrecognized share-based compensation expense which includes $3.4 million for stock option and $952 thousand for RSUs.  Such amount does not include any impact of the CEO Substitute Remuneration Package.

9)                                     Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate.  The income tax provision for the three and six months ended June 30, 2013 provides income taxes at an effective rate of 38%. The effective rate in 2012 of 24% was significantly lower due to the expected utilization of approximately $5.3 million of net operating loss carryforwards against which the Company had previously recorded a valuation allowance, as discussed further below.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s U.S. federal and state income tax returns for the tax years 2010 and forward are open for examination by the taxing jurisdictions. The Company’s foreign income tax returns are open for examination by the local taxing jurisdictions for the following years: New Zealand — 2009 and forward; U.K. — 2010 and forward; Australia — 2012.

10)                              Contingencies

Sales tax risk - States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. The Company has recorded a provision related to uncollected sales tax of $183 thousand and $366 thousand in general and administrative costs and accrued expense for the three and six months ended June 30, 2013, respectively. The resulting cumulative provisions as of June 30, 2013, related to uncollected sales tax is $1.1 million. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

11)                              Subsequent events

CEO Substitute Remuneration Package.

On December 23, 2013, the Company and the Company’s chief executive officer entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package provided to the Company’s CEO in substitution for certain awards that would be cancelled, as described in Note 8.

Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the “Grant Date”) the CEO’s fully vested option to purchase 2.4 million shares of the Company’s common stock for an exercise price of US$0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares.  In exchange for the cancellation of the relevant portion of the award, the CEO received:

•                  An option to purchase 1.6 million shares of common stock having an exercise price of US$2.79, which was the Company’s closing price per share expressed in U.S. dollars on the last trading day

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

on the NZSX immediately prior to the Grant Date (the “Exercise Price”) of December 23, 2013. The option vested on December 31, 2013, and will have a term of ten years from the Grant Date.

•                  A performance cash award of US$4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of US$2.79 over US$0.14.   The CEO’s right to receive such cash award is contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date.  Any cash award, once earned, will be paid in three equal annual installments in 2014, 2015 and 2016, or, if earlier, upon a change in control of the Company or the CEO’s separation from service.  Any payment due on any installment date will be proportionally reduced if the sum of the Company’s stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

In addition, the CEO held an option to purchase 3 million shares of the Company’s common stock for an exercise price of US$0.82 per share, which remains subject to vesting.  Under the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

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

NZSX Listing Rules Settlement.

On September 6, 2013 New Zealand Daylight Time, the Company issued an announcement relating to the approval by the NZ Markets Disciplinary Tribunal of a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company,

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

consisting of NZ$15 thousand as a penalty to the NZX Discipline Fund and NZ$4 thousand towards the costs of NZXR.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Explanatory Note” at the beginning of this report and our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Risk Factors” in Part I, Item 1A of the 10-K Amendment.

Restatement

The following management’s discussion and analysis reflects a restatement of our condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and our statement of cash flows for the six months ended June 30, 2012 in Part I, Item 1 of this Form 10-Q.

We have made the following corrections to our historical financial statements in connection with the restatement:

•                  We have concluded that revenue recognition of our subscription fees for our Diligent Boardbooks service should not commence until the date the service is made available to the customer, as determined by the date the customer has full access to the product.  Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls. We have corrected recognition of revenue to prorate revenue on a daily basis starting on the date at which access is provided, which is generally later than the contract date.  Additionally, we have concluded that installation fees charged for initial set-up of our product and training should be recognized ratably over the expected life of the customer relationship, which is estimated to be nine years, rather than over the initial contract period, generally one year, as had been our historical practice.  The effect of correcting these two errors was to reduce previously reported revenue and increase previously reported deferred revenue by $1.3 million and $2.4 million for the three and six months ended June 30, 2012, respectively.

•                  The Company previously recorded sales commissions earned by account managers by recognizing them immediately in the period earned. In order to more appropriately match expenses with the related revenue and to be consistent with how the Company recognizes commissions for its sales staff, the Company has changed the method of  recognizing commission expense for account management personnel, by amortizing  commissions over the related contract period, generally twelve months. The effect of correcting this error decreased commissions by $90.1 thousand and $247.4 thousand for the three and six months ended June 30, 2012, respectively. In addition, the Company historically netted deferred commissions against accrued expense. They are now presented as a separate line item on the condensed consolidated balance sheet as “Deferred Commissions”.

•                  The Company has historically not collected state sales tax on the sale of its subscription service. The Company has determined that it should have collected sales tax in certain states and may also have exposure in several other states, accordingly, the Company has recorded a provision of $117.5 thousand and $235 thousand in general and administrative costs and accrued expenses for the three and six months ended June 30, 2012, respectively. The resulting cumulative provision as of June 30, 2013 related to the uncollected sales tax is $1.1 million. We intend to start collecting and remitting sales tax in certain states in 2014.

•                  In addition, we made corrections to accrued liabilities to record expenses in the proper periods, corrected the recording of the capital contribution for the waiver of the preferred stock dividends and made other adjustments and presentation corrections discovered in connection with the restatement.

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

•                  The basic earnings per share calculation has been corrected as the weighted average shares outstanding used to compute basic earnings per share has historically excluded the convertible preferred stock outstanding.  The preferred stockholders are entitled to participate on an “as converted” basis in any dividend on the Company’s common stock, and as such are considered participating securities to which earnings should be allocated.  The preferred stock should have been considered in the calculation of earnings per share in all periods in which the Company had net income.

•                  Additionally, we have corrected the accounting for an equipment and software lease that was entered into in the first quarter of 2013 but initially recorded in the fourth quarter of 2012, and an internal use software license arrangement entered into in the third quarter of 2011.

In general, the restatement had the effect of shifting revenue and profits from the periods covered by this Quarterly Report on 10-Q to future periods. The restatement does not call into question the existence of our total previously reported revenue but does change the time period over which such previously reported amounts will be recognized as revenue.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.  See Note 2, “Restatement of condensed consolidated financial statements” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the effect of the restatement.

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

•                  Lower cost of development. The Company has developed an application that is cost-effectively shared across thousands of end users. This is considerably less expensive than developing all the permutations (databases, operating systems, etc.) needed by clients who want to run the software on their own premises.  These economies allow the Company to spend resources on developing increased functionalities for its Diligent Boardbooks application instead of on creating multiple versions of the same code.

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

On December 12, 2007 we completed an offshore offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.”  As a result, the Company is subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange.  While our common stock trades on a periodic basis on the over-the counter bulletin board (“OTCBB”), there is no established public trading market for our common stock in the United States.  However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the U.S. subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934.  We are subject to the Listing Rules of the New Zealand Stock Exchange, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange.  Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

Critical Accounting Policies and Estimates

The 10-K Amendment contains an updated description of our critical accounting policies after giving effect to our revenue recognition review and restatement of the 2012 financial statements.  There have been no material changes to our critical accounting policies as described in the 10-K Amendment.

Revenue Recognition - The Company derives its revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to its cloud-based application that are generally one year in length. Its arrangements do not include a general right of return and automatically renew unless the Company is notified 30 days prior to the expiration of the subscription term. The Company’s subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company’s service and training of its customers.

Revenue recognition commences when all of the following conditions are met:

•              There is persuasive evidence of the arrangement;

•              The service has been made available to the customer;

•              The fee is fixed or determinable; and

•              The collectability of the fees is reasonably assured.

In October 2009, the Financial Accounting Standards Board, or FASB, ratified authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables effective for fiscal periods beginning on or after June 15, 2010. The guidance affects the determination of separate units of accounting in arrangements with multiple deliverables. To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The Company has determined that the installation fee does not have standalone value, so accordingly it accounts for its arrangements as a single unit of accounting.

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

Deferred Revenue — Deferred revenue represents installation and subscription fees for which cash has been received but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met.  Deferred revenues presented in the consolidated balance sheet do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment.  Accordingly, the deferred revenue balance does not represent the total contract value of annual, non-cancelable subscription agreements.

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years.  Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

The Company also discloses gross deferred revenue which consists of deferred revenue and  installation and subscription fees which have been billed to the customer pursuant to an executed subscription agreement, but for which payment has not yet been received and the criteria for the recognition of revenue has not yet been met.  As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a high percentage of our total revenues for the next 12 months and therefore we believe it is useful to the users of our condensed consolidated financial statements to disclose gross deferred revenues.

Accounts receivable — The Company generally invoices its customers on an annual or quarterly basis.  Accounts receivable represents amounts due from our customers for which revenue has been recognized.    A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of June 30, 2013 and December 31, 2012, the Company has recorded a provision for doubtful accounts of $100 thousand.  The

Company also discloses gross accounts receivable which consists of billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at June 30, 2013, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$17,025	$(15,216)	$1,809

Deferred revenue - current	$33,484	$(15,216)	$18,268
Deferred revenue - less current portion	$8,508	$—	$8,508
Total deferred revenue	$41,992	$(15,216)	$26,776

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2012, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$12,299	$(10,757)	$1,542

Deferred revenue - current	$27,729	$(10,757)	$16,972
Deferred revenue - less current portion	$6,964	$—	$6,964
Total deferred revenue	$34,693	$(10,757)	$23,936

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

Selling and Marketing. Selling and marketing expenses are comprised of sales commissions, salaries for sales and marketing employees, and direct advertising expenses, including mailings and travel. We do not allocate indirect overhead to selling and marketing.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and legal, personnel, professional fees, other corporate expenses and costs such as office space and utilities.

Research and Development. Research and development expenses are incurred as we upgrade and maintain our software, and develop product enhancements. Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and direct costs associated with the design and required testing of our product line. We do not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality are permitted to be capitalized and amortized over their useful lives, however we have not historically maintained sufficient detail records of our development efforts to be able to capitalize such costs.

Special Committee. The Company’s Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. The expenses relating to the Special Committee investigation include professional fees incurred for legal, accounting and compensation consultants and compensation paid to Special Committee members.

Share-Based Compensation. Share-based compensation consists of stock, stock options and other share-based compensation awards issued to employees and contractors for services rendered. The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units is estimated using the market price of the Company’s common stock at the date of grant and we recognize compensation expense for the portion of the award that is expected to vest.

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Revenues	$15,629	$8,865	$6,764	76%

The growth in total revenues of 76% for the second quarter of 2013 when compared with the second quarter of 2012 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 97% for the trailing twelve months ended June 30, 2013. The Company has continued to add subscription agreements each quarter since inception.  At June 30, 2013, the cumulative number of client agreements (net of cancellations) was 2,183, compared with 1,447 at June 30, 2012.  A net of 174 new subscription agreements were added during the second quarter of 2013, compared with 216 added in the second quarter of 2012.  Sales increased in all of our major regions, with North America accounting for 66% of the dollar value of new subscriptions added in the second quarter, EMEA (Europe, Middle East and Africa) accounting for 20% and the remaining 14% from Asia/Pacific. Additionally, upgrades in the second quarter of 2013, which consist of the addition of users by existing clients, increased 46% over the second quarter of 2012, based on the dollar value added to existing annual contracts.

The Company recognizes subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Cost of Revenues	$2,999	$2,338	$661	28%
(excluding depreciation and amortization)
% of Revenues	19%	26%

Cost of revenues is comprised of account management, customer support and information technology services.  The increase in costs of revenues is predominantly due to the increase in headcount to service the Company’s larger client base. Worldwide, employee salaries and incentive pay increased by $0.7 million, consisting of $0.4 million in account management, $0.1 million in customer support and $0.2 million in IT services.   Hosting costs increased by $0.1 million due to the increase in capacity of our existing centers.  These increases were offset by a decrease of $0.1 million due to the transfer of internal MIS costs to general and administrative expenses. Included within these increases are higher costs in the U.K. of $0.1 million as a result of the increase in European account management, customer support and information technology services staff.

Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 81% for the second quarter of 2013, compared with 74% for the second quarter of 2012.

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Selling and Marketing	$2,338	$2,052	$286	14%
% of Revenues	15%	23%

Selling and marketing expenses consist of $1.5 million of selling expense and $0.8 million of marketing expense. The net increase is comprised of a decrease in selling expenses of $0.3 million, offset by an increase in marketing expenses of $0.6 million.  The decrease in selling expense is primarily a result of a decrease in U.S. sales commissions, as our new sales in the U.S. have declined slightly.

The increase in marketing expenses of $0.6 million consists of $0.3 million in the U.S. and $0.3 million in the U.K.  The Company has significantly increased its marketing initiatives in both the U.S. and the U.K.  The Company expects to further increase its marketing expense during the remainder of 2013.

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
General and Administrative	$4,596	$2,724	$1,872	69%
% of Revenues	29%	31%

The increase in general and administrative expenses of $1.9 million is comprised of increases of $1.7 million in the U.S., $0.1 million in the U.K. and $0.1 million in Australia.  The U.S. increase consists of $1.0 million in professional fees resulting from increased compliance costs as a result of remediation measures taken to correct certain inadvertent regulatory non-compliance discussed further in Part I, Item 4 of this Quarterly Report on Form 10-Q. Other increases include: MIS (management information systems) expenses of $0.1 million; ERP (Enterprise Resource Planning) implementation expenses of $0.3 million; Share based compensation of $0.3 million; Occupancy and related expenses of $0.1 million; Directors fees and expenses of $0.2 million related to the expansion of the Board of Directors; and recruiting costs of $0.1 million. These increases were offset by a decrease in salaries and related cost of $0.4 million.

The increase in the U.K. is due to the expansion of the Company’s European operations, and consists principally of an increase in employee costs, including salaries and bonuses and additional support staff. The increase in Australia is due to the commencement of operations during 2012 and continued growth in 2013.

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

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Special committee expenses	$712	$—	$712	N/A
% of Revenues	5%

The Company’s Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, estimated NZSX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified.

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Research and Development	$945	$579	$366	63%
% of Revenues	6%	7%

The increase in research and development expenses is primarily due to increased staffing.  In the second quarter of 2013, the Company had an additional 13 people in research and development when compared to the second quarter of 2012.  The majority of the personnel are located in New Zealand and are utilized for product upgrades and enhancements. The Company has been growing its research and development department at its New York headquarters, which also had an increase in headcount.  Worldwide, labor costs in the second quarter of 2013 were $0.3 million higher than the second quarter of 2012, while the remaining increase is due to travel, recruiting and consulting.

The Company expects to increase its investment in research and development over the remainder of 2013.

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Depreciation and Amortization	$355	$264	$91	34%
% of Revenues	2%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Interest Income (Expense), net	$(26)	$47	$(73)	-155%
% of Revenues	-0.2%	1%

Interest income, net, includes interest on the Company’s cash and cash equivalents and short-term investments which are interest-bearing, offset by interest expense on capital lease obligations.  In 2012, it also includes interest income on a note receivable from our predecessor entity and shareholder, which was repaid in August of 2012. The decrease in net interest income (expense) is attributable to the decrease in interest income due to the repayment of the note in 2012.  This decrease more than exceeded the increase in interest earned on the Company’s cash held in interest-bearing securities. Additionally, interest expense on the Company’s capital lease obligations increased as a result of the addition of new leases in 2013.

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Foreign Exchange (Loss) Gain	$(65)	$(20)	$(45)
% of Revenues	-0.4%	-0.2%

The Company’s U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.  Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.   The net gain or loss is an accumulation of the effects of the foregoing transactions.  The loss in the second quarter of 2013 is due to strengthening of the U.S. dollar against the GBP which caused losses on the settlement of intercompany receivables and on cash held in GBP.

	Three months ended June 30,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Income Tax Expense	$1,364	$226	$1,138
Effective Tax Rate	38.0%	24.0%

Income tax expense increased significantly, as the Company has become profitable and is now subject to tax in multiple jurisdictions.  The overall 2013 effective tax rate of 38% is lower than the combined U.S. statutory rate for federal, state and local taxes due to lower tax rates in foreign jurisdictions.  The significant increase in the Company’s effective tax rate is due to the utilization of a substantial portion of its net operating loss carryforwards in 2012 (on which a valuation allowance had previously been provided) and the annual limitation on future utilization of net operating loss carryforwards imposed by Section 382 of the U.S. Internal Revenue Code.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Revenues	$29,337	$15,946	$13,391	84%

The growth in total revenues of 84% for the first half of 2013 when compared with the first half of 2012 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 97% for the trailing twelve months ended June 30, 2013. The Company has continued to add subscription agreements each quarter since inception.  At June 30, 2013, the total number of client agreements (net of cancellations) was 2,183, compared with approximately 1,447 at June 30, 2012.  A net of 375 new subscription agreements were added during the first half of 2013, compared with approximately 421 added in the first half of 2012.  Sales increased in all of our major regions, with North America accounting for 68% of the dollar value of new subscriptions added in the first half of 2013, EMEA (Europe, Middle East and Africa) accounting for 20% and the remaining 12% from Asia/Pacific. Additionally, upgrades in the first half of 2013, which consist of the addition of users by existing clients, increased 37% over the first half of 2012, based on the dollar value added to existing annual contracts.

The Company recognizes subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Cost of Revenues (excluding depreciation and amortization)	$5,772	$4,345	$1,427	33%
% of Revenues	20%	27%

Cost of revenues is comprised of account management, customer support and information technology services.  The increase in costs of revenues is predominantly due to the increase in headcount to service the Company’s larger client base. Worldwide, employee salaries and incentive pay increased by $1.3 million, consisting of $0.7 million in account management, $0.2 million in customer support and $0.4 million in IT services.  Hosting costs increased by $0.3 million due to the increase in capacity of our existing centers.  These increases were offset by a decrease of $0.2 million due to the transfer of internal MIS costs to general and administrative expenses. Included within these increases are higher costs in the U.K. of $0.1 million and Australia of $0.1 million, as a result of the increase in European account management, customer support and information technology services staff and the commencement of operations in Australia in 2012 and continued growth in 2013.

Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 80% for the first half of 2013, compared with 73% for the first half of 2012.

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Selling and Marketing	$4,616	$3,994	$622	16%
% of Revenues	16%	25%

Selling and marketing expenses consist of $3.1 million of selling expense and $1.5 million of marketing expense. The net increase is comprised of a decrease in selling expenses of $0.6 million, offset by an increase in marketing expenses of $1.0 million.  The decrease in selling expense is primarily a result of a decrease in U.S. sales commissions, as our new sales in the U.S. have declined slightly.

The increase in marketing expenses of $1.0 million consists of $0.5 million in the U.S. and $0.5 million in the U.K. The Company has significantly increased its marketing initiatives in both the U.S. and the U.K. The Company expects to further increase its marketing expense during the remainder of 2013.

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
General and Administrative	$8,292	$4,401	$3,891	88%
% of Revenues	28%	28%

The increase in general and administrative expenses of $3.9 million is comprised of increases of $3.0 million in the U.S., $0.7 million in the U.K., $0.1 million in New Zealand and $0.1 million in Australia.  The U.S. increase consists of $1.5 million in professional fees resulting from increased compliance costs as a result of remediation measures taken to correct certain inadvertent regulatory non-compliance discussed further in Part I, Item 4 of this Quarterly Report on Form 10-Q. Other increases include: MIS (management information systems) expenses of $0.2 million; Share-based compensation of $0.2 million; Recruiting fees of $0.2 million; Occupancy and related expenses of $0.2 million; Directors fees and expenses of $0.3 million related to the expansion of the Board of Directors; and ERP implementation cost of $0.5 million. These increases were offset by a decrease in salaries and related costs of $0.1 million.

The increase in the U.K. is due to the expansion of the Company’s European operations, and consists principally of an increase in employee costs, including salaries, bonuses, stock compensation and additional support staff. The increase in Australia is due to the commencement of operations during 2012 and continued growth in 2013, and the New Zealand increase is a result of an increase in salaries, occupancy and recruiting expenses.

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

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Research and Development	$1,879	$1,054	$825	78%
% of Revenues	6%	7%

The increase in research and development expenses is primarily due to increased staffing.  At June 30, 2013, there were an additional 13 people in research and development when compared to June 30, 2012.  The majority of the research and development personnel are part of the New Zealand team for product upgrades and enhancements. The Company has been also growing its research and development department at its New York headquarters.  Worldwide, labor costs in the first half of 2013 were $0.7 million higher than the first half of 2012, while the remaining increase is due to travel, recruiting and consulting.

The Company expects to increase its investment in research and development over the remainder of 2013.

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Depreciation and Amortization	$614	$488	$126	26%
% of Revenues	2%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Special committee expenses	$2,344	$—	$2,344	N/A
% of Revenues	8%

The Company’s Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, estimated NZSX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified.

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Interest Income (Expense), net	$(34)	$90	$(124)	-138%
% of Revenues	-0.1%	1%

Interest income, net, includes interest on the Company’s cash and cash equivalents and short-term investments which are interest-bearing, offset by interest expense on capital lease obligations. In 2012, it also includes interest income on a note receivable from our predecessor entity and shareholder, which was repaid in August of 2012. The decrease in net interest income (expense) is attributable to the decrease in interest income due to the repayment of the note in 2012. This decrease more than exceeded the increase in interest earned on the Company’s cash held in interest-bearing securities. Additionally, interest expense on the Company’s capital lease obligations increased as a result of the addition of new leases in 2013.

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Foreign Exchange (Loss) Gain	$(181)	$(15)	$(166)
% of Revenues	-0.6%	-0.1%

The Company’s U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.  Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.  The net gain or loss is an accumulation of the effects of the foregoing transactions.  The loss in the first half of 2013 is due to strengthening of the U.S. dollar against the GBP which caused losses on the settlement of intercompany receivables and on cash held in GBP.

	Six months ended June 30,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Income Tax Expense	$2,146	$422	$1,724
Effective Tax Rate	38.0%	24.0%

Income tax expense increased significantly, as the Company has become profitable and is now subject to tax in multiple jurisdictions.  The overall effective tax rate of 38% is lower than the combined U.S. statutory rate for federal, state and local taxes due to lower tax rates in foreign jurisdictions.  The significant increase in the Company’s effective tax rate is due to the utilization of a substantial portion of its net operating loss carryforwards in 2012 (on which a valuation allowance had previously been provided) and the annual limitation on future utilization of net operating loss carryforwards imposed by Section 382 of the U.S. Internal Revenue Code.

Liquidity and Capital Resources

At June 30, 2013, the Company’s sources of liquidity consist of cash and cash equivalents and short-term investments of approximately $39 million.

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

On April 15, 2013, the Company announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to the Company’s chief executive officer in substitution for certain awards that would be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan.  On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, the chief executive officer and the Company entered into a definitive Replacement Grant Agreement and certain agreed upon ancillary award agreements related thereto.  In June 2013, the substitute remuneration package was approved by the Company’s stockholders and on December 23, 2013 the chief executive officer and the Company entered into an amendment to the Replacement Grant Agreement which fixed the terms of the incentive compensation package.  In addition to stock options and performance shares, the amended Replacement Grant Agreement includes a performance fixed cash award of $4.2 million, which is earned if the Company achieves a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014.  Once earned, the award is payable in three installments of $1.4 million each, with the first payment due in the third quarter of 2014 and the remaining two payments due March 30, 3015 and March 30, 2016.  The Company considers it likely that the performance target will be met.

In order to minimize credit and market risk, the Company has invested $32 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund.  The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Six months ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$6,296	$9,182
Investing activities	$(5,372)	$(757)
Financing activities	$(62)	$(221)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2013 decreased compared with the first half of 2012, primarily due to an increase in estimated income tax payments made in 2013, a reduction in the amount of cash provided by the growth in deferred revenue compared to the prior year and offset by an increase in net income, accounts payable and accrued expenses.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2013 consists of purchases of computer equipment, software, leasehold improvements of $477 thousand and net purchases of short-term investments of $4.9 million.

Net Cash Flows from Financing Activities

During the first six months of 2013, the Company recognized a $0.3 million excess tax benefit from the exercise of stock options, which is recorded directly to equity as additional paid-in-capital, and the receipt of $0.1 million in cash from the exercise of stock options.  This was offset by the dividend paid on the Company’s preferred stock of $120 thousand, as well as payments under capital lease and software licensing obligations of $212 thousand and $72 thousand, respectively.  In 2012, cash outflows from dividends paid on preferred stock and repayments of capital leases and software licensing agreements, exceeded the proceeds from stock option exercises.

Recent Accounting Pronouncements

See Note 4 to the condensed consolidated financial statements at Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk

The Company’s wholly-owned subsidiaries, DBL, DBMS NZ and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZ$) and Australian Dollar (AUD), respectively, as their functional currencies.  Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss.  Prior to the fourth quarter of 2012, the Company’s Singapore subsidiary used the Singapore dollar as its functional currency.  Effective October 1, 2012, the Company changed the functional currency to the U.S. dollar.  The Company believes that the growth in this subsidiary’s U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency.  The effects of the change in functional currency were not significant to the Company’s consolidated financial statements.

Transactions in foreign currencies are reported at the rates of exchange at the transaction date.  Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date.  All differences are recorded in results of operations.

From time to time, the Company uses foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency.  The Company uses these instruments as economic hedges and not for speculative or trading purposes.  The fair value of the foreign currency contracts represents the amount the Company would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss.  During the six months ended June 30, 2013 and 2012, the Company did not enter into any foreign currency contracts.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $38.9 million at June 30, 2013.  This amount was invested primarily in money market funds and government securities. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

Item 4. Controls and Procedures.

Introduction

As disclosed in Item 9A of the 10-K Amendment, management concluded that as of December 31, 2012, our internal controls over financial reporting were not effective due to material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances.  In addition, we lacked a sufficient complement of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter.  In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity. As of June 30, 2013 these material weaknesses in our financial reporting control environment and the design have not been fully remediated. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions.  Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012.  Information relating to the identified material weaknesses in internal control over financial reporting, and related remedial measures, as well as additional information relating to the restatement, is contained in the 10-K Amendment.

(a)         Evaluation of disclosure controls and procedures (As revised)

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, the Company evaluated, as of June 30, 2013, under the supervision of and with participation from the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon such re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting described in the 10-K Amendment, the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

(b)         Changes in Internal Controls.

As disclosed in Item 9A of the 10-K Amendment, the Company determined that as of December 31, 2012, the Company had material weaknesses in internal controls over financial reporting and that the Company is committed to improving its overall control environment and financial reporting processes. During the fiscal quarter ended June 30, 2013, the Company implemented several of the remedial and other actions described in the 10-K Amendment relating to the improvement of our internal controls and governance.

•                  The Company commenced reporting on compliance as a standard agenda item at every Board of Directors meeting (other than meeting on an ad hoc basis or dealing with special items)

•                  In April 2013, Greg B. Petersen joined the Company’s Board of Directors to serve as a member of the Audit and Compliance Committee and the Compensation Committee.  Mr. Petersen has the

requisite experience to qualify as an audit committee financial expert pursuant to the applicable rules of the SEC, and has been appointed to serve as the Board’s point person on compliance issues.

•                  In May 2013, Carl D. Blandino was appointed as Executive Vice President and Chief Financial Officer of the Company.  Mr. Blandino has significant experience in revenue recognition with an emphasis in the software and SaaS industries and public reporting experience.

•                  In June 2013, Thomas N. Tartaro was appointed as Executive Vice President, General Counsel and Corporate Secretary of the Company.  Mr. Tartaro has experience in public company compliance and the technology, software and SaaS industries, and his role includes an appropriate responsibility for and focus on compliance.  The General Counsel regularly reports to the Company’s lead director for compliance matters on the design, maintenance and performance of the Company’s compliance policies and activities.

•                  The Company adopted a whistleblower policy and hot line, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting or other matters regarding compliance.  The Company also updated its securities trading policy and adopted a corporate communications policy.

•                  The Company assisted its officers and directors in filing all outstanding filings in respect of past issuances of stock and options with the appropriate U.S. and New Zealand regulatory agencies.  In addition, in April 2013, the Company implemented a procedure whereby Section 16 filings are tracked under the supervision of the Company’s General Counsel, who is also charged with reviewing the disclosure required by Item 405 of Regulation S-K in the Company’s Annual Reports on Form 10-K and Definitive Proxy Statements.

Our remediation efforts are ongoing and have not been completed.  For further information about our planned remedial measures, please see Item 9A “Controls and Procedures” included in the Form 10-K Amendment.  Additional remediation measures may be required, which may require additional implementation time.  We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.  On September 6, 2013 New Zealand Daylight Time, the Company issued an announcement relating to the approval by the NZ Markets Disciplinary Tribunal of a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $15 thousand as a penalty to the NZX Discipline Fund and NZ $4 thousand towards the costs of NZX Regulation.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

An investment in our common stock is subject to risks inherent in our business. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our 10-K Amendment, which was filed with the Securities Exchange Commission on April 7, 2014. Before making an investment decision, you should carefully consider the risks and uncertainties described in the Company’s 10-K Amendment together with all of the other information included in this report and in our other public filings. In addition to the risks and uncertainties described in the 10-K Amendment, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. If any of the risks and uncertainties described in the 10-K Amendment, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Mine Safety Disclosures.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6. Exhibits.

Exhibit Numbers	Exhibits

10.1	Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated by reference to Annex A of our Definitive Proxy Statement filed with the SEC on June 4, 2013)

10.2

Replacement Grant Agreement, dated May 3, 2013, by and between Alessandro Sodi and the Company, dated as of May 3, 2013 (incorporated by reference to Annex B of our Definitive Proxy Statement filed with the SEC on June 4, 2013)

10.3	Employment Agreement, by and between the Company and Carl D. Blandino, dated as of May 15, 2013 (incorporated by reference to our Form 8-K filed with the SEC on May 15, 2013)

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated:	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Carl Blandino
Carl Blandino, Chief Financial Officer (Principal Financial Officer)