Form 10-Q
period 2013-09-30
Diligent Board Member Services, Inc.
filed 2014-05-19
CIK 1433269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 and determined that our disclosure controls and procedures were ineffective as of such date.  We continue to evaluate the sufficiency of our planned remedial measures and to dedicate substantial resources to our remediation efforts. The disclosed material weaknesses cannot be considered fully remediated until the applicable controls are implemented, operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

(c)  the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

ii

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
A S S E T S
Current assets:
Cash and cash equivalents	$36,369	$33,311
Short-term investments	10,999	103
Accounts receivable, net	2,225	1,542
Deferred commissions	1,833	2,081
Prepaid expenses and other current assets	1,334	899
Deferred tax assets	3,095	3,939
Income tax receivable	511	—
Total current assets	56,366	41,875

Property and equipment, net	6,867	3,913
Deferred tax assets	3,590	1,532
Security deposits	674	225
Other non-current assets	—	167
Total assets	$67,497	$47,712

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,093	$222
Accrued expenses and other liabilities	8,038	4,964
Income taxes payable	—	1,391
Deferred revenue	23,187	16,972
Obligations under capital leases	847	702
Total current liabilities	33,165	24,251

Non-current liabilities:
Deferred revenue, less current portion	9,719	6,964
Obligations under capital leases, less current portion	976	237
Deferred tax liabilities	—	31
Other non-current liabilities	587	272
Total non-current liabilities	11,282	7,504
Total liabilities	44,447	31,755
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 32,667,123 shares issued and outstanding (liquidation value $5,170)	3,254	3,233
Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 83,776,155 and 83,586,155 shares issued and outstanding	84	84
Additional paid-in capital	27,602	26,052
Accumulated deficit	(7,869)	(13,480)
Accumulated other comprehensive (loss) income	(21)	68
Total stockholders' equity	19,796	12,724
Total liabilities, redeemable preferred stock and stockholders' equity	$67,497	$47,712

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(As restated)		(As restated)
Revenues	$17,235	$10,831	$46,573	$26,777
Cost of revenues (excluding depreciation and amortization)	3,244	2,476	9,017	6,821
Gross profit	13,991	8,355	37,556	19,956

Operating expenses:
Selling and marketing	2,473	2,324	7,089	6,318
General and administrative	5,371	2,162	13,664	6,563
Research and development	1,209	576	3,088	1,630
Depreciation and amortization	515	334	1,130	822
Investigations and restatement	939	—	3,282	—
Total operating expenses	10,507	5,396	28,253	15,333

Operating income	3,484	2,959	9,303	4,623

Other income (expense), net:
Interest income (expense), net	(24)	22	(58)	111
Foreign exchange transaction (loss) gain	32	39	(149)	24
Total other income (expense), net	8	61	(207)	135

Income before (benefit) provision for income taxes	3,492	3,020	9,096	4,758
Income tax expense (benefit)	1,339	(4,062)	3,485	(3,640)
Net income	$2,153	$7,082	$5,611	$8,398

Accrued preferrred stock dividends	(89)	(89)	(270)	(270)
Net income attributable to common stockholders	$2,064	$6,993	$5,341	$8,128

Earnings per share:
Basic	$0.02	$0.06	$0.05	$0.07
Diluted	$0.02	$0.06	$0.04	$0.07
Weighted average shares outstanding:
Basic	116,443	114,735	116,422	114,585
Diluted	121,744	119,973	121,863	120,246

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As restated)		(As restated)
Net income	$2,153	$7,082	$5,611	$8,398
Other comprehensive income (loss) :
Foreign exchange translation adjustment	55	33	(89)	58
Comprehensive income	$2,208	$7,115	$5,522	$8,456

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine months Ended September 30, 2013

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-in-	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2013	83,586	$84	$26,052	$(13,480)	$68	12,724
Net income				5,611		5,611
Other comprehensive loss					(89)	(89)
Total comprehensive income						5,522
Capital contributions			240			240
Share-based compensation			1,225			1,225
Excess tax benefits - stock compensation			302			302
Exercise of stock options	190	—	74			74
Amortization of preferred stock offering costs			(21)			(21)
Accrued preferred stock dividend ($.00825 per share)			(270)			(270)
Balance at September 30, 2013	83,776	$84	$27,602	$(7,869)	$(21)	$19,796

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
		(As restated)
Cash flows from operating activities:
Net income	$5,611	$8,398
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,245)	(4,806)
Excess tax benefits realized from share-based compensation	(302)	—
Depreciation and amortization	1,130	822
Share-based compensation	1,225	1,030
Allowance for doubtful accounts	—	50
Changes in operating assets and liabilities:
Accounts receivable	(684)	(239)
Deferred commissions	248	(122)
Prepaid expenses and other assets	(268)	(92)
Security deposits	13	(136)
Accounts payable and accrued expenses	3,490	183
Income taxes payable	(1,600)	964
Deferred revenue	8,970	8,703
Other non-current liabilities	424	—
Other	50	90
Net cash provided by operating activities	17,062	14,845
Cash flows from investing activities:
Purchases of short-term investments	(10,999)	—
Proceeds from maturity of short-term investments	103	—
Restricted cash - security deposit	(462)	—
Purchases of property and equipment	(2,282)	(1,153)
Net cash used in investing activities	(13,640)	(1,153)
Cash flows from financing activities:
Repayment of note receivable from shareholder	—	3,072
Payment of preferred stock dividend	(120)	(120)
Proceeds from exercise of stock options and purchases of shares under stock purchase plan	74	134
Excess tax benefits realized from share-based compensation	302	—
Repayments of obligations under capital leases	(418)	(162)
Payments of obligations under software licensing agreements	(109)	(109)
Net cash (used in) provided by financing activities	(271)	2,815
Effect of exchange rates on cash and cash equivalents	(93)	59
Net increase in cash and cash equivalents	3,058	16,566
Cash and cash equivalents at beginning of period	33,311	8,931
Cash and cash equivalents at end of period	$36,369	$25,497

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$67	$15
Income taxes	$5,558	$142
Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from shareholder	$—	$200
Capital contribution in lieu of preferred stock dividend	$240	$240
Property and equipment acquired under capital leases	$1,306	$1,024
Accounts payable for property and equipment	$545	$—

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

2)                                     Restatement of Condensed Consolidated Financial Statements

On April 7, 2014, Diligent filed Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 (the “10-K Amendment”) and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2013 (the “10-Q Amendment”) with the SEC.   The 10-K Amendment and the 10-Q Amendment contain restated financial information for the fiscal years ended December 31, 2012 and 2011, the quarterly periods within such fiscal years and the quarterly period ended March 31, 2013.    Each of the errors identified in the restatement are discussed in more detail below, and tables are included illustrating the impact of those errors on the Company’s previously issued interim condensed consolidated financial statements for the three and nine months ended September 30, 2012.

We have concluded that revenue recognition of our subscription fees for our Diligent Boardbooks service should commence on the date the service is made available to the customer, as determined by the date the customer has full access to the product.  Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls. We have corrected recognition of revenue to prorate revenue on a daily basis starting on the date at which access is provided, which is generally later than the contract date.  Additionally, we have concluded that installation fees charged for initial set-up of our product and training should be recognized ratably over the expected life of the customer relationship, which is estimated to be nine years, rather than over the initial contract period, generally one year, as had been our historical practice.  The effect of correcting these two errors was to reduce previously reported revenue and increase previously reported deferred revenue by $1.0 million and $3.4 million for the three and nine months ended September 30, 2012, respectively.

The Company previously recorded sales commissions earned by account managers by recognizing them immediately in the period earned. In order to more appropriately match expenses with the related revenue and to be consistent with how the Company recognizes commissions for its sales staff, the

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Company has changed the method of recognizing commission expense for account management personnel, by amortizing commissions over the related contract period, generally twelve months. The effect of correcting this error decreases commissions by $172 thousand and $420 thousand for the three and nine months ended September 30, 2012, respectively. In addition, the Company historically netted deferred commissions against accrued expense. They are now presented as a separate line item on the condensed consolidated balance sheet as “Deferred Commissions”.

The Company has historically not collected state sales tax on the sale of its subscription service. The Company has determined that it should have collected sales tax in certain states and may also have exposure in several other states, accordingly, the Company has recorded a provision of $117.5 thousand and $352.5 thousand in general and administrative costs and accrued expense for the three and nine months ended September 30, 2012, respectively. The resulting cumulative provision as of September 30, 2013 related to the uncollected sales tax is $1.3 million. We intend to start collecting and remitting sales tax in certain states in 2014.

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

The following is a reconciliation of the previously reported condensed consolidated statements of income and statement of cash flow amounts to the restated amounts.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Income

(in thousands, except per share amounts)

Three Months Ended September 30, 2012

	As
	Previously		As
	Reported	Adjustments	Restated

Revenues	$11,830	$(999)	$10,831
Cost of revenues (excluding depreciation and amortization)	2,648	(172)	2,476
Gross profit	9,182	(827)	8,355

Operating expenses:
Selling and marketing	2,276	48	2,324
General and administrative	2,045	117	2,162
Research and development	576	—	576
Depreciation and amortization	337	(3)	334
Total operating expenses	5,234	162	5,396
Operating income	3,948	(989)	2,959

Other income, net:
Interest income, net	26	(4)	22
Foreign exchange transaction gain	39	—	39
Total other income, net	65	(4)	61

Income before (benefit) for income taxes	4,013	(993)	3,020
Income tax benefit	1,110	(5,172)	(4,062)
Net income	$2,903	$4,179	$7,082

Accrued preferred stock dividends	(89)	—	(89)
Net income attributable to common stockholders	$2,814	$4,179	$6,993

Net income per share:
Basic	$0.03	$0.03	$0.06
Diluted	$0.02	$0.04	$0.06
Weighted average shares outstanding:
Basic	82,068	32,667	114,735
Diluted	119,977	(4)	119,973

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Income

(in thousands, except per share amounts)

Nine Months Ended September 30, 2012

	As
	Previously		As
	Reported	Adjustments	Restated

Revenues	$30,163	$(3,386)	$26,777
Cost of revenues (excluding depreciation and amortization)	7,241	(420)	6,821
Gross profit	22,922	(2,966)	19,956

Operating expenses:
Selling and marketing	6,294	24	6,318
General and administrative	6,161	402	6,563
Research and development	1,630	—	1,630
Depreciation and amortization	833	(11)	822
Total operating expenses	14,918	415	15,333
Operating income	8,004	(3,381)	4,623

Other income, net:
Interest income, net	127	(16)	111
Foreign exchange transaction gain	24	—	24
Total other income, net	151	(16)	135

Income before (benefit) for income taxes	8,155	(3,397)	4,758
Income tax (benefit) expense	1,894	(5,534)	(3,640)
Net income	$6,261	$2,137	$8,398

Accrued preferred stock dividends	(270)	—	(270)
Net income attributable to common stockholders	$5,991	$2,137	$8,128

Net income per share:
Basic	$0.07	$0.00	$0.07
Diluted	$0.05	$0.02	$0.07
Weighted average shares outstanding:
Basic	81,918	32,667	114,585
Diluted	119,590	656	120,246

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Cash Flows

(in thousands)

Nine Months Ended September 30, 2012

	As Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	6,261	2,137	8,398
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(293)	(4,513)	(4,806)
Depreciation and amortization	833	(11)	822
Share-based compensation	1,030	—	1,030
Allowance for doubtful accounts	—	50	50
Changes in operating assets and liabilities:
Accounts receivable	(858)	619	(239)
Deferred commissions	—	(122)	(122)
Prepaid expenses and other assets	(122)	30	(92)
Security deposits	(136)	—	(136)
Accounts payable and accrued expenses	103	80	183
Income taxes payable	2,019	(1,055)	964
Deferred revenue	5,934	2,769	8,703
Other	74	16	90
Net cash provided by operating activities	14,845	—	14,845
Cash flows from investing activities:
Purchases of property and equipment	(1,153)	—	(1,153)
Net cash used in investing activities	(1,153)	—	(1,153)
Cash flows from financing activities:
Repayment of note receivable from shareholder	3,072	—	3,072
Payment of preferred stock dividend	(120)	—	(120)
Proceeds from exercise of stock options and purchase of shares under stock purchase plan	134	—	134
Repayments of obligations under capital leases	(162)	—	(162)
Payments of obligations under software licensing agreements	(109)	—	(109)
Net cash used in financing activities	2,815	—	2,815
Effect of exchange rates on cash and cash equivalents	59	—	59
Net increase in cash and cash equivalents	16,566	—	16,566
Cash and cash equivalents at beginning of period	8,931	—	8,931
Cash and cash equivalents at end of period	25,497	—	25,497

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$15	$—	$15
Income taxes	$142	$—	$142
Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from shareholder	$200	$—	$200
Property and equipment acquired under capital lease agreements	$1,024	$—	$1,024
Capital contributions in lieu of preferred stock dividend	—	$240	$240

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3)                                     Investigations and restatement

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

The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on NZSX, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It has recommended, and the Board fully endorsed, that the Company work with its regulators to resolve these issues. In September 2013 the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $15 thousand as a penalty to the NZX Discipline Fund and NZ $4 thousand towards the costs of NZXR.

Costs for the Special Committee for the nine months ended September 30, 2013 were $2.3 million. An additional $0.3 million incurred in the fourth quarter of 2012.  Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, NZX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified.

Audit Committee Investigation

On July 2, 2013 the Audit Committee of the Board of Directors engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company’s financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under US GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

investigation resulted in no finding of intentional misconduct or fraud.  Costs of the investigation for the three and nine months ended September 30, 2013 were $0.2 million with additional costs to be incurred in the fourth quarter of 2013 and consisted of legal fees.

Restatement and Re-audit Engagements

In August, 2013, the Company announced that its historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April of 2014. Costs for the restatement and re-audits incurred during the three and nine months ended September 30, 2013 were $0.8 million, with additional costs to be incurred in the fourth quarter of 2013 and the first quarter of 2014.  These costs are comprised of professional fees incurred for accounting, auditing and consulting services and restatement bonuses.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Short-term investments — Short-term investments consist of U.S. treasury bills with original maturities of more than three years at the time of purchase and term deposits which are short-term investments with banks, with maturities greater than three months at inception.

Fair value of financial instruments — The fair value of the Company’s accounts receivable, accounts payable and accrued expenses and other liabilities approximates book value due to their short term settlements.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Accounts receivable — The Company generally invoices its customers on an annual or quarterly basis.  Accounts receivable represents amounts due from our customers for which revenue has been recognized.    A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

information.  At each of September 30, 2013 and December 31, 2012, the Company has recorded a provision for doubtful accounts of $100 thousand.

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

Share-based compensation — - The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units are estimated using the market price of the Company’s common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Earnings per share - Basic earnings per share is computed by dividing the net income attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common and preferred shares outstanding for the period. The preferred stockholders are entitled to participate on an “as converted” basis in any dividends paid on the Company’s common stock, and as such are considered participating securities to which earnings should be allocated using the two-class method.

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except that 360 thousand stock options have been excluded for the three and nine months ended September 30, 2013, respectively because their effect is antidilutive.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Basic weighted average common shares outstanding	83,776	82,068	83,755	81,918
Basic weighted average preferred shares outstanding	32,667	32,667	32,667	32,667
Basic weighted average shares outstanding	116,443	114,735	116,422	114,585
Dilutive effect of stock options	5,218	5,238	5,404	5,661
Dilutive effect of restricted stock units	83	—	37	—
Dilutive weighted average shares outstanding	121,744	119,973	121,863	120,246

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

6)                                    Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of September 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

At September 30, 2013, cash equivalents include investments in U.S. treasury bill of $6 million and U.S. treasury money markets of $18 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.   At September 30, 2013, short-term investments include investments in U.S. treasury bills of $11 million, which are carried at cost which approximates fair value.

At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $11 million and U.S. treasury money market funds of $13 million.  At December 31, 2012, the Company had a term deposit, included in short-term investments, with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZ$125 thousand (US$103 thousand) bore interest at 4.4% and matured March 15, 2013.

7)                                     Redeemable Preferred Stock

On March 11, 2009, the Company issued 30 million shares of Series A Preferred Stock at $0.10 per share in a private offering, for aggregate gross proceeds of $3.0 million.  Expenses relating to the preferred stock issuance were $139 thousand.

The carrying value of the Preferred Stock at September 30, 2013 and December 31, 2012 is as follows:

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	September 30,	December 31,
	2013	2012
	(in thousands)
Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)
	2,861	2,861
Dividends paid by issuance of paid-in-kind shares	267	267
Cumulative amortization of issuance costs	126	105
Carrying value	$3,254	$3,233

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

In 2013, the Company anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $270 thousand for the nine months ended September 30, 2013 are included in accrued expenses.

Spring Street Partners, L.P., a holder of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 3, 2013 of $240 thousand.  This was recorded as a capital contribution in 2013 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the Chairman of the Board of Directors of the Company and the holder of 4.2 million shares of common stock of the Company.

Spring Street Partners, L.P., waived its right to the preferred stock dividend payable on January 4, 2012 of $240 thousand.  This was recorded as a capital contribution in 2012 when waived.

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

The Company’s non-executive directors, other than the chairman of the Board, will receive a stock grant for 2013 service with a total value of $80 thousand, which will be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year. As of September 30, 2013 no shares have been issued to the non-executive directors as their issuance has been deferred until the earlier of the date on which the Company files a Registration Statement on Form S-8 with the Securities and Exchange Commission and March 15, 2014. On March 14, 2014, the Company issued 86.5 thousand restricted shares to its directors based on the volume weighted average trading price of the Company’s common stock on its primary trading market for the 20 trading days immediately prior to such date. The grant for 2013 service was pro-rated for any director who served on the Board for less than the full calendar year.

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

The information below includes the stock options subject to cancellation because they are outstanding at September 30, 2013 (see Note 11, Subsequent events).

A summary of stock option activity for the quarter ended September 30, 2013 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
	(in thousands)
Outstanding at January 1, 2013	8,318	$0.85	7.82 years
Granted	360	6.20
Exercised	(190)	0.39
Cancelled	(250)	0.46
Forfeited	—
Outstanding at September 30, 2013	8,238	1.10	7.19 years
Exercisable at September 30, 2013	3,753	0.23	6.05 years

Restricted Stock Units — As noted above, in June 2013, the Company agreed to issue 150,000 Restricted Stock Units (“RSUs”) as replacement compensation for the 250,000 stock options issued to an

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

employee of the Company in excess of the 2010 Plan cap.  In June 2013, the shareholders of the Company approved the 2013 Plan, under which the Company had agreed to issue 164,000 RSUs to two officers, which vest 25% per year over the next four years, as long as the officers remain in the employ of the Company on each vesting date.  The fair market value of the stock on the date of grant of the RSUs was $5.38 per share.  A summary of RSU activity is as follows:

	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested January 1, 2013	—	—
Granted	314	$5.38
Vested	—	—
Forfeited	—	—
Nonvested September 30, 2013	314	$5.38

The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of our common stock on that date.

For the three and nine months ended September 30, 2013 the Company recognized aggregate share-based compensation expense related to stock option and RSUs of $556 thousand and $1.2 million, respectively. Total share-based compensation expense recognized for the three and nine months ended September 30, 2012 was $433 thousand and $1.0 million, respectively. At September 30, 2013 there was $3.8 million of unrecognized share-based compensation expense which includes $3 million for stock options and $816 thousand for RSUs that will be recognized over the next 4.25 years.  Such amount does not include any impact of the CEO Substitute Remuneration Package.

9)                                     Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate.  The income tax provision for both the three and nine months ended September 30, 2013 provides income taxes at an effective rate of 38%.  The Company recorded a net income tax benefit for the three and nine months ended September 30, 2012, resulting in effective tax rates of (135)% and (77)%, respectively.  Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance against all of its U.S. net deferred tax assets at December 31, 2011.  In the third quarter of 2012, management determined that the Company was no longer in a cumulative loss position and it was more likely than not that the Company’s net deferred tax assets would be realized through future taxable income.  Accordingly the Company released the valuation allowance previously provided.  This resulted in a deferred tax benefit for the quarter and nine months ended September 30, 2012 which exceeded the current tax provision, resulting in a net tax benefit.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10)                              Contingencies

Sales tax risk - States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. The Company has recorded a provision related to uncollected sales tax of $183 thousand and $549 thousand in general and administrative costs and accrued expense for the three and nine months ended September 30, 2013, respectively.  The resulting cumulative provisions as of September 30, 2013, related to uncollected sales tax is $1.3 million. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company expects to record compensation expense of $2.9 million in the second half of 2013 relating to the replacement award of which $1.0 million was recognized in the third quarter.  The replacement award is expected to result in compensation cost of $3.1 million in 2014, $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

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

Restatement

The following management’s discussion and analysis reflects the restatement of our condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and our statement of cash flows for the nine months ended September 30, 2012 as described in Part I, Item 1 of this Form 10-Q.

We have made the following corrections to our historical financial statements in connection with the restatement:

•                  We have concluded that revenue recognition of our subscription fees for our Diligent Boardbooks service should not commence until the date the service is made available to the customer, as determined by the date the customer has full access to the product.  Our historical practice was to consider the contract date to be the service commencement date, and to begin revenue recognition as of the beginning of the month in which the contract date falls. We have corrected recognition of revenue to prorate revenue on a daily basis starting on the date at which access is provided, which is generally later than the contract date.  Additionally, we have concluded that installation fees charged for initial set-up of our product and training should be recognized ratably over the expected life of the customer relationship, which is estimated to be nine years, rather than over the initial contract period, generally one year, as had been our historical practice.  The effect of correcting these two errors was to reduce previously reported revenue and increase previously reported deferred revenue by $1.0 million and $3.4 million for the three and nine months ended September 30, 2012, respectively.

•                  The Company previously recorded sales commissions earned by account managers by recognizing them immediately in the period earned. In order to more appropriately match expenses with the related revenue and to be consistent with how the Company recognizes commissions for its sales staff, the Company has changed the method of  recognizing commission expense for account management personnel, by amortizing  commissions over the related contract period, generally twelve months. The effect of correcting this error decreases commissions by $172.4 thousand and $419.8 thousand for the three and nine months ended September 30, 2012, respectively. In addition, the Company historically netted deferred commissions against accrued expense. They are now presented as a separate line item on the condensed consolidated balance sheet as “Deferred Commissions”.

•                  The Company has historically not collected state sales tax on the sale of its subscription service. The Company has determined that it should have collected sales tax in certain states and may also have exposure in several other states, accordingly, the Company has recorded a provision of $117.5 thousand and $352.5 thousand in general and administrative costs and accrued expenses for the three and nine months ended September 30, 2012, respectively. The resulting cumulative provision as of September 30, 2013 related to the uncollected sales tax is $1.3 million. We intend to start collecting and remitting sales tax in certain states in 2014.

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

In general, the restatement had the effect of shifting revenue and profits from the periods covered by this Quarterly Report on Form 10-Q to future periods. The restatement does not call into question the existence of our total previously reported revenue but does change the time period over which such previously reported amounts will be recognized as revenue.

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

Accounts receivable — The Company generally invoices its customers on an annual or quarterly basis.  Accounts receivable represents amounts due from our customers for which revenue has been recognized.  A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of September 30, 2013 and December 31, 2012, the Company has recorded a provision for doubtful accounts of $100 thousand.  The Company also discloses gross accounts receivable which consists of billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at September 30, 2013, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$17,770	$(15,545)	$2,225

Deferred revenue - current	$38,732	$(15,545)	$23,187
Deferred revenue - less current portion	$9,719	$—	$9,719
Total deferred revenue	$48,451	$(15,545)	$32,906

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

Investigations and Restatement. The Company’s Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. Included in investigations and restatement are the expenses relating to the Special Committee investigation, including professional fees incurred for legal, accounting and compensation consultants and compensation to be paid to Special Committee members. Investigation and restatement costs also include the costs of our Audit Committee’s investigation of the accounting errors that gave rise to the need to restate the Company’s financial statements and the costs related to the restatement of our financial statements and re-audits of the years ended December 31, 2012, 2011 and 2010, which are comprised of legal, accounting and consulting fees.

Share-Based Compensation.  Share-based compensation consists of stock, stock options and other share-based compensation awards issued to employees and contractors for services rendered. The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award.  The fair value of restricted stock units are estimated using the market price of the Company’s common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Revenues	$17,235	$10,831	$6,404	59%

The growth in total revenues of 59% for the third quarter of 2013 when compared with the third quarter of 2012 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 97% for the trailing twelve months ended September 30, 2013. The Company has continued to add subscription agreements each quarter since inception.  At September 30, 2013, the total number of client agreements (net of cancellations) was 2,305, compared with 1,808 at December 31, 2012, and 1,615 at September 30, 2012.  A net of 122 new subscription agreements were added during the third quarter of 2013, compared with 168 added in the third quarter of 2012.  The growth rate in new sales decreased in North America and Asia/Pacific and increased in EMEA (Europe, Middle East and Africa), with North America accounting for 64% of the dollar value of new subscriptions added in the third quarter, EMEA (Europe, Middle East and Africa) accounting for 21% and the remaining 15% from Asia/Pacific. Additionally, upgrades from existing customers, which represents the increase during the period in the value of existing agreements, decreased 17% over the third quarter of 2012, based on the dollar value added to existing annual contracts.

The Company recognizes subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Cost of Revenues (excluding depreciation and amortization)	$3,244	$2,476	$768	31%
% of Revenues	19%	23%

Cost of revenues is comprised of account management, customer support and information technology services.  The increase in costs of revenues is predominantly due to the increase in headcount to service the Company’s larger client base. Worldwide, employee salaries and incentive pay increased by $0.6 million, consisting of $0.2 million in account management, $0.1 million in customer support and $0.2 million in IT services.   Hosting costs increased by $0.2 million due to the increase in capacity of our existing centers.

Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 81% for the third quarter of 2013, compared with 77% for the third quarter of 2012.

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Selling and Marketing	$2,473	$2,324	$149	6%
% of Revenues	14%	21%

Selling and marketing expenses consist of $1.5 million of selling expense and $1.0 million of marketing expense. The net increase is comprised of a decrease in selling expenses of $0.5 million, offset by an increase in marketing expenses of $0.6 million.  The decrease in selling expense is primarily a result of a decrease in U.S. sales commissions, as our new sales in the U.S. have declined.

The increase in marketing expenses of $0.6 million consists of $0.4 million in the U.S. and $0.1 million in the U.K. and $0.1 million in Australia.  The Company has significantly increased its marketing initiatives in both the U.S. and the U.K.  The Company expects to further increase its marketing expense during the remainder of 2013.

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
General and Administrative	$5,371	$2,162	$3,209	148%
% of Revenues	31%	20%

The increase in general and administrative expenses of $3.2 million is comprised of an increase of $3.2 million in the U.S., a decrease of $0.1 million in the U.K. and an increase of $0.1 million in New Zealand.  The U.S. increase consists of $1.7 million relating to salaries for the Company’s executive officers and employees.  Within this increase is the accrual for the CEO’s performance cash award of $1.0 million (see Notes 3, 8 and 10).  Other increases include $0.4 million in professional fees resulting from increased compliance costs as a result of remediation measures taken to correct certain inadvertent regulatory non-compliance discussed further in Part I, Item 4 of this Quarterly Report on Form 10-Q; MIS (management information systems) expenses of $0.1 million; Directors fees and expenses of $0.1 million, due to the expansion of the Board of Directors; Occupancy and related costs of $0.3 million; Recruiting fees of $0.1 million and ERP (Enterprise Resource Planning) implementation costs of $0.4 million.

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

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Research and Development	$1,209	$576	$633	110%
% of Revenues	7%	5%

The increase in research and development expenses is primarily due to increased staffing.  In the third quarter of 2013, the Company had an additional seven people in research and development, the majority being added to the New Zealand team for product upgrades and enhancements. The Company maintains a small research and development department at its New York headquarters, which also had an increase in headcount.  Worldwide, labor costs in the third quarter of 2013 were $0.4 million higher than the third quarter of 2012.  The remaining increase of $0.2 million is as a result of employing outside consultants.

The Company expects to increase its investment in research and development over the remainder of 2013.

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Depreciation and Amortization	$515	$334	$181	54%
% of Revenues	3%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Investigations and restatement	$939	$—	$939	N/A
% of Revenues	5%

The Company incurred cost of $757 thousand related to the restatement and re-audits of it’s historical financial statements for the years ended December 31, 2012, 2011 and 2010 and $182 thousand related to the Audit Committee Investigation (see Note 3 to the condensed consolidated financial statements for a description of these activities).

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Interest Income (Expense), net	$(24)	$22	$(46)	-209%
% of Revenues	-0.1%	0.2%

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

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Foreign Exchange (Loss) Gain	$32	$39	$(7)
% of Revenues	0.2%	0.4%

The Company’s U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.  Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.   The net gain or loss is an accumulation of the effects of the foregoing transactions.  The gain in the third quarter of 2013 is due to weakening of the U.S. dollar against the GBP which caused gains on the settlement of intercompany receivables and on cash held in GBP.

	Three months ended September 30,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Income Tax Expense	$1,339	$(4,062)	$5,401
Effective Tax Rate	38%	-135.0%

Income tax expense increased significantly when compared to the comparable 2012 quarter, as the Company has become profitable and is now subject to tax in multiple jurisdictions.  The overall effective tax rate of 38% for the third quarter of 2013 is lower than the combined U.S. statutory rate for federal, state and local taxes due to lower tax rates in foreign jurisdictions. The income tax benefit of $4.1 million recorded in the third quarter of 2012 is a result of the release of the valuation allowance against the Company’s U.S. net deferred tax assets of $4.9 million in the third quarter of 2012, offset by current tax expense of $0.8 million.  Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance against all of its U.S. net deferred tax assets at June 30, 2012.  In the third quarter of 2012, management determined that the Company was no longer in a cumulative loss position and it was more likely than not that the Company’s net deferred tax assets would be realized through future taxable income.  Accordingly, the Company released the valuation allowance previously provided.  This resulted in a deferred tax benefit which exceeded the current tax provision, resulting in a net tax benefit for the quarter ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Revenues	$46,573	$26,777	$19,796	74%

The growth in total revenues of 74% for the nine months of 2013 when compared with the nine months of 2012 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 97% for the trailing twelve months ended September 30, 2013. The Company has continued to add subscription agreements each quarter since inception.  At September 30, 2013, the total number of client agreements (net of cancellations) was 2,305, compared with 1,808 at December 31, 2012, and 1,615 at September 30, 2012.  A net of 497 new subscription agreements were added through the third quarter of 2013, compared with 589 added through the third quarter of 2012.  The growth rate in new sales decreased in North America and Asia/Pacific and increased in EMEA (Europe, Middle East and Africa), with North America accounting for 67% of the dollar value of new subscriptions added through the third quarter, EMEA (Europe, Middle East and Africa) accounting for 20% and the remaining 13% from Asia/Pacific. Additionally, upgrades from existing customers, which represents the increase during the period in the value of existing agreements, increased 14% over the third quarter of 2012, based on the dollar value added to existing annual contracts.

The Company recognizes subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Cost of Revenues (excluding depreciation and amortization)	$9,017	$6,821	$2,196	32%
% of Revenues	19%	25%

Cost of revenues is comprised of account management, customer support and information technology services.  The increase in costs of revenues is predominantly due to the increase in headcount to service the Company’s larger client base. Worldwide, employee salaries and incentive pay increased by $1.9 million, consisting of $1.0 million in account management, $0.3 million in customer support and $0.6 million in IT services.   Hosting costs increased by $0.5 million due to the opening of an additional hosting center and the increase in capacity at our existing centers.  These increases were offset by a decrease due to the transfer of MIS related costs to general and administrative expenses of $0.3 million. Included within these increases are higher costs in the U.K. of $0.2 million and Australia of $0.1 million, as a result of the increase in European account management, customer support and information technology services staff and the commencement of operations in Australia in 2012 and continued growth in 2013.

Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 81% in the nine months of 2013, compared with 75% in the nine months of 2012.

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Selling and Marketing	$7,089	$6,318	$771	12%
% of Revenues	15%	24%

Selling and marketing expenses consist of $4.6 million of selling expense and $2.5 million of marketing expense. The net increase is comprised of a decrease in selling expenses of $0.8 million, offset by an increase in marketing expenses of $1.6 million.  The decrease in selling expense is primarily a result of a decrease in U.S. sales commissions, as our new sales in the U.S. have declined.

The increase in marketing expenses of $1.6 million consists of $0.9 million in the U.S. and $0.6 million in the U.K. and $0.1 million in Australia. The Company has significantly increased its marketing initiatives in both the U.S. and the U.K.  The Company expects to further increase its marketing expense during the remainder of 2013.

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
General and Administrative	$13,664	$6,563	$7,101	108%
% of Revenues	29%	25%

The increase in general and administrative expenses of $7.1 million is comprised of increases of $6.5 million in the U.S., $0.3 million in the U.K., $0.2 million in New Zealand and $0.1 million in Australia.  The U.S. increase consists of $1.6 million relating to salaries for the Company’s executive officers and employees.  Within this increase is the accrual for the CEO’s performance cash award of $1.0 million (see Notes 3, 8 and 10).  Other increases include:  an increase of $2.2 million in professional fees resulting from increased compliance costs as a result of remediation measures taken to correct certain inadvertent regulatory non-compliance discussed further in Part I, Item 4 of this Quarterly Report on Form 10-Q. Other increases include: MIS expenses of $0.4 million; share-based compensation of $0.2 million; Directors fees and expenses of $0.4 million, due to the expansion of the Board of Directors; Occupancy and related costs of $0.5 million; Recruiting fees of $0.3 million and costs associated with ERP implementation of $0.9 million.

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

We anticipate that general and administrative expenses will increase going forward due to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q, and as a result of the modification of the incentive compensation package for the Company’s CEO, as discussed further in Notes 3, 8 and 11 of the condensed consolidated financial statements.

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Research and Development	$3,088	$1,630	$1,458	89%
% of Revenues	7%	6%

The increase in research and development expenses is primarily due to increased staffing.  During the nine months of 2013, the Company had an additional seven people in research and development, the majority being added to the New Zealand team for product upgrades and enhancements. The Company maintains a small research and development department at its New York headquarters, which also had an increase in headcount.  Worldwide, labor costs during the first nine months of 2013 were $1.0 million higher than the first nine months of 2012.    An increase of $0.3 million is as a result of employing outside consultants.  The remaining increase of $0.1 million is due to travel and recruiting.

The Company expects to increase its investment in research and development over the remainder of 2013.

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Depreciation and Amortization	$1,130	$822	$308	37%
% of Revenues	2%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Investigations and restatement	$3,282	$—	$3,282	N/A
% of Revenues	7%

The Company’s Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps.  The Company incurred expenses of $2.3 million related to the Special Committee in the first two quarters of 2013.  These expenses included professional fees incurred for legal, accounting and compensation consultants, NZSX penalties and compensation paid to Special Committee members.  During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified. Additionally, the Company incurred cost of $757 thousand in the third quarter related to the restatement and re-audits of our historical financial statements for the years ended December 31, 2012, 2011 and 2010 and $182 thousand related to the Audit Committee Investigation (see Note 3 of the condensed consolidated financial statements for a description of these activities).

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)	% Change
	(in thousands)
Interest Income (Expense), net	$(58)	$111	$(169)	-152%
% of Revenues	-0.1%	0.4%

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

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Foreign Exchange (Loss) Gain	$(149)	$24	$(173)
% of Revenues	-0.3%	0.1%

The Company’s U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.  Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.   The net gain or loss is an accumulation of the effects of the foregoing transactions.  The loss through the nine months of 2013 is due to strengthening of the U.S. dollar against the GBP which caused losses on the settlement of intercompany receivables and on cash held in GBP.

	Nine months ended September 30,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Income Tax (Benefit) Expense	$3,485	$(3,640)	$7,125
Effective Tax Rate	38.3%	-77.0%

The overall effective tax rate of 38% for the first three quarters of 2013 is lower than the combined U.S. statutory rate for federal, state and local taxes due to lower tax rates in foreign jurisdictions. The income tax benefit of $3.6 million recorded in the nine months of 2012 is a result of the release of the valuation allowance against the Company’s U.S. net deferred tax assets of $4.9 million, offset by current tax expense.  Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance against all of its U.S. net deferred tax assets at June 30, 2012.  In the third quarter of 2012, management determined that the Company was no longer in a cumulative loss position and it was more likely than not that the Company’s net deferred tax assets would be realized through future taxable income.  Accordingly, the Company released the valuation allowance previously provided.  This resulted in a deferred tax benefit which exceeded the current tax provision, resulting in a net tax benefit for the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, the Company’s sources of liquidity consist of cash and cash equivalents and short-term investments of approximately $47.4 million.

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

In order to minimize credit and market risk, the Company has invested $35 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund.  The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Nine months ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$17,062	$14,845
Investing activities	$(13,640)	$(1,153)
Financing activities	$(271)	$2,815

Net Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2013 increased compared with the nine months ended September 30, 2012, primarily due to an increase in the amount of cash provided by the growth in deferred revenue compared to the prior year and an increase in accounts payable and accrued expenses.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2013 consists of purchases of computer equipment, software and leasehold improvements of $2.3 million, and net purchases of short-term investments of $10.9 million and a security deposit of $462 thousand.

Net Cash Flows from Financing Activities

During the first nine months of 2013, the Company recognized a $0.3 million excess tax benefit from the exercise of stock options, which is recorded directly to equity as additional paid-in-capital, and the receipt of $0.1 million in cash from the exercise of stock options.  This was offset by the dividend paid on the Company’s preferred stock, as well as payments under capital lease and software licensing obligations.  In 2012, cash inflows included the repayment of the note receivable from the Company’s predecessor entity of $3.1 million and $0.1 million in cash from the exercise of stock options offset by cash outflows from dividends paid on preferred stock and repayments of capital leases and software licensing agreements.

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

From time to time, the Company uses foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency.  The Company uses these instruments as economic hedges and not for speculative or trading purposes.  The fair value of the foreign currency contracts represents the amount the Company would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss.  During the nine months ended September 30, 2013 and 2012, the Company did not enter into any foreign currency contracts.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $47.4 million at September 30, 2013.  This amount was invested primarily in money market funds and government securities. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

In connection with the preparation of this Form 10-Q, the Company evaluated, as of September 30, 2013, under the supervision of and with participation from the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in the Company’s internal control over financial reporting described in the 10-K Amendment, which material weaknesses have not been fully remediated as of September 30, 2013, the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

(b)         Changes in Internal Controls.

As disclosed in Item 9A of the 10-K Amendment, the Company determined that as of December 31, 2012, the Company had material weaknesses in internal controls over financial reporting and that the Company is committed to improving its overall control environment and financial reporting processes. During the fiscal quarter ended September 30, 2013, the Company implemented several of the remedial and other actions described in the 10-K Amendment relating to the improvement of our internal controls and governance.

•                  The Company hired a new Controller in September 2013. Our new Controller has significant experience in revenue recognition with an emphasis in the software and SaaS industries and public reporting experience.

•                  The Company implemented, maintained and monitored compliance with written revenue recognition policies in accordance with GAAP, which will be regularly communicated to all accounting, sales and legal personnel.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.  On September 6, 2013 New Zealand Daylight Time, the Company issued an announcement relating to the approval by the NZ Markets Disciplinary Tribunal of a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $15 thousand as a penalty to the NZX Discipline Fund and NZ$4 thousand towards the costs of NZX Regulation.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

An investment in our common stock is subject to risks inherent in our business. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Form 10-K Amendment. Before making an investment decision, you should carefully consider the risks and uncertainties described in the Company’s 10-K Amendment together with all of the other information included in this report and in our other public filings. In addition to the risks and uncertainties described in the 10-K Amendment, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. If any of the risks and uncertainties described in the 10-K Amendment, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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