Form 10-K
period 2013-12-31
Diligent Board Member Services, Inc.
filed 2014-05-19
CIK 1433269

Use these links to rapidly review the document
CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-53205

Diligent Board Member Services, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1189601 (I.R.S. Employer Identification No.)

1385 Broadway, 19th Floor, New York, NY, 10018
(Address of Principal Executive Offices)(Zip Code)

(212) 741-8181
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, "large accelerated filer" and smaller company: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common equity held by non-affiliates as of the last business day of the registrant's second fiscal quarter, computed by reference to the last sales price as reported by NZX on June 30, 2013 of NZD 6.80 (US$5.27) per share, was US$375.8 million.

         The number of shares of the registrant's common stock outstanding as of May 11, 2014 was 86,556,610.

         DOCUMENTS INCORPORATED BY REFERENCE

         None

 EXPLANATORY NOTE

        On August 5, 2013 in the U.S., Diligent Board Member Services, Inc. ("we," "us," "our," "Diligent" or the "Company") announced that our historical financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and our interim financial statements for the fiscal quarter ended March 31, 2013, would be restated due to errors discovered in our revenue recognition review, and that our financial statements previously filed with the U.S. Securities and Exchange Commission (the "SEC") for such periods, including interim periods within such fiscal years, should no longer be relied upon. In addition, on January 28, 2014 in the U.S., we determined that due to an additional error in our historical financial statements relating to the accounting treatment of a note receivable from our predecessor entity, our historical financial statements previously filed with the SEC for the fiscal years ended December 31, 2009, 2008 and 2007, including interim periods within such fiscal years, should no longer be relied upon. The fiscal years and interim periods affected by such announcements are referred to as the "Affected Periods."

        On April 7, 2014, we filed with the SEC Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 (the "2012 10-K Amendment") and Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 (the "10-Q Amendment"). The 2012 10-K Amendment and the 10-Q Amendment contain restated financial information for the fiscal years ended December 31, 2012 and 2011, the quarterly periods within such fiscal years and the quarterly period ended March 31, 2013. Other than the 2012 10-K Amendment and the 10-Q Amendment, we have not filed amendments to (i) our Quarterly Reports on Form 10-Q previously filed with the SEC for the interim periods in the Affected Periods, or (ii) our Annual Reports on Form 10-K previously filed with the SEC for the fiscal years included in the Affected Periods (collectively, the "Affected Reports"). Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in the 2012 10-K Amendment and the 10-Q Amendment, and not on the Affected Reports or any reports, sales update press releases, or similar communications relating to the Affected Periods provided prior to February 28, 2014.

        Management evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2013 and determined that our disclosure controls and procedures were ineffective and our internal control over financial reporting was subject to multiple material weaknesses as of such date. These material weaknesses also existed as of December 31, 2012 and were previously reported in our 2012 10-K Amendment, together with our remediation plan. We continue to evaluate the sufficiency of our planned remedial measures and to dedicate substantial resources to our remediation efforts. The disclosed material weaknesses cannot be considered fully remediated until the applicable controls are implemented, operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. For a description of the material weaknesses in our internal control over financial reporting and the status of our plan to remediate those material weaknesses, see Part II, Item 9A "Controls and Procedures" of this Annual Report.

FORWARD-LOOKING STATEMENTS

        This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as "expect," "believe," "continue," and "intend," as well as similar comments, are forward-looking in nature. There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Annual Report. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

  •
  We have had to restate our historical financial statements and as a result have not been able to timely file periodic reports with the New Zealand Stock Exchange (the "NZSX") or the SEC;

  •
  As of December 31, 2013 we identified material weaknesses in our internal control over financial reporting and concluded that our disclosure controls were not effective; we must address the material weaknesses in our internal control over financial reporting and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;

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

  •
  If our security measures are breached and unauthorized access is obtained to a client's data or our data or our IT systems, our services may be perceived as not being secure, clients may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities;

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

        These risks are described throughout this Annual Report, which you should read carefully. In particular, we refer you to read the "Risk Factors" section for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report should be considered in the context of these risk factors. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by U.S. federal securities laws or the NZSX Listing Rules.

 AVAILABLE INFORMATION

        We maintain a corporate website with the address www.boardbooks.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission (the "SEC"). Accordingly, investors should monitor such portions of the website, in addition to following the Company's press releases, SEC filings and public conference calls and webcasts.

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

        Materials filed with the SEC can be read and copies made at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov containing the reports, proxy and other information filed with the SEC. Recent New Zealand regulatory filings are available on www.nzx.com.

 PART I

ITEM 1.    BUSINESS

        As used herein, unless the context otherwise requires, the terms "Company," "we," "us," "our" and words of similar import refer to the combined business of Diligent Board Member Services, Inc. and its subsidiaries.

GENERAL INFORMATION

History

        We are a Delaware corporation that was incorporated on September 27, 2007. On October 1, 2007, our accounting predecessor entity and sole stockholder at that time, Services Share Holding, LLC (previously known as Diligent Board Member Services, LLC and referred to in this document as "SSH LLC"), contributed substantially all of its assets and its Diligent Boardbooks ®(1) business to Diligent Board Member Services, Inc. SSH LLC was founded in 1994 and developed complex database-driven software for large and small companies until 2003, when it shifted its focus to corporate governance service delivery software.

Company Overview

        We develop and sell a software application called Diligent Boardbooks. We deliver Diligent Boardbooks as a service via all major browsers and on certain major mobile device operating systems, including the iPad and Windows-supported tablets. Our Diligent Boardbooks secure board portal speeds and simplifies how meeting materials are produced, delivered and reviewed. The service provides directors and management with immediate access to time sensitive and confidential information online and offline, along with the tools to review, discuss and vote. Work flow features get board materials out more efficiently and serves to free up internal administration and IT resources, Using the Diligent board portal, corporate executives can streamline board communications and discussions, helping to improve the quality of leadership decisions. Each of our clients enters into a service agreement whereby we agree to provide and support the Diligent Boardbooks service. Diligent provides clients with subscription-based access to its software and also provides associated services including securely hosting the clients' data, customer service and support for the application.

        The Diligent Boardbooks product features an on-screen interface that looks and works like a book and displays documents in single pages, from a secure central database. The software can be accessed via either the iPad or Windows apps, the OneClick client or using a personal computer browser, and lets directors swipe or click to navigate easily throughout the entire virtual book.

        Diligent uses the Software-as-a-Service ("SaaS") model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients' data. Under this model, Diligent offers annual renewable subscriptions for customer access to its Diligent Boardbooks product which is hosted on Diligent's secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

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

        The first phase of our business focus was developing and testing the Diligent Boardbooks system, building a loyal core customer base for the product, and promoting product awareness through

(1)
Diligent Boardbooks is a registered trademark of Diligent Board Member Services, Inc.

exposure in print media. During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities. By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Diligent Boardbooks product. By 2009 we entered the customer acquisition phase of our business and in 2010 saw the introduction of the Diligent Boardbooks iPad app sharply accelerate demand. By 2013 we saw adoption across a number of new markets, and benefited from continued referrals and growth from our existing client base.

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

  •
  Growth (2009-2011).  Despite the global economic crisis, the Company's revenues grew from $5.0 million in 2009 to $15.6 million in 2011.

  •
  Scale (2012 and forward).  By year end 2013, Diligent saw the start of global scaling of its Diligent Boardbooks product with clients in 40 countries. Total revenues per year increased from $15.6 million in 2011 to $64.8 million in 2013.

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

        Our common stock is listed on the New Zealand Stock Exchange and trades under the symbol "DIL."

  Activities of Foreign Subsidiaries

        The Company has the following wholly-owned foreign subsidiaries:

Diligent Board Member Services NZ Limited ("DBMS NZ")	New Zealand
Diligent Boardbooks Limited ("DBL")	United Kingdom
Diligent APAC Board Services Pte. Ltd. ("APAC")	Singapore
Diligent Board Services Australia Pty. Ltd. ("DBA")	Australia
Diligent APAC Limited	Hong Kong
Diligent Boardbooks GmbH	Germany

        DBMS NZ primarily provides research and development services for the Company, as well as customer support and account management. DBL provides European sales, marketing, account management, customer support and IT support. APAC provides Asia-Pacific sales and marketing services. DBA began operations in 2012 and provides sales and marketing in Australia and New Zealand. In December 2012, the Company formed Diligent APAC Limited in Hong Kong, which has had no operations to date. In February, 2014, the Company formed Diligent Boardbooks GmbH, which holds the Company's German data center operations. The Company has no domestic subsidiaries.

Market Opportunity

        The digital board portal industry can be described as a two tier market consisting of both mature and emerging markets. The U.S., Canada, U.K. and Australia have higher awareness and adoption rates, with growth now starting to take hold in a number of new board portal markets in all major regions of the world. Financial information regarding our revenue, by geographic location of the customer, and long-lived assets located outside the Americas is included in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Our client base was initially comprised of blue chip companies predominantly in the financial services sector. These entities were prime prospects because their board materials are crucial to effectively managing the corporate governance process. Public recognition by prominent publications helped us become a leader in the provision of board portal software in this sector, as have referrals from a substantial number of directors using the product. We believe additional opportunities remain in the global financial services sector as well as industries with greater regulatory and compliance requirements, and specific country sectors with "paperless" environmental mandates.

        In addition to the financial services sector, Diligent has expanded into numerous other sectors as well, including banking, insurance, utilities, oil and gas, retail, consumer products, manufacturing, construction, telecommunications, health care, universities, not-for-profits and government in the Americas (U.S., Canada, Latin America and the Caribbean), EMEA (Europe, Middle East and Africa) and the Asia Pacific region. While the newer geographic regions are showing strong growth, North America still remains our largest market, with approximately 32% of the Fortune 1000 companies using Diligent Boardbooks.

        In 2013, Diligent achieved revenue of $64.8 million, a year-to-year increase of 65.5%. We believe the Company's ability to continue to significantly grow its recurring income each quarter confirms that its SaaS business model is strongly positioned for the future.

        We further believe the drivers behind Diligent's significant sales growth include:

  •
  Greater brand recognition of the Diligent Boardbooks product,

  •
  A highly focused and knowledgeable sales force,

  •
  Shorter sales cycle driven by the increasing awareness of board portals and Diligent's category leadership position,

  •
  Ongoing product innovation including the Apple iPad version of Diligent Boardbooks, upgrade to iPad 1.8 as of December 2013,

  •
  High customer confidence in, and satisfaction with, the product; supporting a trend where existing clients continue to upgrade services, add new users and provide new client referrals. The Company's client retention rate in 2013 was 97%, and

  •
  Untapped and developing opportunities in international markets.

Our Product Strengths

        The market for our Diligent Boardbooks system is extremely competitive. Our ability to differentiate our offering from the competition is based on a number of factors, the most significant of which are described below.

        Established Brand.    We began development in early 1998 ahead of many of our competitors. As a result, we believe our brand is more established in the marketplace. We are also investing to continue to build brand awareness and leadership.

        Ease of Use.    Diligent Boardbooks portal looks and works just like a book - making it incredibly intuitive and easy to use. Directors can click or swipe single pages, or navigate off the agenda. This "ease of use" has been one of the many key elements to Diligent Boardbooks' popularity among executives with little time to learn a new system.

        Flexible Online and Offline Viewing.    Diligent Boardbooks may be viewed online or offline via Internet or Wi-fi on the user's tablet or computer. The offline version of Diligent Boardbooks allows a user to download a secure encrypted database of their own corporation's entire Diligent Boardbooks database. This allows meetings to be run off-site without an Internet connection. The same book-like interface is used to view offline as well as online. This system is secured through high-level security and encryption technology.

        Additionally, when paper copies are requested, Diligent Boardbooks has a "Print Book" feature that allows directors to print the entire collated boardbook complete with page numbers, agenda-related footers and more. This feature is controlled by the user, allowing a page, a tab or a whole book to be printed. This is a password-specific functionality controlled by the users.

        Offline Synchronization.    The main distinction between Diligent Boardbooks and other systems is that Diligent Boardbooks maintains a single copy and does not download information that has already been downloaded, making synchronization an efficient and rapid process. Accordingly, there is no risk of having multiple copies or outdated documents floating on devices or personal computers.

        Regular Upgrades.    The Diligent Boardbooks software is regularly updated by our software development team. Updates are applied automatically and users receive the benefit of enhanced functionality without the inconvenience of software reinstallation.

        Application Security.    We designed a powerful and secure network to promote protection and availability of client data. Primaries, secondaries and fail-over servers and systems are located in geographically diverse locations for application and data delivery security. An automated intrusion detection system blocks malicious activity and reverse proxy authentication provides another barrier of protection for sensitive data. For complete security, each individual Diligent Boardbooks user has a distinct user name and password that is required to access the Diligent Boardbooks site. All data is encrypted.

        We have been SSAE 16/ ISAE 3402 Type 2 (SOC 1) or SAS 70—Series II Audited (Statement on Auditing Standards—Service Organizations) audited for eight consecutive years.

        Global Support.    We serve the highest level officers and directors of some of the largest companies in the world. To assist with completely meeting the expectations of these individuals and their key employees, we have staff in seven countries. Our support team is trained to work with its high-level clients to solve any problem a user might encounter.

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

Business Model

        We use the SaaS model to distribute our Diligent Boardbooks software to the market and maintain the security and integrity of our clients' data. Under this model, we grant customer access to our Diligent Boardbooks product, which is hosted on our secure servers, and offer a complete suite of related services including training, support, data migration and data security/backup.

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

  •
  The success of on-demand services in the consumer market (e.g., Google, iTunes and YouTube) have made accessing content and services commonplace in professionals' personal lives. Professionals are now demanding similar features in business software; and

  •
  The success of early leaders such as salesforce.com has demonstrated the viability and value proposition of the SaaS model.

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

Marketing; Growth Strategy

        We believe building a successful sales and marketing team to present to and serve the boards of the world's major corporations is a significant undertaking. Staff must have a deep understanding of corporate governance issues while also being able to interact credibly with the board members and senior executives of major U.S. and international corporations.

        We believe the Company has built a team with deep experience in business-to-business, technology and governance marketing and sales. We believe we have taken a prominent position in key channels to build awareness with target audiences. We have built strategic relationships and invested in the preeminent groups and communities serving board members and their administrative teams in a number of regions. We have committed to provide an educational series on the latest developments in technology in the boardroom and best practices in how organizations are using board portals -through white papers and at conferences, webinars and invitation-only events, as well as through private one-on-one information sessions provided by our sales force. Lastly, we are working closely with clients to highlight their success in using the Diligent Boardbooks board portal to improve governance and board communications.

Intellectual Property

        We have protected our unique graphical user interface by copyright. We have registered our "Diligent Boardbooks" trademark and will continue to take steps to protect our intellectual property.

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

Customers and Certain Contracts

        We serve major corporations and a variety of private firms, non-profits and government agencies globally and across multiple industry sectors. While confidentiality arrangements limit Diligent from disclosing its client base, those who have permitted disclosure include Air New Zealand, Bombardier, Centennial Coal, First Rand Bank, Gwinnett Medical Center, Goodman Property, Heineken, International Personal Finance, Kingfisher, NZ Rugby Union, Sydney Airport, Randstad Holding and Rio Tinto. We have implemented Diligent Boardbooks for over 3,400 boards and 72,000 users, with 32% of the Fortune 1000 companies and 37% of the U.K. FTSE 100 companies using our board portal.

Research and Development

        Our research and development efforts are now focused on improving and enhancing our Diligent Boardbooks system. Research and development costs were $ 4.5 million, $2.3 million and $1.5 million for the years 2013, 2012 and 2011, respectively.

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

        We believe the principal factors that generally determine a company's competitive advantage in the market in which Diligent Boardbooks competes are:

  •
  software development capabilities;

  •
  functionality and reliability of products and services;

  •
  competitive sales and marketing capabilities;

  •
  high quality support services;

  •
  proven testing record of software products and services; and

  •
  market share.

        We believe that we compete favorably regarding each of these factors.

Regulation

        Our business is not subject to any industry-specific regulation that affects our business as currently conducted, although we are subject to general tax, corporate, securities, employment, privacy and other laws and regulations that affect businesses generally. We are subject to the Listing Rules of the New Zealand Stock Exchange, New Zealand securities laws and United States securities laws, New Zealand financial reporting and audit laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance. See Item 1A "Risk Factors" regarding risks associated with our past non-compliance.

Environmental Matters

        We do not believe that the costs and effects of compliance with environmental laws will be material to our business.

Employees

        As of December 31, 2013, we had approximately 182 full-time employees. Of these, the majority are located in our New York offices. The remaining employees are located predominantly in our Christchurch, New Zealand office, which provides software and help desk support for several large corporations, as well as providing the software development of the Diligent Boardbooks product. We also have sales offices in London, Hong Kong, the Netherlands, Sydney and Montreal, and an administrative office in Wayne, New Jersey.

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

We have concluded that as of December 31, 2013, our disclosure controls were not effective and we identified material weaknesses in our internal control over financial reporting. Our adoption of remedial measures to improve our internal controls will cause us to incur additional costs in future periods. Any failure in our remediation efforts could have a material adverse effect on our ability to file required reports with the SEC, NZX or the New Zealand Registrar of Companies and report our financial results timely and accurately.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 18, 2013, we disclosed material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances. We did not follow adequate practices to ensure that such issuances and grants were in compliance with our stock option and incentive plans, New Zealand securities laws, U.S. securities laws, and New Zealand exchange listing requirements. In Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 7, 2014 in connection with the restatement of our financial statements, we disclosed multiple material weaknesses in addition to those previously identified. We lacked a sufficient compliment of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity, SSH LLC. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. As described in the "Controls and Procedures" section of this Annual Report, the Company has adopted remedial measures intended to address the material weaknesses described in our prior filings. However, management has determined that these material weaknesses still existed as of December 31, 2013 because the remedial measures had not been fully implemented and tested as of such date. In addition, management determined that our disclosure controls were ineffective as of December 31, 2013 due to the existence of these material weaknesses.

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

        We plan to implement a number of remedial measures designed to address the material weaknesses identified. If we do not successfully improve our internal controls, and remediate the material weaknesses identified in management's evaluations, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be negatively impacted, and we may be subject to litigation and regulatory actions. In addition, even if we are successful in improving our internal controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC, the NZX or the New Zealand Registrar of Companies. While management evaluates the effectiveness of our internal control over financial reporting on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.

As an "emerging growth company" we are not required to comply with the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, which may cause investors to have less confidence in our internal control over financial reporting.

        The auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act provides that a public company's independent auditor must attest to and report on management's internal control over financial reporting. Because we qualify as an "emerging growth company" under the JOBS Act, we are not required to comply with the auditor attestation requirement. The lack of an auditor attestation concerning management's assessment of our internal controls over financial reporting may cause investors to have less confidence in our internal control over financial reporting.

        We could be an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our Special Committee's review of certain stock issuances and stock option grants and our compliance with applicable regulations identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and U.S. regulatory obligations and such instances may expose us to potential regulatory actions and/or contingent liabilities.

        On December 24, 2012 in the U.S., we announced that a Special Committee of our Board of Directors had commenced an independent investigation to review certain stock and stock option grants to certain executives that may not have been issued in compliance with the relevant stock option and incentive plans. On January 18, 2013, we announced that, based on information obtained by the Special Committee relating to a portion of the historical grants under review, the Special Committee found that three option awards appeared to have exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. On the recommendation of the Special Committee, the Company announced that the option awards that exceeded the caps would be cancelled and that the Special Committee would work with the executives affected by those cancellations to develop appropriate alternative compensation packages. On December 23, 2013, the Company issued substitute awards to the Company's CEO pursuant to an Amendment to Replacement Grant Agreement, which finalized the terms of the incentive compensation package provided to the Company's CEO in substitution for certain awards that were cancelled, as described in Note 14 to the Notes to Consolidated Financial Statements included in this Annual Report.

        As part of its work regarding stock issuances and stock option grants under the relevant stock option and incentive plans, the Special Committee also reviewed the Company's compliance with applicable regulations since listing on the NZSX market in 2007, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that the Company was not, or may not have been, in compliance with its New Zealand regulatory obligations. In addition, it was noted that the Company had not registered shares authorized for grant under its stock incentive plans pursuant to the Securities Act of 1933. The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of the Company in a period of financial difficulty in the years following its listing on the NZSX market and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements.

        On March 12, 2013, the Board unanimously adopted remedial actions in response to the findings and recommendations of the Special Committee. The Special Committee investigation and findings and remedial measures adopted by our Board of Directors are described in the "Controls and Procedures" section of this Annual Report.

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

        On July 2, 2013, the Audit and Compliance Committee of the Board of Directors engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company's financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under US GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. While the Audit Committee investigation resulted in no finding of intentional misconduct or fraud, due to this practice, we may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require our management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements or other penalties.

Due to our Special Committee investigation, the restatement and reaudit of certain of our historical financial statements, and the related Audit and Compliance Committee investigation, we have incurred substantial expenses for accounting, legal and other professional services and we expect to incur additional costs in future periods.

        The restatement and reaudit of certain of our historical financial statements, the related Audit Committee investigation, and the Special Committee's investigation of our historical stock issuances and stock option grants and related matters have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $0.3 million in 2012 and $5.6 million in 2013. We expect to incur additional costs in future periods, including general and administrative expenses relating to the implementation of remedial measures to improve our internal controls and compliance with applicable regulatory requirements.

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

        The Company's US independent registered public accounting firm, Deloitte & Touche LLP has completed its audit of our financial statements in connection with this Annual Report. Given that Deloitte is a limited liability partnership, Deloitte cannot register under the Auditor Regulation Act of

2011. Accordingly, Deloitte is not and cannot be licensed under that Act. The Company therefore sought and was granted, with effect from 18 April 2014, exemptions from the Financial Reporting Act of 1993 so that it can continue to prepare its financial statements under U.S. GAAP and have them audited by an auditor that is not a licensed audit firm under the Auditor Regulation Act of 2011. The exemption notices being relied upon by Diligent are the Financial Reporting Act (Diligent Board Member Services, Inc.) Exemption Notice 2014 and Securities Act (Diligent Board Member Services, Inc.) Exemption Notice 2014 ("Exemption Notices"). The Exemption Notices are available on the Financial Markets Authority's website (http://www.fma.govt.nz/laws-we-enforce/legislation/exemption-notices/current-exemption-notices/)

        The Financial Reporting Act (Diligent Board Member Services, Inc.) Exemption Notice 2014 expires on 31 July 2015 and the Securities Act (Diligent Board Member Services, Inc.) Exemption Notice 2014 expires on 30 November 2016. The Company will need to reapply to the FMA (NZ) for new exemption notices once the Exemption Notices expire. If new exemption notices are not granted the Company will not be able to comply with its obligations in New Zealand regarding the preparation and audit of its financial statements.

Our business depends on clients renewing and upgrading their subscriptions for our services, and any decline in our client renewals or upgrades may harm our future revenue and operating results.

        Our clients have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, which is typically 12 months, and in fact, some clients have elected not to renew. In addition, our clients may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost subscriptions. Moreover, under specific circumstances, our clients have the right to cancel their service agreements before they expire. As a result, our ability to grow is dependent in part on clients renewing their subscription contracts. We may not accurately predict future trends in client renewals and upgrades and our client renewal or upgrade rates may decline or fluctuate because of a variety of factors, including our clients' satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our clients' spending levels. If our clients do not renew their subscription contracts, renew on less favorable terms, or if clients terminate subscription contracts before the end of their respective terms, our revenue may grow more slowly than expected or decline, which could adversely affect our operating results.

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

        We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2009 and 2013, our revenues increased from $5.0 million to $64.8 million. During such time, we significantly increased our sales force. We plan to expand our sales and marketing capabilities and broaden our customer support capabilities which will significantly increase our operating expenses. Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, client base, headcount and operations. We also intend to continue expanding our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. To manage our expected growth, we will have to:

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

        If we are unable to effectively manage such growth, our business may become inefficient and we may not be able to effectively compete, increase our revenues or control our expenses. See also the "Control and Procedures" section included in this Annual Report for disclosures relating to our need to hire additional compliance staff.

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

        As part of our current disaster recovery arrangements, our production environment and all of our clients' data is currently backed up and/or replicated in near real-time in a facility located in the United States and/or Canada. Companies and products added through acquisition may be temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in the need to replace facilities and related expenses. Even with the disaster recovery arrangements, our services could be interrupted. Our data center facility providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facility providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience additional costs in connection with the transfer to, or the addition of, new data center facilities.

        As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our clients' data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services.

If our security measures are breached and unauthorized access is obtained to a client's data or our data or our IT systems, our services may be perceived as not being secure, clients may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

        Our services involve the storage and transmission of clients' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our clients' data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or clients into disclosing sensitive information such as user names, passwords or other information in order to gain access to our clients' data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our clients may authorize third-party technology providers to access their data. Because we do not control the transmissions between our clients and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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

        For any intellectual property rights claim against us or our clients, we may have to pay damages, license fees and/or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products and services. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our product and service offerings which could negatively affect our business.

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

        We sell our products and services throughout the world and are subject to risks and challenges associated with international business. For example, revenues from clients outside the Americas represented approximately 25% of our total revenues for the year ended December 31, 2013, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to clients outside the United States include:

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

  •
  regional data privacy laws that apply to the transmission of our clients' data across international borders;

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

        As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments and agencies becomes more likely. For example, we believe increased regulation is occurring in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our clients' ability to use and share data, potentially reducing demand for our solutions and restricting our ability to store, process and share data with our clients.

        Our clients can use our services to store contact and other personal or identifying information regarding their customers and contacts. Federal, state and foreign governments, including the European Union, and agencies have adopted or are considering adopting laws and regulations regarding the confidentiality, collection, use and disclosure of personal information obtained from consumers and individuals in addition to laws and regulations that impact the cross-border transfer of personal information. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our clients may limit the use and adoption of our services and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our clients' customers to resist providing the personal data necessary to allow our clients to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our services in certain industries.

        In addition, the requirements imposed by data privacy laws and regulations in one jurisdiction can conflict with laws, and the demands of regulators and other governmental authorities, in other jurisdictions. For example, U.S. authorities can demand access to data that is accessible to or controlled or collected by us because we are located in the U.S., pursuant to the Foreign Intelligence Surveillance Act, Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, and other similar laws and regulations, including data collected or controlled by affiliates located outside of the U.S. If any of this data includes personal data and/or confidential information, it is possible that any such disclosure could cause us to breach data protection and privacy laws and regulations in one or more member states of the European Union or other jurisdictions.

        FISA, the Patriot Act and other similar laws and regulations could adversely affect our ability to expand internationally and attract and retain non-U.S. clients with concerns regarding the extent to which U.S. governmental and law enforcement agencies may obtain data. Such non-U.S. clients may decide that the privacy risks of storing data with a U.S.-based company may outweigh the benefits and opt to seek solutions from a company based outside of the United States. Moreover, certain foreign governments are considering mandating on-shore storage of their citizens' data. If any such requirements are adopted, it may adversely affect our ability to attract, retain or cost-effectively serve non-U.S. clients.

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

        Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

  •
  providing for a classified Board of Directors, meaning that only one-third of our Board of Directors stands for election at each annual meeting;

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

        As an entity listed on the NZSX, the takeover provisions of the listing rules apply except for the compulsory acquisition provisions of listing rules 4.8 and 4.8.5. The takeover provisions are reflected in the Company's amended and restated bylaws. These provisions restrict transfers of quoted equity securities to directors and associated persons of directors and those who hold non-public material information about the Company (each, an "Insider"). In summary, transfers are restricted where they would result in an Insider controlling more than 20% or more of the votes attached to the relevant class of quoted equity securities or if 20% or more votes are controlled, an increase occurring in excess of 5% over the preceding 12 months. In order for a restricted transfer to be affected the notice and pause process described in the NZSX takeover provisions must be followed. Additionally, the Company may be required to prepare an appraisal report in connection with any potential takeover by an Insider. This process may deter a change in control by an Insider and, therefore, limit the opportunity for stockholders to receive a premium for their shares of our common stock.

Due to the delayed filing of our periodic reports with the SEC, we have not been in compliance with SEC periodic reporting requirements and are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital.

        As a result of the delayed filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 30, 2013, our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year and there can be no assurance that we will be able to timely file such reports in the future. Should we wish to register the offer and sale of our securities to the public, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Our securities are not currently traded on any United States public markets other than periodic trading on the OTCBB.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

        Our headquarters are located at 1385 Broadway, 19th Floor, New York, NY 10018, where our primary executive, sales and administrative offices are located. We also have an ancillary administrative office located at 155 Willowbrook Boulevard, Suite 100, Wayne, NJ 07470. We have sales offices in Canada, England, Singapore and Australia. We also have an office at 49 Carlyle Street, Christchurch, New Zealand, where our software development takes place. We lease all of these properties and do not own any real property.

        We believe that our current facilities with the addition of our new office in Christchurch, New Zealand, are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. We intend to open additional sales offices as our geographic sales footprint warrants.

        We believe that our facilities are adequately covered by insurance.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

ITEM 4.    MINE SAFETY DISCLOSURES

  Not Applicable

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On December 12, 2007, we completed an offshore offering of 24,000,000 shares of our common stock to members of the public in conjunction with our listing of our stock on the New Zealand Stock Exchange. Our common stock currently trades on the New Zealand Stock Exchange under the symbol "DIL."

        Our common stock also trades periodically on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "DLBDF." Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. OTCBB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

        The following table shows the high and low sales prices for our common stock on the New Zealand Stock Exchange in New Zealand dollars.

	Price of Common Stock (NZD)
Period	High	Low
2012—1st Quarter	3.25	1.89
2012—2nd Quarter	3.80	3.20
2012—3rd Quarter	4.09	3.65
2012—4th Quarter	5.61	3.50
2013—1st Quarter	6.49	5.10
2013—2nd Quarter	8.20	6.20
2013—3rd Quarter	6.96	4.20
2013—4th Quarter	5.80	2.76

Holders

        As of May 11, 2014, there are 2,875 holders of record of our common stock.

Dividends

        We have not paid any dividends on our common stock within the past two fiscal years or during the current fiscal year.

Recent Sales of Unregistered Securities

        During the three months ended December 31, 2013, the Company did not issue any unregistered securities except as disclosed in its Current Report on Form 8-K filed with the SEC on December 24, 2013.

Issuer Purchases of Equity Securities

        During the three months ended December 31, 2013, the Company did not repurchase any shares of its common stock.

Stock Performance Graph

        The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended. The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended December 31, 2013, assuming an initial investment of $100. Data for the Standard & Poor's 500 Index and the S&P Information Technology Index assume reinvestment of dividends.

        The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Form 10-K. The consolidated balance sheet data as of December 31, 2011 are derived from audited consolidated financial statements which are not included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from unaudited consolidated financial statements which are not included in this Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
				(As restated)	(As restated)
Revenues	$64,757	$39,127	$15,584	$7,563	$5,001
Cost of revenues (excluding depreciation and amortization)	12,959	9,535	4,837	2,756	2,187

Gross profit	51,798	29,592	10,747	4,807	2,814
Operating expenses:
Selling and marketing	9,617	8,657	5,165	2,653	2,437
General and administrative	20,137	9,593	4,959	3,897	3,944
Research and development	4,497	2,276	1,533	964	730
Depreciation and amortization	1,645	1,187	579	473	419
Investigations and restatement	5,571	263	—	—	—

Total operating expenses	41,467	21,976	12,236	7,987	7,530

Operating income (loss)	10,331	7,616	(1,489)	(3,180)	(4,716)

Other income (expense), net:
Interest income (expense), net	(91)	97	168	233	358
Foreign exchange transaction gain (loss)	(236)	16	(95)	(13)	61
Other	—	—	—	—	171

Total other income (expense), net	(327)	113	73	220	590

Income (loss) before (benefit) provision for income taxes	10,004	7,729	(1,416)	(2,960)	(4,126)
Income tax expense (benefit)	3,744	(2,924)	52	24	36

Net income (loss)	$6,260	$10,653	$(1,468)	$(2,984)	$(4,162)

Accrued preferred stock dividends	(359)	(359)	(359)	(359)	(267)

Net income (loss) attributable to common stockholders	$5,901	$10,294	$(1,827)	$(3,343)	$(4,429)

Earnings (loss) per share:
Basic	$0.05	$0.09	$(0.02)	$(0.03)	$(0.04)

Diluted	$0.05	$0.09	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	116,427	114,850	114,632	117,154	115,088

Diluted	121,729	119,597	114,632	119,353	115,088

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
				(As restated)	(As restated)
Consolidated Balance Sheet Data:
Cash and cash equivalent	$43,583	$33,311	$8,931	$3,212	$1,130
Short-term investments	12,497	103	97	97	73
Total assets	78,350	47,712	15,732	5,877	3,224
Total non-current liabilities	13,872	7,504	3,254	111	191
Total liabilities	53,405	31,755	16,055	5,251	2,302
Redeemable preferred stock	3,261	3,233	3,205	3,177	3,150
Total stockholders' equity	21,684	12,724	(3,528)	(2,551)	(2,228)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the "Explanatory Note" at the beginning of this report, "Business" under Item 1, and the consolidated financial statements and the related notes thereto which appear elsewhere in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K.

        The Company develops and makes available an online software application called Diligent Boardbooks®, a web-based portal that board members, management and administrative staff use to compile, update, review and archive board materials before, during and after board meetings. The Company provides clients with subscription-based access to its software and also provides associated services including securely hosting the clients' data and customer service and support for the application.

        The Company uses the Software-as-a-Service ("SaaS") model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of its clients' data. Under this model, the Company offers annual renewable subscriptions for customer access to its Diligent Boardbooks product which is hosted on the Company's secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

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

        The Company's SaaS model addresses several difficulties found in the traditional software model and offers the following critical advantages for our company:

  •
  Highly scalable operations.  Because our clients' boards do not ordinarily meet on a daily or monthly basis, our system has the capability to support many more boards without absorbing increased costs associated with customer growth.

  •
  Better revenue visibility.  By offering renewable annual subscriptions instead of one-time perpetual licenses, the Company has much better revenue foresight. This high revenue visibility allows the Company to undertake much better planning and budgeting, with significant advantages for corporate strategy and profitability.

  •
  Lower cost of development.  The Company has developed one application that is cost-effectively shared across thousands of end users. This is considerably less expensive than developing all the permutations (databases, operating systems, etc.) needed by customers who want to run the software on their own premises. These economies allow the Company to spend resources on developing increased functionalities for its Diligent Boardbooks application instead of on creating multiple versions of the same code.

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

        On December 12, 2007 we completed a public share offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol "DIL." As a result, the Company is subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange. While our common stock trades on a periodic basis on the over-the counter bulletin board ("OTCBB"), there is no established public trading market for our common stock in the United States. However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the U.S. subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934. We are subject to the Listing Rules of the New Zealand Stock Exchange, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

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

        We define our "critical accounting policies" as those that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations or that concern the specific manner in which we apply GAAP. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

        We believe the following critical accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment.

Revenue Recognition

        The Company derives its revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to its cloud-based application that are generally one year in length. Its arrangements do not include a general right of return and automatically renew unless the Company is notified 30 days prior to the expiration of the subscription term. The Company's subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company's service and training of its customers.

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

        Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. The Company's customer contracts contain a standard "autorenew" feature which provides for one-year renewals unless either party provides written notice of termination. In addition, the Company's renewal history with its customers has been and remains at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with the Company and consequently have a very low annual attrition rate. After considering these factors, the Company determined that a nine year estimated customer life was appropriate.

        Deferred Revenue—Deferred revenue represents installation and subscription fees for which cash has been received but for which we have not yet delivered our services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in our consolidated balance sheet do not include amounts receivable (either billed or unbilled) for executed subscription agreements for which we have not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual, non-cancelable subscription agreements.

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

        Accounts Receivable—The Company generally invoices its customers on an annual or quarterly basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management's assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information. At each of December 31, 2013 and 2012, the Company has recorded a provision for doubtful accounts of $100 thousand. The Company also discloses gross accounts receivable which consists of all billings to customers for installation and subscription fees.

        The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2013, is as follows:

	Gross	Adjustment(1)	Net
	(in thousands)
Accounts receivable, net	$16,443	$(14,693)	$1,750

Deferred revenue—current	$42,121	$(14,693)	$27,428
Deferred revenue—less current portion	$10,471	$—	$10,471

Total deferred revenue	$52,592	$(14,693)	$37,899

        The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2012, is as follows:

	Gross	Adjustment(1)	Net
	(in thousands)
Accounts receivable, net	$12,299	$(10,757)	$1,542

Deferred revenue—current	$27,729	$(10,757)	$16,972
Deferred revenue—less current portion	$6,964	$—	$6,964

Total deferred revenue	$34,693	$(10,757)	$23,936

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

        General and Administrative.    General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and legal, human resources, professional fees, other corporate expenses and costs such as office space and utilities.

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

        Investigations and Restatement.    The Company's Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company's past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. Included in investigations and restatement are the expenses relating to the Special Committee investigation, including professional fees incurred for legal, accounting and compensation consultants and compensation paid to Special Committee members. Investigation and restatement costs also include the costs of our Audit Committee's investigation of the accounting errors that gave rise to the need to restate the Company's financial statements and the costs related to the restatement of our financial statements and re-audits of the years ended December 31, 2012, 2011 and 2010, which are comprised of legal, accounting and consulting fees.

        Share-Based Compensation.    Share-based compensation consists of stock, stock options and other share-based compensation awards issued to employees and contractors for services rendered. The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units and performance stock units is estimated using the market price of the Company's common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

        The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Results of Operations for the Years Ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Revenues	$64,757	$39,127	$25,630	66%

        The growth in total revenues of 66% for the year ended December 31, 2013 when compared with 2012 is primarily the result of an increase in new subscription agreements, as well as our client retention rate of 97%. The Company has continued to add subscription agreements each quarter since inception. At December 31, 2013, the total number of client agreements (net of cancellations) was 2,450, compared with 1,808 at December 31, 2012. A net of 642 new subscription agreements were added during 2013, compared with 782 added in 2012, representing a decrease of 18% in the rate of growth in new subscription agreements. The rate of growth in new sales decreased in both the Americas and Asia/Pacific regions and increased in EMEA (Europe, Middle East and Africa). Additionally, upgrades from existing customers in 2013, which represents the increase during the year in the value of existing agreements due primarily to additional users being added to the agreement, increased 4% over 2012.

        The Company recognizes subscription fees ratably over the contract period, which is generally twelve months. Accordingly, we expect that the growth in subscription agreements will be reflected by increases in revenues over the next twelve months.

Cost of Revenues and Operating Expenses

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Cost of Revenues (excluding depreciation and amortization)	$12,959	$9,535	$3,424	36%
% of Revenues	20%	24%

        Cost of revenues is comprised of account management, customer support and information technology services. The increase in costs of revenues is predominantly due to the increase in headcount to service the Company's larger client base. Worldwide, employee salaries and incentive pay increased by $2.7 million, consisting of $1.4 million in account management, $0.4 million in customer support and $0.9 million in IT services. Hosting costs increased by $0.8 million due to the increase in capacity of our existing centers. These increases were offset by a decrease due to the transfer of MIS related costs to general and administrative expenses of $0.3 million. Included within these increases are higher costs in the U.K. of $0.3 million as a result of the increase in European account management, customer support and information technology services staff. We would expect to see additional cost increases in the future as a result of the opening of our German data center.

        Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 80% for the year ended 2013, compared with 76% for the year ended 2012.

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Selling and Marketing	$9,617	$8,657	$960	11%
% of Revenues	15%	22%

        Selling and marketing expenses consist of $5.6 million of selling expenses and $4.0 million of marketing expense. The net increase is comprised of a decrease in selling expenses of $1.7 million, offset by an increase in marketing expenses of $2.6 million. The decrease in selling expenses is primarily a result of a decrease in U.S. sales commissions, as our new sales in the U.S. have declined. The increase in marketing expenses of $2.6 million consists of $1.7 million in the U.S. and $0.8 million in the U.K. and $0.1 million in Australia. The Company has significantly increased its marketing initiatives in both the U.S. and the U.K. The Company does not have a sales office in New Zealand.

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
General and Administrative	$20,137	$9,593	$10,544	110%
% of Revenues	31%	25%

        The increase in general and administrative expenses of $10.5 million is comprised of increases of $10.1 million in the U.S., $0.3 million in the U.K., $0.2 million in New Zealand and a decline of $0.1 million in Australia. The U.S. increase consists of $1.3 million relating to salaries for the Company's executive officers and employees offset by a decrease of $0.6 million in executive bonuses. Other increases include: $2.3 million in professional fees resulting from increased compliance costs as a result of remediation measures taken to correct certain inadvertent regulatory non-compliance;

$2.2 million for the performance cash awards for the CEO (see Note 14 to the consolidated financial statements); Management Information Systems (MIS) expenses of $0.2 million; share-based compensation of $1.0 million; Directors fees and expenses of $0.5 million, due to the expansion of the Board of Directors; Occupancy and related costs of $0.9 million; Recruiting fees of $0.3 million; Costs associated with an Enterprise Resource Planning (ERP) implementation of $1.4 million; Insurance costs of $0.1 million and an accrual for sales tax exposure of $0.3 million.

        The increase in the U.K. is due to the expansion of the Company's European operations, and consists principally of an increase in employee costs, including salaries and bonuses and additional support staff. The decrease in Australia is due to a reduction in salaries and the New Zealand increase is a result of an increase in salaries and recruiting expenses.

        We anticipate that the cost of remedial measures to improve our internal controls and compliance with applicable regulatory requirements, the costs associated with the ERP implementation, and the cost of the modification of the incentive compensation package for the Company's CEO, as discussed further in Note 14 of the consolidated financial statements, will continue through 2014.

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Research and Development	$4,497	$2,276	$2,221	98%
% of Revenues	7%	6%

        The increase in research and development expenses is primarily due to increased staffing in the Company's New Zealand subsidiary for product upgrades and enhancements. The Company maintains a small research and development department at its New York headquarters, which also had an increase in headcount. Worldwide, R&D labor costs increased $1.6 million, while the remaining increase is due to the employment of outside consultants for $0.4 million, $0.1 million for travel and $0.1 million in recruiting costs. During 2014, the Company expects to further increase its investment in research and development to further support increased product development.

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Depreciation and Amortization	$1,645	$1,187	$458	39%
% of Revenues	3%	3%

        The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. During 2013 and 2012, the Company made capital expenditures of $3.3 million and $3.7 million, respectively.

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Investigations and restatement	$5,571	$263	$5,308	N/A
% of Revenues	9%	1%

        The Company's Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company's past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive's options were inadvertently issued in excess of applicable plan caps. As of December 31, 2013, the Company incurred costs of $2.3 million related to the Special Committee investigation and costs of $3.3 million related to the restatement of our historical financial statements, re-audits of the years ended December 31, 2012, 2011 and 2010 and the related Audit Committee investigation. Included in investigations and restatement are professional fees incurred for legal, accounting and compensation consultants and compensation paid to Special Committee members. Costs incurred during the year ended December 31, 2012 were fees and expenses for legal counsel related to the Special Committee and estimated NZX penalties.

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Interest Income, net	$(91)	$97	$(188)	(194)%
% of Revenues	-0.1%	0.2%

        Interest income, net, includes interest income on the note receivable from our predecessor and interest on the Company's cash and cash equivalents and short-term investments which are interest-bearing, offset by interest expense on capital lease obligations. The decrease in net interest income is attributable to a decrease in interest income on the note receivable, which was repaid at the end of August 2012 and increased interest expense related to capital leases. This decrease more than exceeded the increase in interest earned on the Company's cash held in interest-bearing accounts and short-term investments.

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Foreign Exchange Gain/(Loss)	$(236)	$16	$(252)	N/A
% of Revenues	-0.4%	0.0%

        The Company's U.S. and foreign operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries' functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar, the New Zealand dollar, the British Pound and the Australian dollar. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The large decrease in 2013 is due to the strengthening of the U.S. dollar against the British Pound (GBP) which caused losses on the settlement of intercompany receivables and on cash held in GBP.

	Year ended December 31,
			Increase (Decrease)
	2013	2012
Income Tax (Benefit) Expense	$3,744	$(2,924)	$6,668
Effective Tax Rate	37.4%	-37.8%

        Income tax expense increased significantly as the Company's profits have increased and we are subject to tax in multiple jurisdictions. The Company had a net income tax benefit in 2012 as a result of the release of the valuation allowance against the Company's U.S. net deferred tax assets of $4.9 million in the third quarter of 2012. Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance against all of its U.S. net deferred tax assets at December 31, 2011. In the third quarter of 2012, management determined that the Company was no longer in a cumulative loss position and it was more likely than not that the Company's net deferred tax assets would be realized through future taxable income. Accordingly, the Company released the valuation allowance previously provided. This resulted in a deferred tax benefit for the year which exceeded the current tax provision, resulting in a net tax benefit for the year of $2.9 million.

        The Company's U.S. tax rate in 2013 was lower than the statutory rate due to lower tax rates in foreign jurisdictions, the inclusion in the U.S. tax return of the losses of our Singapore subsidiary which is a disregarded entity for tax purposes, and the availability of research and development credits in the U.S. The tax rate in 2012 was lower than the statutory rate primarily due to the utilization in 2012 of $5.3 million of net operating loss carryforwards against which the Company had previously provided a valuation allowance, and due to the inclusion in the U.S. tax return of the losses of our Singapore subsidiary which is a disregarded entity for tax purposes. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards were subject to limitation. Beginning in 2013, the Company has an annual limitation of $350 thousand of the amount of net operating loss carryforwards which may be utilized pursuant to Section 382 of the U.S. Internal Revenue Code, which imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone a significant change in ownership.

Results of Operations for the Years Ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
Revenues	$39,127	$15,584	$23,543	151%

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

Cost of Revenues and Operating Expenses

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
Cost of Revenues (excluding depreciation and amortization)	$9,535	$4,837	$4,698	97%
% of Revenues	24%	31%

        Cost of revenues is comprised of account management, customer support and information technology hosting services. The increase in costs of revenues is predominantly due to the increase in headcount to service the Company's larger client base. Worldwide, employee salaries and incentive pay increased by $3.4 million, consisting of $2.0 million in account management, $0.7 million in customer support and $0.7 million in IT services. Hosting costs increased by $0.8 million due to the opening of an additional hosting center and the increase in capacity at our existing centers. The remainder of the increase consists of higher costs in bandwidth and phone support ($0.2 million), travel ($0.1 million), and other expenses related to supporting our larger client base. Included within these increases are higher customer service and account management costs in the U.K. ($0.8 million), Australia ($0.6 million) and New Zealand ($0.4 million) as a result of the increase in European account management, customer support and IT services staff, the commencement of operations in Australia in 2012 and the addition of customer support staff in New Zealand.

        Cost of revenues increased at a lower rate than revenues, resulting in an increase in the gross profit margin to 76% for the year ended December 31, 2012, compared with 69% for 2011.

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
Selling and Marketing	$8,657	$5,165	$3,492	68%
% of Revenues	22%	33%

        Selling and marketing expenses increased by 68% in 2012 when compared with 2011 primarily as a result of an increase in salaries and commissions for the Company's worldwide sales force, the addition of staff in the U.K., and the commencement of operations in Australia.

        Selling expenses increased by $3.0 million worldwide, with salaries and commissions accounting for $2.8 million of the increase. The remainder of the increase is from recruiting, travel and other selling-related expenses. The Company's U.S. sales force is the largest and accounted for $1.5 million of the increase in salaries and commissions, with the remainder coming from the U.K. ($0.8 million), Australia ($0.3 million) and Singapore ($0.2 million). The Company does not have a sales office in New Zealand.

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

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
General and Administrative	$9,593	$4,959	$4,634	93%
% of Revenues	25%	32%

        The increase in general and administrative expenses of $4.6 million is comprised of increases of $3.4 million in the U.S., $0.7 million in the U.K., $0.3 million in Australia and $0.2 million in New Zealand. The U.S. increase consists primarily of increases in headcount, salaries and bonuses for the Company's executive officers and employees of $1.2 million. Other increases include professional fees of $0.5 million; MIS expenses of $0.5 million; share-based compensation of $0.5 million; Directors fees and expenses of $0.3 million due to the expansion of the Board of Directors; occupancy costs of $0.2 million; $0.2 million for potential sales tax exposure in the U.S. and other expenses related to the growth of the Company.

        The increase in the U.K. is due to the expansion of the Company's European operations, and includes $0.3 million in employee costs, including the addition of an executive director in the U.K., and $0.3 million in occupancy costs. The increase in Australia is due to the commencement of operations in that country, and the New Zealand increase is a result of an increase in salaries, professional fees, occupancy and recruiting expenses due to the growth of the Company.

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
Research and Development	$2,276	$1,533	$743	48%
% of Revenues	6%	10%

        The increase in research and development expenses is primarily due to increased staffing in the Company's New Zealand subsidiary for product upgrades and enhancements. The Company maintains a small research and development department at its New York headquarters, which also had a slight increase in headcount. Worldwide, R&D labor costs increased $0.6 million, while the remaining increase is due to software, internet and disaster recovery expenses.

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
Depreciation and Amortization	$1,187	$579	$608	105%
% of Revenues	3%	4%

        The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. During 2012 and 2011, the Company made capital expenditures of $3.7 million and $1.5 million, respectively, primarily for computer equipment and computer software.

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
Special committee expenses	$263	$—	$263	N/A
% of Revenues	1%	—

        The Company's Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company's past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive's options were inadvertently issued in excess of applicable plan caps. Included in Special Committee expenses are fees and expenses incurred by legal counsel through December 31, 2012, and estimated NZX penalties.

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
Interest Income, net	$97	$168	$(71)	-42%
% of Revenues	0.2%	1%

        Interest income, net, includes interest income on the note receivable from our predecessor and interest on the Company's cash and cash equivalents and term deposits which are interest-bearing, offset by interest expense on capital lease obligations. The decrease in net interest income is attributable to a decrease in interest income on the note receivable, which was repaid at the end of August 2012. This decrease more than exceeded the increase in interest earned on the Company's cash held in interest-bearing accounts.

	Year ended December 31,
			Increase / (Decrease)
	2012	2011		% Change
Foreign Exchange Gain/(Loss)	$16	$(95)	$111	117%
% of Revenues	0.0%	-0.6%

        The Company's U.S. and foreign operations have transactions with customers and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries' functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar, the New Zealand dollar, the British Pound and the Australian dollar. Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The small gain in 2012 is the result of the relative stability over the year in the currencies in which the Company transacts business, as well as the prompt settlement of intercompany receivables and payables. The loss in 2011 was primarily a result of the strengthening of the U.S. dollar against the New Zealand dollar and British Pound.

	Year ended December 31,
			Increase (Decrease)
	2012	2011
Income Tax (Benefit) Expense	$(2,924)	$52	$(2,976)
Effective Tax Rate	-37.8%	N/A

        The income tax benefit of $2.9 million in 2012 is a result of the release of the valuation allowance against the Company's U.S. net deferred tax assets of $4.9 million in the third quarter of 2012. Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance against all of its U.S. net deferred tax assets at December 31, 2011. In the third quarter of 2012, management determined that the Company was no longer in a cumulative loss position and it was more likely than not that the Company's net deferred tax assets would be realized through future taxable income. Accordingly, the Company released the valuation allowance previously provided. This resulted in a deferred tax benefit for the year which exceeded the current tax provision, resulting in a net tax benefit for the year of $2.9 million. The income tax provision in 2011 consists of foreign taxes on the Company's New Zealand subsidiary.

        The Company's U.S. current tax rate was lower than the statutory rate due to the utilization in 2012 of $5.3 million of net operating loss carryforwards against which the Company had previously provided a valuation allowance, and due to the inclusion in the U.S. tax return of the losses of our Singapore subsidiary which is a disregarded entity for tax purposes. During the second quarter of 2012, the Company completed its Section 382 study and determined that, due to changes in stock ownership in prior years, some of its net operating loss carryforwards were subject to limitation. Beginning in 2013, the Company has an annual limitation of $350 thousand of the amount of net operating loss carryforwards which may be utilized pursuant to Section 382 of the U.S. Internal Revenue Code, which imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone a significant change in ownership.

Liquidity and Capital Resources

        At December 31, 2013, the Company's sources of liquidity consist of cash and cash equivalents and short-term investments of approximately $56.1 million.

        In the early stages of the Company's history, its primary source of liquidity was the cash received from stock issuances. Through the third quarter of 2010, the Company's cash flow from operations was negative and it relied on capital infusions to sustain and grow the business, combined with cost containment activity. By the third quarter of 2010, the Company began generating positive cash flows from operations and 2010 marked the first year since inception of the Company that Diligent generated positive cash flow from operations. The Company has continued to generate positive cash flows each subsequent quarter. Additionally, in August 2012, the Company received $3.1 million in cash from the repayment of the note receivable from its predecessor entity which was due October 1, 2012. The Company has no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, its financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations.

        In order to minimize credit and market risk at December 31, 2013, the Company had invested $27.5 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. In addition, the Company invested $12.5 million in U.S. treasury instruments with maturities greater than 90 days. The remainder of our cash was held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

        As of December 31, 2013, 2012 and 2011, the undistributed earnings in our international subsidiaries were $2.9 million, $463 thousand and $187 thousand, respectively. We intend to permanently reinvest the undistributed earnings of the Company's foreign operations. We are not dependent on foreign earnings to fund our domestic operations. We believe that our existing sources of liquity will be sufficient to support our operating, capital and debt service requirements for the foreseeable future.

Cash flows

	2013	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$27,062	$22,796	$6,940
Investing activities	$(16,165)	$(2,460)	$(663)
Financing activities	$(516)	$3,972	$(554)

  Net Cash Flows from Operating Activities

        Cash provided by operating activities for the year ended December 31, 2013 increased compared with 2012, due to the increase in the amount of cash provided by the growth in deferred revenue compared to the prior year and an increase in accounts payable and accrued expenses.

  Net Cash Flows from Investing Activities

        Cash used in investing activities for the year ended December 31, 2013 consists of purchases of computer equipment, software and leasehold improvements of $3.3 million, and net purchases of short-term investments of $12.5 million and a security deposit of $462 thousand.

  Net Cash Flows from Financing Activities

        During 2013, the Company recognized a $0.3 million excess tax benefit from the exercise of stock options, which is recorded directly to equity as additional paid-in-capital, and the receipt of $0.1 million in cash from the exercise of stock options. This was offset by the dividend paid on the Company's preferred stock of $0.1 million, as well as payments under capital lease and software licensing obligations of $0.8 million. In 2012, cash inflows included the repayment of the note receivable from the Company's predecessor entity of $3.1 million and $0.6 million in cash from the exercise of stock options offset by cash outflows from dividends paid on preferred stock and repayments of capital leases and software licensing agreements.

Contractual Commitments

	Payments Due by Period(1)
	Total	Up to 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Capital Lease and Software Licensing Obligations	$1,939	$1,055	$884	$—	$—
Operating Leases	14,040	1,663	3,229	2,682	6,466

Total	$15,979	$2,718	$4,113	$2,682	$6,466

(1)
Does not include our liabilities for uncertain tax positions of $439 thousand. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 11 to our consolidated financial statements).

Off-Balance Sheet Arrangements

        The Company is not a party to any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange risk

        The Company's wholly-owned subsidiaries, DBL, DBMS NZ and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZD) and Australian Dollar (AUD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. Prior to the fourth quarter of 2012, the Company's Singapore subsidiary used the Singapore dollar as its functional currency. Effective October 1, 2012, the Company changed the functional currency to the U.S. dollar. The Company believes that the growth in this subsidiary's U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company's consolidated financial statements.

        Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

        From time to time, the Company uses foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company uses these instruments as economic hedges and not for speculative or trading purposes. The fair value of the foreign currency contracts represents the amount the Company would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss. During 2013 and 2012, the Company did not enter into any foreign currency contracts.

Interest Rate Sensitivity

        We had cash, cash equivalents and short-term investments totaling $56.1 million at December 31, 2013. This amount was invested primarily in money market funds and government securities. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Diligent Board Member Services, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Diligent Board Member Services, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Diligent Board Member Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

April 29, 2014

Diligent Board Member Services, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$43,583	$33,311
Short-term investments	12,497	103
Accounts receivable, net	1,750	1,542
Deferred commissions	1,532	2,081
Prepaid expenses and other current assets	1,936	899
Deferred tax assets	3,111	3,939
Income tax receivable	1,430	—

Total current assets	65,839	41,875
Property and equipment, net	8,228	3,913
Deferred tax assets	3,607	1,532
Security deposits	676	225
Other non-current assets	—	167

Total assets	$78,350	$47,712

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,402	$222
Accrued expenses and other liabilities	8,856	4,964
Income taxes payable	—	1,391
Deferred revenue	27,428	16,972
Obligations under capital leases	847	702

Total current liabilities	39,533	24,251
Non-current liabilities:
Deferred revenue, less current portion	10,471	6,964
Obligations under capital leases, less current portion	767	237
Deferred tax liabilities	—	31
Other non-current liabilities	2,634	272

Total non-current liabilities	13,872	7,504

Total liabilities	53,405	31,755

Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 32,667,123 shares issued and outstanding (liquidation value $5,259)	3,261	3,233

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 83,776,155 and 83,586,155 shares issued and outstanding	84	84
Additional paid-in capital	28,861	26,052
Accumulated deficit	(7,220)	(13,480)
Accumulated other comprehensive (loss) income	(41)	68

Total stockholders' equity	21,684	12,724

Total liabilities, redeemable preferred stock and stockholders' equity	$78,350	$47,712

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenues	$64,757	$39,127	$15,584
Cost of revenues (excluding depreciation and amortization)	12,959	9,535	4,837

Gross profit	51,798	29,592	10,747
Operating expenses:
Selling and marketing	9,617	8,657	5,165
General and administrative	20,137	9,593	4,959
Research and development	4,497	2,276	1,533
Depreciation and amortization	1,645	1,187	579
Investigations and restatement	5,571	263	—

Total operating expenses	41,467	21,976	12,236

Operating income (loss)	10,331	7,616	(1,489)

Other income (expense), net:
Interest income (expense), net	(91)	97	168
Foreign exchange transaction gain (loss)	(236)	16	(95)

Total other income (expense), net	(327)	113	73

Income before (benefit) provision for income taxes	10,004	7,729	(1,416)
Income tax (benefit) expense	3,744	(2,924)	52

Net income (loss)	$6,260	$10,653	$(1,468)

Accrued preferred stock dividends	(359)	(359)	(359)

Net income (loss) attributable to common stockholders	$5,901	$10,294	$(1,827)

Earnings (loss) per share:
Basic	$0.05	$0.09	$(0.02)

Diluted	$0.05	$0.09	$(0.02)

Weighted average shares outstanding:
Basic	116,427	114,850	114,632

Diluted	121,729	119,597	114,632

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$6,260	$10,653	$(1,468)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(109)	71	(1)

Comprehensive income (loss)	$6,151	$10,724	$(1,469)

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(in thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-in- Capital	Note Receivable from Shareholder	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2011	81,968	$82	$23,108	$(3,076)	$(22,665)	$(2)	(2,553)
Net loss					(1,468)		(1,468)
Other comprehensive loss						(1)	(1)

Total comprehensive loss							(1,469)
Capital contribution			200				200
Share-based compensation			908				908
Repurchase and cancellation of common stock	(225)	—	(250)				(250)
Repayment of note receivable from shareholder				4			4
Exercise of stock options	118	—	19				19
Amortization of preferred stock offering costs			(28)				(28)
Preferred stock dividend ($0.01 per share)			(359)				(359)

Balance at January 1, 2012	81,861	82	23,598	(3,072)	(24,133)	(3)	(3,528)

Net income					10,653		10,653
Other comprehensive income						71	71

Total comprehensive loss							10,724
Capital contribution			240				240
Share-based compensation			1,384				1,384
Tender of common stock in lieu of interest payment on note receivable from shareholder	(134)	—	(200)				(200)
Repayment of note receivable from shareholder				3,072			3,072
Exercise of stock options	1,849	2	543				545
Shares issued under employee stock purchase plan	10	—	30				30
Excess tax benefits—stock compensation			844				844
Amortization of preferred stock offering costs			(28)				(28)
Preferred stock dividend ($0.01 per share)			(359)				(359)

Balance at December 31, 2012	83,586	84	26,052	—	(13,480)	68	12,724

Net income					6,260		6,260
Other comprehensive loss						(109)	(109)

Total comprehensive income							6,151
Capital contribution			240				240
Share-based compensation			2,581				2,581
Exercise of stock options	190	—	73				73
Excess tax benefits—stock compensation			302				302
Amortization of preferred stock offering costs			(28)				(28)
Preferred stock dividend ($0.01 per share)			(359)				(359)

Balance at December 31, 2013	83,776	$84	$28,861	$—	$(7,220)	$(41)	$21,684

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,260	$10,653	$(1,468)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,278)	(5,440)	—
Excess tax benefits realized from share-based compensation	(302)	(844)	—
Depreciation and amortization	1,645	1,187	579
Share-based compensation	2,581	1,384	908
Allowance for doubtful accounts	—	50	—
Changes in operating assets and liabilities:
Accounts receivable	(209)	(431)	(947)
Deferred commissions	549	152	(1,512)
Prepaid expenses and other assets	(871)	(470)	(470)
Security deposits	11	(127)	129
Accounts payable and accrued expenses	4,677	1,221	2,195
Income taxes payable	(2,518)	2,236	—
Deferred revenue	13,964	13,065	7,513
Other non-current liabilities	2,508	—	—
Other	45	160	13

Net cash provided by operating activities	27,062	22,796	6,940

Cash flows from investing activities:
Purchase of short-term investments	(17,495)	—	—
Proceeds from maturity of short-term investments	5,101	—	—
Restricted cash—security deposit	(462)	—	—
Purchases of property and equipment	(3,309)	(2,460)	(663)

Net cash used in investing activities	(16,165)	(2,460)	(663)

Cash flows from financing activities:
Repayment of note receivable from shareholder	—	3,072	4
Payment of preferred stock dividend	(120)	(120)	(159)
Proceeds from exercise of stock options and purchase of shares under stock purchase plan	73	575	19
Excess tax benefits realized from share-based compensation	302	844	—
Repayments of obligations under capital leases	(626)	(254)	(96)
Payments of obligations under software licensing agreements	(145)	(145)	(72)
Repurchase of common stock	—	—	(250)

Net cash provided by (used in) financing activities	(516)	3,972	(554)

Effect of exchange rates on cash and cash equivalents	(109)	72	(4)

Net increase in cash and cash equivalents	10,272	24,380	5,719
Cash and cash equivalents at beginning of year	33,311	8,931	3,212

Cash and cash equivalents at end of year	$43,583	$33,311	$8,931

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$90	$33	$27
Income taxes	$7,158	$212	$51
Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from shareholder	$—	$200	$—
Capital contribution in lieu of preferred stock dividend	$240	$240	$200
Property and equipment acquired under capital leases	$1,306	$1,024	$118
Acquisition of software licenses	$—	$—	$389
Accounts payable for property and equipment	$1,395	$—	$742

See accompanying notes to consolidated financial statements

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

1) Organization and nature of the business

        Diligent Board Member Services, Inc. ("Diligent" or the "Company") is a global leader in web-based portals for Boards of Directors. The Company develops and sells an online software application called Diligent Boardbooks, a web-based portal that board members, management and administrative staff use to compile, update, review and archive board materials before, during and after board meetings. Diligent provides clients with subscription-based access to the software and also provides associated services including securely hosting the clients' data and customer service and support for the application.

        The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange ("NZSX"). On December 12, 2007, the Company completed its initial public offering on the NZSX. The Company's corporate headquarters are located in New York, New York.

        The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited ("DBMS NZ"), which provides research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Ltd. ("DBL") and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty. Ltd. ("DBA"), which provide sales, marketing and customer support services in their respective regions. The Company's Singapore subsidiary, Diligent APAC Board Services Pte. Ltd. ("APAC") provides sales support in the Asia-Pacific region. At the end of 2012, Diligent formed a subsidiary in Hong Kong to support its Asia-Pacific sales and marketing, which has had no operations to date.

        The Company's consolidated financial statements are presented in U.S. dollars, which is the Company's functional and reporting currency.

2) Investigations and restatement

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

        The Special Committee, assisted by attorneys in the U.S. and New Zealand, conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period. As discussed in Note 14, the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. The Special Committee was delegated the authority to develop appropriate alternative compensation packages for the affected employees. These awards were determined by the Board to be reasonable compensation at the time, and were an important incentive component of the employees' compensation packages.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

2) Investigations and restatement (Continued)

        As part of its work, the Special Committee also reviewed the Company's compliance with applicable regulations, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that Diligent was not, or may not have been, in compliance with its U.S. and New Zealand regulatory obligations.

        The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on NZSX, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It recommended, and the Board fully endorsed, that the Company work with its regulators to resolve these issues. In September, 2013 the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $15 thousand as a penalty to the NZX Discipline Fund and NZ $4 thousand towards the costs of NZXR.

        Costs for the Special Committee for the year ended December 31, 2013 were $2.3 million, with an additional $0.3 million incurred in the fourth quarter of 2012. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, NZX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified.

Audit Committee Investigation

        On July 2, 2013 the Audit Committee of the Board of Directors engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company's financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under US GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee investigation resulted in no finding of intentional misconduct or fraud. Costs of the investigation for the year ended December 31, 2013 were $0.9 million and consisted of legal fees.

Restatement and Re-audit Engagements

        In August, 2013, the Company announced that its historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April of 2014. Costs for the restatement and re-audits incurred during the year ended December 31, 2013 were $2.3 million, with additional costs to be incurred in the first quarter of 2014. These costs were comprised of professional fees incurred for accounting, auditing and consulting services and restatement bonuses.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies

        Basis of presentation—The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

        Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk.

        Short-term investments—Short-term investments consist of U.S. treasury bills with original maturities of more than three months at the time of purchase and term deposits with banks, with maturities greater than three months at inception.

        Fair Value of Financial Instruments—The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2013 and 2012, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

  i.
  Level 1 input—unadjusted quoted prices in active markets for identical instrument;

  ii.
  Level 2 input—observable market data for the same or similar instrument but not Level 1, including quoted prices for identical or similar assets or liabilities in markets that are active or not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

  iii.
  Level 3 input—unobservable inputs developed using management's assumptions about the inputs used for pricing the asset or liability.

        Level 2 inputs were utilized to determine the fair value of the Company's investments in U.S. treasury bills, U.S treasury money market funds, and term deposits. Due to the short-term nature of these investments, which mature between 90 days and 365 days, amortized cost is used to estimate the fair value.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

        At December 31, 2013, cash equivalents include investments in U.S. treasury bills of $4.5 million and U.S. treasury money markets of $23 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices. At December 31, 2013, short-term investments include investments in U.S. treasury bills of $12.5 million, which are carried at cost which approximates fair value.

        At December 31, 2012, cash equivalents include investments in U.S. treasury bills of $11 million and U.S. treasury money market funds of $13 million. At December 31, 2012, short-term investments include a term deposit with a New Zealand bank with an initial term of approximately 365 days, in the amounts of NZD 125 thousand (US$103 thousand), which approximates fair value.

        Property and equipment—Property and equipment consists of computer and office equipment, leasehold improvements and internal-use computer software. Property and equipment are carried at cost, less accumulated depreciation and amortization and any impairment losses.

        Depreciation and amortization—Depreciation on property and equipment is computed on a straight line basis at rates adequate to recover the cost of the assets over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over estimated useful lives of the assets or the term of the underlying lease, whichever is shorter. Amortization of internal-use computer software is computed on the straight-line method over its estimated useful life, which is three years. Expenditures for repair and maintenance costs are expensed as incurred.

        Impairment of long-lived assets—The Company periodically reviews the carrying amounts of its tangible and intangible assets to determine whether events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

        Revenue recognition—The Company derives its revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to its cloud-based application that are generally one year in length. Its arrangements do not include a general right of return and automatically renew unless the Company is notified 30 days prior to the expiration of the initial term. The Company's subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company's service and training of its customers.

        Revenue recognition commences when all of the following conditions are met:

  •
  There is persuasive evidence of the arrangement;

  •
  The service has been made available to the customer;

  •
  The fee is fixed or determinable; and

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

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

        Revenue from the Company's subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to the Diligent Boardbooks product. Revenue is recorded ratably through the end of the contract period, which is generally twelve months from the contract date.

        Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. The Company's customer contracts contain a standard "autorenew" feature which provides for one-year renewals unless either party provides written notice of termination. In addition, the Company's renewal history with its customers has been and remains at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with the Company and consequently have a very low annual attrition rate. After considering these factors, the Company determined that a nine year estimated customer life was appropriate.

        Deferred Revenue—Deferred revenue represents installation and subscription fees for which cash has been received but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in the consolidated balance sheet do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual, non-cancelable subscription agreements.

        Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years. Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

        Accounts receivable—The Company generally invoices its customers on an annual or quarterly basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management's assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information. At each of December 31, 2013 and 2012, the Company has recorded a provision for doubtful accounts of $100 thousand.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

        Research and development—Research and development expenses are incurred as the Company upgrades and maintains the Diligent Boardbooks software, and develops product enhancements. Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and direct costs associated with the design and required testing of the product line. The Company does not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality have been expensed as incurred as the Company has not historically maintained sufficient detail records of its development efforts to be able to capitalize such costs.

        Operating leases—The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term.

        Income taxes—The Company files U.S. federal and state income tax returns. Foreign operations file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is recorded if it is considered more likely than not that some or all of a deferred tax asset may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        Foreign exchange—The Company's wholly-owned subsidiaries, DBL, DBMS NZ and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZD) and Australian Dollar (AUD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. Prior to the fourth quarter of 2012, the Company's Singapore subsidiary used the Singapore dollar as its functional currency. Effective October 1, 2012, the Company changed the functional currency of this subsidiary to the U.S. dollar. The Company believes that the growth in this subsidiary's U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company's consolidated financial statements.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

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

        Share-based compensation—The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units and performance stock units is estimated using the market price of the Company's common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

        The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

        Segment reporting—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company's current product offering, management believes that the Company has one operating segment.

        Earnings per share—Basic earnings per share is computed by dividing the net income attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common and preferred shares outstanding for the period. The preferred stockholders are entitled to participate on an "as converted basis" in any dividends paid on the Company's common stock, and as such are considered participating securities to which earnings should be allocated using the two-class method.

        Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except that 360 thousand and 475 thousand stock options have been excluded in 2013 and 2012, respectively because their effect is antidilutive.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

        The computation of shares used in calculating basic and diluted earnings per common share is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Basic weighted average common shares outstanding	83,760	82,183	81,965
Basic weighted average preferred shares outstanding	32,667	32,667	32,667

Basic weighted average shares outstanding	116,427	114,850	114,632
Dilutive effect of stock options	5,236	4,747	—
Dilutive effect of restricted stock units	66	—	—

Diluted weighted average shares outstanding	121,729	119,597	114,632

        Recent accounting pronouncements—In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income", which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was effective for the Company as of January 1, 2013 and did not have a material impact on the Company's consolidated financial statements.

        From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements are not expected to have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company's operations.

4) Short-term investments

        At December 31, 2013, short-term investments include investments in U.S. treasury bills of $12.5 million, which are carried at cost which approximates fair value.

        At December 31, 2012, short-term investments include a term deposit with a New Zealand bank with an initial term of 365 days. The term deposit in the amount of NZD 125 thousand (US$103 thousand at December 31, 2012) bears interest at 4.4% and matured in March 2013.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

5) Property and equipment and obligations under capital leases

        Property and equipment is comprised of the following:

	December 31,
	2013	2012
	(in thousands)
Equipment	$8,523	$4,893
Computer software	2,201	1,743
Leasehold improvements	2,106	233

	12,830	6,869
Less: Accumulated depreciation and amortization	(4,602)	(2,956)

Net property and equipment	$8,228	$3,913

        Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 were $1.6 million, $1.2 million and $579 thousand, respectively.

        Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. The leases bear interest at rates ranging from 3.0% to 5.6% per annum, with monthly payments ranging from $2 thousand to $31 thousand, and maturities from September 1, 2014 through February 1, 2016.

        Each lease is secured by the underlying leased asset. Amortization of assets recorded under capital leases is included in depreciation expense. The assets relating to capital leases, included in property and equipment on the balance sheet, are as follows:

	December 31,
	2013	2012
	(in thousands)
Capital lease assets included in equipment	$1,937	$1,299
Capital lease assets included in computer software	511	190
Less: Accumulated depreciation and amortization	(579)	(321)

	$1,869	$1,168

	Year ended December 31,
	2013	2012	2011
Depreciation expense relating to capital lease assets	$417	$208	$49

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

5) Property and equipment and obligations under capital leases (Continued)

        The following is a schedule of future minimum lease payments due under capital leases and software licensing agreements as of December 31, 2013:

Year ending December 31,	Future Minimum Lease Payments (in thousands)
2014	$1,055
2015	791
2016	93

Total minimum payments	1,939
Less interest portion of payments	(88)
Less executory costs	(237)

Present value of minimum payments	$1,614

6) Derivatives

        From time to time, the Company uses foreign currency option and forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency. The Company did not enter into any foreign currency contracts in 2013 or 2012. At December 31, 2011, the Company had three foreign currency forward exchange contracts outstanding to purchase NZD 525 thousand in the aggregate, which matured in the first quarter of 2012. As of December 31, 2011, the fair value of these contracts resulted in a gain of $15 thousand which was recorded in foreign currency transaction gain/loss and prepaid expenses and other current assets.

7) Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued commissions, bonuses, and payroll	$1,762	$2,705
Performance cash awards	1,564	—
Equipment maintenance contracts	152	243
Special Committee and other one-time costs	1,836	263
Accrued Value Added Tax and Goods and Services Tax for foreign subsidiaries	464	231
Software license commitments	72	259
Accrued Sales Taxes	1,468	736
Accrued preferred stock dividend	359	359
Other (individually less than 5% of total current liabilities)	1,179	168

Total accrued expenses and other liabilities	$8,856	$4,964

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

8) Line of credit facility

        In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. ("the Lender") pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company. The Lender is the holder of approximately 22 million shares of the Company's Series A Preferred Stock and 4.2 million shares of the Company's common stock. The founder and managing partner of the Lender is also the Chairman of the Board of Directors of the Company.

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

9) Related party transactions

        Marketing expense—During the years ended December 31, 2012 and 2011, the Company incurred marketing expenses of approximately $61 thousand and $228 thousand respectively for services rendered by an entity owned by a stockholder of the Company.

        Line of Credit—The line of credit described in Note 8 was with a related party, as Spring Street Partners, L.P. is a significant stockholder in the Company.

        Payables to related parties—There were no material payables to related parties at December 31, 2013 and 2012.

        Note Receivable from Shareholder—At December 31, 2011 the Company had a note receivable from a shareholder with a principal balance of $3.1 million that was due on October 1, 2012 from Services Share Holding, LLC ("SSH LLC") (the Company's predecessor entity). SSH LLC repaid the Note in full on August 27, 2012, together with all outstanding accrued interest of $127 thousand.

10) Geographic information

        The Company's revenue, by geographic location of the customer, and long-lived assets located outside the Americas are as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Revenues:
Americas	$48,723	$32,108	$14,138
Europe	11,857	5,639	1,442
Asia Pacific	4,177	1,380	4

Total	$64,757	$39,127	$15,584

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

10) Geographic information (Continued)

	December 31,
	2013	2012	2011
Long-lived assets outside the Americas, net	$330	$537	$210

11) Income taxes

        Income before provision for income taxes is comprised of the following:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$7,080	$8,436	$(1,054)
Foreign	2,924	(707)	(362)

	$10,004	$7,729	$(1,416)

        Domestic income (loss) includes intercompany charges to foreign affiliates for management fees, cost sharing and royalties. Foreign income (loss) includes losses from all of the Company's foreign subsidiaries, including the Singapore subsidiary, which is a disregarded entity for tax purposes.

        The significant components of the consolidated income tax provision are as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Income tax (benefit) expense:
Current:
Federal	$2,947	$1,675	$9
State and local	714	457	—
Foreign	1,361	578	55

Total current	$5,022	$2,710	$64

Deferred:
Federal	$(680)	$(4,377)	$—
State and local	(90)	(579)	—
Foreign	(508)	(678)	(12)

Total deferred	$(1,278)	$(5,634)	$(12)

Income tax (benefit) expense:	$3,744	$(2,924)	$52

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

11) Income taxes (Continued)

        The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

	Year ended December 31,
	2013	2012	2011
Federal income tax statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	3.8	5.4	3.2
Change in valuation allowance	—	(76.5)	(44.9)
Tax credits	(2.2)	(2.6)	14.2
Stock-based compensation	0.9	1.5	(8.1)
Other permanent differences	0.3	0.7	(2.7)
Effect of non-U.S. operations, net	(1.2)	(0.2)	2.0
Prior year true-up	1.9	—	—
Changes in tax rates	—	—	(0.8)
Other	(0.1)	(0.1)	(0.6)

Income tax expense (benefit)	37.4%	(37.8)%	(3.7)%

        Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred Tax Assets (Liabilities)
Net operating loss and tax credit carryforwards	$2,191	$2,330
Deferred revenue	2,808	2,936
Stock-based compensation	1,290	519
Deferred compensation	789	—
Accruals and reserves	903	399
Other	19	—
Net fixed assets	(1,282)	(744)

Net Deferred Tax Assets	$6,718	$5,440

        At December 31, 2013, the Company had net operating loss carryforwards of U.S. income taxes of $5.6 million which expire from 2027 through 2029. At December 31, 2013, the Company also has a foreign tax credit carryforward of $20 thousand available to offset future income tax expense, which expires in 2017.

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

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

11) Income taxes (Continued)

Beginning in 2013, the Company's annual net operating loss carryforward is subject to a limitation of approximately $350 thousand to offset expected taxable income until expiration of the carryforwards. Based on this limitation, the Company expects that approximately $4.9 million of its total net operating loss carryforwards will expire unutilized in 2029. A full valuation allowance had previously been provided on the related deferred tax asset, and therefore the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

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

        Due to a history of tax losses, resulting in a cumulative loss position, the Company had recorded a full valuation allowance of $5.8 million against all of its U.S. and U.K. net deferred tax assets at December 31, 2011. In the third quarter of 2012, management determined that the Company was no longer in a cumulative loss position, and it was more likely than not that the Company's net deferred tax assets would be realized through future taxable income. Accordingly, the Company released the valuation allowance previously provided.

        The total amount of unrecognized tax benefits at December 31, 2013 and 2012 was $439 thousand and $175 thousand, respectively. Prior to 2012, the Company had no material unrecognized tax benefits.

        Reconciliation of Unrecognized Tax Benefits:

	December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$175	$—	$—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	264	175	—
Reductions for tax positions of current year	—	—	—
Reductions due to settlements	—	—	—
Reductions due to lapse of statute of limitations	—	—	—

Ending balance	$439	$175	$—

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

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

11) Income taxes (Continued)

        The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $439 thousand and $175 thousand at December 31, 2013 and 2012, respectively. There were no unrecognized tax benefits at December 31, 2011. The Company does not anticipate any significant changes in its reserves for uncertain tax benefits within the next 12 months.

        The Company classifies interest and penalties on uncertain tax positions in income tax expense. There was no interest or penalties on uncertain tax positions in 2013, 2012 and 2011, and there was no accrued interest or penalties at December 31, 2013, 2012 and 2011.

        As of December 31, 2013, 2012 and 2011, the undistributed earnings in our international subsidiaries were $2.9 million, $463 thousand and $187 thousand, respectively. Undistributed earnings of the Company's foreign operations are intended to remain permanently invested, and accordingly, no U.S. income taxes have been provided on these earnings. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts. Because the time and manner of repatriation is uncertain, we cannot reasonably estimate the amount of the deferred income tax liability relating to unrepatriated earnings at this time.

        The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company's U.S. federal and state income tax returns for the tax years 2010 and forward are open for examination by the taxing jurisdictions. The Company's foreign income tax returns are open for examination by the local taxing jurisdictions for the following years: New Zealand—2009 and forward; U.K.—2010 and forward; Australia—2012.

12) Redeemable Preferred Stock

        On March 11, 2009, the Company issued 30 million shares of Series A Preferred Stock for $0.10 per share in a private offering, providing aggregate gross proceeds of $3 million. Expenses relating to the share issuance were $139 thousand. The principal terms of the Preferred Shares are as follows:

        Dividend rights—The Preferred Shares carry a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, and other factors). The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company's option) be paid either in cash or in kind by the issuance of additional Preferred Shares (PIK Shares), to be issued at the same issue price as the Series A.

        Preferred Stock of $0.10 per share—The 11% annual dividend on the Preferred Shares will have preference over the declaration or payment of any dividends on the Company's common stock. In addition to the 11% preferred dividend, the holders of the Preferred Shares are also entitled to participate pro rata in any dividend paid on the Company's common stock.

        Conversion rights—The Preferred Shares are convertible at any time at the option of the holders into the Company's common stock on a one-for-one basis. In addition, Preferred Shares will automatically be converted into common stock upon the closing of an underwritten share offering by the Company on a registered stock exchange which realizes at least $40 million of gross proceeds.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Redeemable Preferred Stock (Continued)

        Redemption rights—The holders of the Preferred Shares have the option to require the Preferred Shares (including any PIK shares) to be redeemed in cash, at $0.10 per share plus accrued and unpaid dividends, at any time after 60 months from the date of issue of the Preferred Shares. Any redeemed amounts will be paid in four equal quarterly installments commencing 60 days after the redemption request.

        Anti-Dilution Provision—In the event of a future offering of the Company's stock at a price per common share which is less than the Preferred Share conversion rate immediately before such offering, the conversion price for the Preferred Shares is adjusted according to a weighted average formula.

        Liquidation entitlement—In the event of any voluntary or involuntary liquidation of the Company, the holders of Preferred Shares are entitled to an amount per Preferred Share equal to 1.5 times the original issue price of $0.10 plus any accrued but unpaid dividends.

        Voting rights—Preferred Shares have equal voting rights (one vote per share) to common stock, except that Preferred Shares do not vote in the general election of directors.

        Other provisions—For as long as not less than 15 million Preferred Shares are outstanding, the holders of the Preferred Shares have the right between them to appoint one director, and the Company may not take action relating to certain major transactions without obtaining the consent of not less than 60% of the Preferred Shares or without obtaining the approval of the director appointed by the holder of the Preferred Shares (for matters requiring Board of Directors approval).

        Accounting for Preferred Shares—If certain criteria are met, companies must bifurcate conversion options from their host instruments and account for them as free standing derivative instruments. The Company has evaluated the redemption, conversion and contingent conversion features of the Preferred Shares and determined that the embedded conversion option is not required to be bifurcated. Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded. However, if the Company were to pay Preferred Stock dividends by issuing PIK shares, the issuance of such PIK shares would result in a beneficial conversion feature if the fair value of the Company's common stock at the dividend declaration date exceeds the per share conversion price of the Preferred Shares. The Company has classified the Preferred Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. As noted above, the holders of the Preferred Shares may demand redemption any time after 60 months from the date of issue. The carrying value of the securities, which were initially recorded at their face value net of issuance costs, is increased to the redemption value over the period from the date of issuance to the earliest date of redemption.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Redeemable Preferred Stock (Continued)

        The carrying value of the Preferred Shares at December 31, 2013 and December 31, 2012 is as follows:

	December 31,
	2013	2012
	(in thousands)
Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)

	2,861	2,861
Issuance of PIK shares	267	267
Cumulative amortization of offering costs	133	105

Carrying value at December 31	$3,261	$3,233

13) Stockholders' equity

        In 2013 and 2012, the aggregate shares of common stock issued to employees upon the exercise of stock options were 190 thousand and 1.8 million, respectively. In 2012, the Company adopted a Stock Purchase Plan, under which employees and directors could purchase shares of common stock of the Company. The number of shares purchased under this plan in 2013 and 2012 was 0 and 9,964, respectively. The Company has reserved 42.4 million shares to be issued upon conversion of its Series A Preferred Stock, outstanding stock options and shares available for future issuance under its existing Stock Option and Incentive Plans.

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

14) Stock option and incentive plans

        In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (the "2007 Plan") authorizing the issuance of up to 10 million shares of the Company's common stock as awards to selected employees, directors and consultants of the Company and its affiliates, in the form of incentive stock options, non-qualified stock options, and stock awards. In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (the "2010 Plan") authorizing the issuance of up to 5 million shares of the Company's common stock to employees, directors and consultants of the Company and its affiliates, as incentive stock options and non-qualified stock options. The 2010 Plan was amended in April 2012 to authorize the issuance of an additional 2.5 million shares. The Company's Board of Directors or the Compensation Committee determined the number of shares, the term, the frequency and date, the type, the exercise periods, and any performance criteria pursuant to

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the 2007 and 2010 Plans.

        On May 3, 2013, the Board adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan (the "Plan"), which was approved by the Company's stockholders in June 2013. An aggregate of 8.5 million shares of the Company's common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates. Of the shares available under the Plan, 4.1 million were utilized in connection with the replacement incentive awards issued in accordance with the CEO Substitute Remuneration Package as discussed below. As of the date of approval of the 2013 Plan, 46 thousand and 2.6 million shares remained available for issuance under the 2007 and 2010 Plans, respectively. Upon approval of the 2013 Plan, the Company discontinued use of the 2007 and 2010 Plans and no shares remain available for future issuance under these plans.

        Awards under the Plan may be made in the form of stock options (which may constitute incentive stock options or nonqualified stock options), share appreciation rights, restricted shares, restricted share units, performance awards, bonus shares and other awards. In addition, certain awards under the Plan may be denominated or settled in cash, including performance awards.

        The Board and the Company's stockholders have approved a remuneration package for non-executive directors for the 2013 and subsequent fiscal years (the "New Remuneration Package"). The New Remuneration Package consists of both a cash component, designed to compensate members for their service on the Board and its Committees, and an equity component. The total value of the New Remuneration Package for standard board service is $130 thousand per annum, $50 thousand of which will be payable in cash.

        The Company's non-executive directors, other than the Chairman of the Board, will receive a stock grant for 2013 service with a total value of $80 thousand, which will be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year. On March 14, 2014, the Company satisfied such grant through the issuance of 86.5 thousand restricted shares to its directors based on the volume weighted average trading price of the Company's common stock on its primary trading market for the 20 trading days immediately prior to such date. The grant for 2013 service was pro-rated for any director who served on the Board for less than the full calendar year.

        In December of 2012 the Company's Board of Directors authorized a Special Committee of independent directors to conduct a review of the Company's past stock issuances and stock option grants to determine that they were in accordance with the relevant incentive plans. The Special Committee found that three option awards—one under the 2007 Plan, and two under the 2010 Plan—exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the Chief Executive Officer (CEO) exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the CEO exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another officer exceeded the cap in the 2010 Plan by 250 thousand shares.

        In May 2013, the Company and the Company's CEO entered into a Replacement Grant Agreement providing for the cancellation of certain stock options and the issuance of a replacement award, which was to become effective upon the occurrence of certain future events.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

        On June 12, 2013, the Company entered into an agreement with respect to the options for 250 thousand shares issued to the other officer in excess of the applicable plan cap, under which the 250 thousand options were cancelled, the vesting schedule for the remaining nonvested options were extended over a four and a half year period, and replaced with 150 thousand Restricted Stock Units, with graded vesting over four and a half years. The modification of this award resulted in additional expense of $66 thousand, which will be recognized on a graded basis through December 2017.

        On December 23, 2013, the Company and the CEO entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package to be provided to the Company's CEO in substitution for certain awards that exceeded the applicable plan caps.

        Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the "Grant Date"), the CEO's fully vested option to purchase 2.4 million shares of the Company's common stock for an exercise price of U.S. $0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

  •
  An option to purchase 1.6 million shares of common stock having an exercise price of U.S. $2.79, which was the Company's closing price per share expressed in U.S. dollars on the last trading day on the NZSX immediately prior to the Grant Date (the "Exercise Price") of December 23, 2013. The option vested on December 31, 2013, and will have a term of ten years from the Grant Date.

  •
  A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The CEO's right to receive such cash award is contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. Any cash award, once earned, will be paid in three equal annual installments in 2014, 2015 and 2016, or, if earlier, upon a change in control of the Company or the CEO's separation from service. Any payment due on any installment date will be proportionally reduced if the sum of the Company's stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

        In addition, the CEO held an option to purchase 3 million shares of the Company's common stock for an exercise price of U.S. $0.82 per share, which remained subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

  •
  Performance share units for 2.25 million shares of common stock contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. For purposes of clarification, performance share units in this context are units of common stock issued to the CEO upon satisfaction of the performance criteria outlined herein. Once earned, the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

    performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, upon a change in control of the Company or the CEO's separation from service.

  •
  Performance share units for up to 250 thousand shares of common stock contingent on the Company achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return ("TSR") growth in four one-year measurement periods beginning April 1, 2013. TSR growth will be measured based on the Company's stock price performance during the 20 trading days prior to the relevant measurement date. Performance share units for 62.5 thousand shares of common stock will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the CEO's separation from service.

        The vesting of the options, performance cash award and performance stock units described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or if the CEO is terminated without cause or resigns for good reason.

        The liability for the performance cash award of $1.6 million is recorded in accrued expenses and other current liabilities and $0.6 million is recorded in Other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2013. The Company recorded compensation expense of $2.9 million in the second half of 2013 relating to the replacement award. The replacement award is expected to result in compensation cost of $3.1 million in 2014, $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

        Stock Option Awards—In January 2011, the Company granted 750 thousand stock options to one of its executive officers at an exercise price of $0.46 per share, with graded vesting over three years, and in June 2011, the Company granted 3 million stock options to its Chief Executive Officer, with graded vesting over seven years. In 2012, the Company granted 1.4 million stock options to five of its executive officers, with cliff vesting after three years. In 2013, in addition to the 1.6 million stock options issued to the CEO as part of the replacement compensation package, the Company issued 380 thousand options to various officers at exercise prices ranging from $3.92 - $6.44 per share, with graded vesting over four years.

        The exercise price of each option is the market price of the Company's stock for the last sale prior to the grant date, converted to U.S. dollars using the exchange rate in effect on the grant date. The options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested options must be exercised generally within three months, or upon death or disability, in which cases the vested options must be exercised within twelve months, but in all cases the exercise date may not exceed the expiration date.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The resulting fair value is recorded as share-based compensation expense on either a straight line or a graded basis depending on the vesting terms, over the option vesting period, ranging from six months to seven years. The fair value of options granted to nonemployees is initially

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

measured at grant date and remeasured each quarter until the vesting date, which is the measurement date for share-based compensation issued to nonemployees.

        The weighted average fair value per share for options granted during 2013, 2012 and 2011 was $1.69, $1.51 and $0.72, respectively. The fair values were estimated using the following range of assumptions:

Year Ended December 31,
	2013	2012	2011
Expected volatility(1)	58.06 - 59.20%	54.13 - 58.75%	156.67 - 167.79%
Expected term(2)	5.0 - 6.3 years	6.50 years	6.00 - 7.25 years
Risk-free interest rate(3)	1.08 - 1.68%	0.94 - 1.60%	1.93 - 2.19%
Dividend yield	—	—	—

(1)
The expected volatility was determined using historical volatility data for comparable companies.

(2)
The expected term of the options has been estimated using the simplified method which calculates the average of the vesting period and the contractual term of the options, because the Company's limited historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term.

(3)
The risk free interest rate is based on the U.S. Treasury constant maturity nominal yield with a term approximately equal to the expected terms of the options.

        In determining expected volatility, the Company uses historical volatility data for comparable companies because the period of active trading history of its own stock is less than the expected term of the options. In 2012, the Company refined its estimate of expected volatility, by adjusting the entities previously identified as comparable based on the growth and stage of the Company. This resulted in a lower volatility, which is consistent with the Company's own stock price history. The Company made this determination in the fourth quarter for all grants issued in 2012. The effect on each of the previous three quarters in 2012 was not material to the quarterly or annual financial statements.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

        A summary of stock option activity for the year ended December 31, 2013 and 2012 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
	(in thousands)
Outstanding at January 1, 2012	8,822	$0.43	8.43 years
Granted	1,375	2.77
Exercised	(1,849)	0.29
Forfeited	(30)	0.16

Outstanding at January 1, 2013	8,318	0.85	7.82 years

Granted	1,980	3.42
Exercised	(190)	0.39
Cancelled	(4,350)	0.55
Forfeited	—

Outstanding at December 31, 2013	5,758	$1.97	7.97 years

Exercisable at December 31, 2013	3,681	$1.37	7.71 years

Options expected to vest	3,681	$1.37	7.71 years

        The aggregate intrinsic value of the stock options exercisable at December 31, 2013, 2012 and 2011 was $6.5 million, $15.0 million and $5.2 million, respectively. The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 was $0.8 million, $5.7 million and $114 thousand, respectively. The aggregate intrinsic value of options expected to vest at December 31, 2013 was $7.8 million. This includes options issued in excess of plan limits discussed above, until such time as alternative compensation is determined.

        Performance Stock Units—As noted above, in 2013, the Company issued Performance Stock Units ("PSUs") to its CEO as part of his substitute compensation package. A summary of activity in PSUs is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2013	—	—
Granted	2,500	$2.79
Vested	—	—
Forfeited	—	—

Nonvested December 31, 2013	2,500	$2.79

        The Company estimates the fair value of the PSUs as of the grant date utilizing the closing price of its common stock on that date.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

        Restricted Stock Units—As noted above, in June 2013, the Company agreed to issue 150,000 Restricted Stock Units ("RSUs") as replacement compensation for the 250,000 stock options issued to an employee of the Company in excess of the 2010 Plan cap. In June 2013, the Company also agreed to issue 164,000 RSUs to two officers, which vest 25% per year over the next four years, as long as the officers remain in the employ of the Company on each vesting date. The fair market value of the stock on the date of issuance of the RSUs was $5.38 per share. A summary of RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2013	—	—
Granted	314	$5.38
Vested	—	—
Forfeited	—	—

Nonvested December 31, 2013	314	$5.38

        The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of its common stock on that date.

        During the years ended December 31, 2013, 2012 and 2011, the Company recognized aggregate share-based compensation expense related to stock options, RSUs and PSUs of $2.6 million, $1.4 million and $0.9 million, respectively, which is included in general and administrative expenses in the statements of operations. In 2013, total stock compensation expense of $2.6 million included $2.3 million for stock options, $0.3 million for RSUs and $22 thousand for PSUs. In 2012 and 2011, stock compensation expense included only stock options. The total income tax benefit recognized in the income statement for share-based compensation costs was $0.8 million, $351 thousand and $0 for 2013, 2012 and 2011, respectively. At December 31, 2013 there was $4.8 million of unrecognized share-based compensation expense, which includes $1.7 million for stock options, $0.7 million for RSUs and $2.4 million for PSUs. The weighted average period for this cost to be recognized is 1.3 years.

        For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation is recognized. Any corporate income tax benefit realized upon exercise of a stock option award in excess of that previously recognized in earnings (referred to as an excess tax benefit) is presented in the consolidated statements of cash flows as a financing cash flow. Realized excess tax benefits are credited to additional paid-in-capital in the consolidated balance sheet and statement of changes in stockholders' equity. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of excess tax benefits, if any, and then charged directly to income tax expense.

        The Company sponsors a defined contribution 401(k) plan, which covers all U.S. employees. The Company's matching contribution to the plan was $362 thousand and $219 thousand in 2013 and 2012, respectively. The Company did not offer an employer match in 2011.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

        In 2012, the Company adopted a non-compensatory stock purchase plan to facilitate the purchase of the Company's common stock by employees and directors, at a purchase price equal to the average market value over the five trading days preceding the purchase date. The maximum aggregate dollar amount of shares which can be purchased under the plan in any quarter may not exceed $0.5 million. No shares were purchased under this plan in 2013 as the Company has discontinued this plan. During 2012, employees and directors purchased 9,964 shares under the plan.

15) Commitments

        Operating leases—The Company has non-cancelable operating lease agreements for office space in New York City and New Jersey in the United States, Christchurch, New Zealand; London, England; and Sydney, Australia; which expire at various dates through 2024. Rent expense for leases with rent escalations is recognized on a straight-line basis over the term of the lease. Rent expense under operating leases for the years ended December 31, 2013 and 2012 was $1.3 million and $0.7 million, respectively.

        The lease agreements require security deposits in the amount of $676 thousand at December 31, 2013, which is recorded in the balance sheet.

        The Company entered into sub-lease that commenced on December 1, 2013 and will terminate on February 2018. The Company will receive future rental income of $842 thousand and have operating rent expense of $920 thousand. As of December 31, 2013, the Company has recorded a loss of $96 thousand related to the sublease that has been charged to rent expense.

        Future minimum lease payments and sublease income for leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2013 are as follows:

Year ending December 31,	Minimum Lease Commitments	Sublease	Minimum Net Rentals
		(in thousands)
2014	$1,663	$(173)	$1,490
2015	1,618	(204)	1,414
2016	1,611	(211)	1,400
2017	1,529	(217)	1,312
2018	1,153	(37)	1,116
Thereafter	6,466	—	6,466

	$14,040	$(842)	$13,198

        Warranties and indemnification—The Company's service is warranted to perform in a manner materially consistent with its marketing and training materials, specifications and technical information provided to users. The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party's intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

15) Commitments (Continued)

        The Company has also agreed to indemnify its directors and officers to the fullest extent allowed under applicable law for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's services as a director or officer of the Company, or arising as a result of that person serving at the request of the Company as a director, officer, employee or agent of another enterprise. The Company maintains director and officer insurance coverage that should enable the Company to recover a portion of any future amounts paid.

        Employment contracts—In 2011, the Company entered into a three year employment contract with its Chief Executive Officer which calls for base compensation of $510 thousand per annum with a minimum 15% increase each year for the term of the contract. The contract states that if the officer were to be terminated for a reason other than cause, the officer shall be paid one year of his then current base salary.

16) Contingencies

        Sales tax risk—States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax provisions of $736 thousand and $1.5 million as of December 31, 2012 and 2013, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

17) Risks and uncertainties

        Interest rate risk—Interest rate risk is the risk that market interest rates will change and impact the Company's financial results by affecting the rate of interest charged or received by the Company. It is not expected that changes in interest rates will materially affect the Company's results of operations.

        Currency rate risk—The Company is subject to currency rate risk primarily from export sales to Canada, Europe, Australia, Singapore and New Zealand, and from cash balances maintained in foreign currencies. Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

        Concentrations of credit and other risks—Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable, money market funds, time deposits and a term deposit.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS: YEARS ENDED DECEMBER 31, 2013, 2012 & 2011 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

17) Risks and uncertainties (Continued)

        The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2013 and 2012. No single customer generated more than 10% of revenue in 2013 or 2012.

        Our (1) money market funds and time deposits which are classified as cash and cash equivalents and (2) our term deposit, are maintained with high credit quality banking institutions in the United States, New Zealand and Great Britain. At times the cash balances may be in excess of the insurance limits at a particular bank.

18) Selected quarterly financial data (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2013
Revenues	$13,708	$15,629	$17,235	$18,185	$64,757
Gross profit	10,935	12,630	13,991	14,242	51,798
Income from operations	2,135	3,684	3,484	1,028	10,331
Net income	1,229	2,229	2,153	649	6,260
Accrued preferred stock dividends	(89)	(89)	(89)	(92)	(359)
Net income attributable to common stockholders	1,140	2,140	2,064	557	5,901
Basic net income per share	$0.01	$0.02	$0.02	$0.00	$0.05
Diluted net income per share	$0.01	$0.02	$0.02	$0.00	$0.05
Fiscal 2012
Revenues	$7,081	$8,865	$10,831	$12,350	$39,127
Gross profit	5,073	6,527	8,355	9,637	29,592
Income from operations	756	908	2,959	2,993	7,616
Net income	609	709	7,082	2,253	10,653
Accrued preferred stock dividends	(89)	(89)	(89)	(92)	(359)
Net income attributable to common stockholders	520	620	6,993	2,161	10,294
Basic net income per share	$0.00	$0.01	$0.06	$0.02	$0.09
Diluted net income per share	$0.00	$0.01	$0.06	$0.02	$0.09

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

BACKGROUND

Special Committee Investigation

        In December of 2012 the Company appointed a Special Committee of independent directors to examine whether some options and shares granted to some executives may not have been issued in strict compliance with the relevant stock option and incentive plans. The Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. As part of its work, the Special Committee also reviewed the Company's compliance with applicable regulations since listing on the NZSX market in 2007, including U.S. and New Zealand securities regulations and the NZSX Listing Rules. The Special Committee identified a number of instances where it appears that the Company was not, or may not have been, in compliance with its U.S. and New Zealand regulatory obligations. The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of the Company in a period of financial difficulty in the years following its listing on NZSX on December 12, 2007, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements.

        Despite the fact that the instances of non-compliance were inadvertent, several findings of the Special Committee indicated that the internal control environment at the Company requires improvement. The relevant findings of the Special Committee included that:

  •
  The Company experienced a period of rapid growth and quickly found itself in a complex regulatory regime that required the Company to comply with U.S. law, New Zealand law and both U.S. and New Zealand regulatory requirements, and the Company's internal and external processes did not keep up with that complex regulatory environment.

  •
  The Company's senior management charged with compliance were not well-versed in the complexities of the legal and regulatory regimes applicable to the Company.

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

        As described in further detail below, the Company intends to take appropriate steps to make the necessary improvements to remediate the identified deficiencies, and has implemented a number of remedial actions as of the time of this Annual Report.

Revenue Recognition Review and Restatement of Certain Historical Financial Statements

        On June 20, 2013, New Zealand time, we announced that senior management had identified and communicated to the Audit Committee of the Board of Directors an error in a revenue recognition practice affecting certain customer agreements. The Company, with the assistance of its new Chief Financial Officer and in consultation with its independent accounting firm, engaged in an analysis of its revenue recognition practices under its customer agreements to determine whether they were in accordance with GAAP and applicable accounting guidance. The Company also assessed the materiality of the identified errors to make a conclusion as to whether they were material for the purpose of requiring a restatement of the Company's historical financial statements for any fiscal period. On August 5, 2013 in the U.S., we announced that our historical financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and the interim financial statements for the fiscal quarter ended March 31, 2013, should no longer be relied upon as a result of errors in revenue recognition identified in our review. In addition, on January 28, 2014 in the U.S., we determined that due to an additional error in our historical financial statements relating to the accounting treatment of a note receivable from our predecessor entity, our historical financial statements previously filed with the SEC for the fiscal years ended December 31, 2009, 2008 and 2007, including interim periods within such fiscal years, should no longer be relied upon. On April 7, 2014, we filed with the SEC the 2012 10-K Amendment and the 10-Q Amendment. The 2012 10-K Amendment and the 10-Q Amendment contained restated financial information for the fiscal years ended December 31, 2012 and 2011, the quarterly periods within such fiscal years and the quarterly period ended March 31, 2013, as well as an updated assessment of our internal control over financial reporting as of December 31, 2012.

        In connection with our restatement process and the filing of the 2012 10-K Amendment in April 2014, management re-assessed the effectiveness of our internal control over financial reporting and determined that our financial reporting control environment was ineffective as of December 31, 2012. As discussed in management's report on internal control over financial reporting below, these conditions had not been remediated as of December 31, 2013. We lacked a sufficient complement of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In particular, there were material weaknesses in our control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. As a result of these material weaknesses, the following accounting errors occurred, which led to our determination that our financial statements for the fiscal years ended December 31, 2012, 2011 and 2010 should no longer be relied upon:

  •
  The Company did not properly apply applicable accounting guidance related to revenue recognition in respect of installment fees. Specifically, beginning in 2009, as a result of a comment received in a prior review of the Company's filings by the SEC, the Company began to recognize installation fee revenue over the 12-month contract term after considering SAB Topic 13.A.3.F. The Company failed to periodically re-evaluate whether it should amortize the installation fee revenue over the expected life of the customer relationship in subsequent years, as indicated by footnote 39 of SAB Topic 13.A.3.F, as its business matured.

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

Audit Committee Investigation

        On July 2, 2013 the Audit Committee engaged outside counsel to investigate the accounting errors that gave rise to the need to restate the Company's financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the Audit Committee investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under U.S. GAAP (assuming all other criteria for revenue recognition were met at such time). The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee investigation resulted in no finding of intentional misconduct or fraud.

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

        In connection with the preparation of this Annual Report, the Company evaluated under the supervision of and with participation from the Company's management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of the Company's disclosure controls and procedures. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting identified in connection with the Special Committee process and the revenue recognition review and restatement, the Company's disclosure controls and procedures were not effective as of December 31, 2013.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate "internal control over financial reporting" for the Company, as that term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Any evaluation of effectiveness is subject to the risk that the controls may subsequently become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may decrease over time.

        The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of the Company's assets that could have a material effect on the financial statements.

        A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        In connection with the preparation of this Annual Report, management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Management completed its assessment using the criteria set forth in "Internal Control—Integrated Framework (1992)" by COSO, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment. The COSO framework summarizes each of the components of a company's internal control system, including (1) the control environment, (2) risk assessment, (3) control activities, (4) information and communication, and (5) monitoring. Management, taking into consideration the Special Committee's findings, and matters identified through the revenue recognition review and restatement, concluded that our internal controls over financial reporting were not effective as of December 31, 2013 due to the following:

  •
  Control Environment Surrounding Stock Grants.  The Company has experienced rapid growth and increasingly complex regulatory issues inherent in a dual regulatory regime involving U.S. and New Zealand regulations. Senior personnel at the Company in charge of compliance issues did not have adequate expertise in relevant requirements and did not regularly consult with advisors in a manner that ensured compliance with applicable requirements relating to stock option grants and stock issuances. The Company did not reinforce that compliance was an important activity through personnel review, compensation activities or investment in compliance.

  •
  Accounting and Financial Reporting Control Environment.  The Company did not maintain sufficient levels of qualified personnel in its executive, accounting, finance and tax functions and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In addition, the Company did not provide adequate oversight of accounting and financial reporting activities. Additionally, the Company did not maintain sufficient documentation surrounding the Company's adherence to its accounting policies and procedures, maintain records that would be sufficient to support the manner in which the Company recorded transactions, or communicate and apply proper accounting policies and procedures.

  •
  Ineffective Control Activities Relating to Equity Grants.  There were inadequate procedures for ensuring that stock option grants and stock issuances complied with applicable plan terms as well as applicable laws and listing rules.

  •
  Ineffective Control Activities Relating to Use of Spreadsheets.  Our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. Among other areas, spreadsheets are utilized in determining the Company's revenue recognition from customer agreements, consolidated income tax provision, and preparing the Company's period-end consolidation. We have determined that there were insufficient change management or access controls in place, or such processes lacked formal documentation, to prevent unauthorized modification of the data or formulas within these spreadsheets, and there was no review or approval process to detect unauthorized changes or errors.

  •
  Design and Maintenance of Controls Surrounding Revenue Recognition.  The Company did not design, establish and maintain effective controls over revenue recognition. The inadequate levels of knowledge among Company personnel resulted in a failure to correctly apply accounting guidance relating to revenue recognition, including SAB Topic 13.A.3.F. relating to installation fees. The Company's procedures and controls were not adequately designed to ensure that all elements required for the recognition of revenue in accordance with SAB Topic 13 were timely identified and measured to ensure that revenue was recorded correctly within the appropriate period.

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

  •
  Information and Communication.  The Company did not maintain sufficient written revenue recognition policies in accordance with GAAP, proper policies were not clearly communicated to or understood by all sales and legal personnel responsible for the contracting process, and contract procedures were not well-documented in order to ensure that contracts were recorded in the appropriate fiscal quarter. There was not an open flow of information and communication between legal and finance personnel prior to the issuance of stock option grants.

        Due to the aforementioned material weaknesses in internal control over financial reporting, management performed additional analyses and implemented mitigating controls and procedures in connection with preparing the financial statements for the periods covered by this Annual Report. Notwithstanding the material weaknesses described above, the Company and its management have concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

REMEDIATION PLAN AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        We intend to take appropriate steps to make the necessary improvements to remediate the deficiencies identified in connection with the Special Committee process and the Company's revenue recognition review and restatement process, and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting. The Company continues to evaluate the remedial measures and to dedicate substantial resources to our remediation efforts. The material weaknesses identified cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As the Company continues to evaluate and test the improvements to its internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or decide to modify certain of the remediation measures described herein.

        The Company is committed to improving its overall control environment and financial reporting processes. As part of this commitment, the Company is implementing or has implemented during the year the following remedial and other actions relating to the improvement of our internal controls and governance:

Control Environment and Compliance

  •
  The Company will reinforce as a "tone at the top" that an effective control environment is a core value of the Company. The Company is committed to improving internal communications regarding its policies and procedures, and the dissemination of information among the various functional areas that are key to the Company's compliance activities and the accurate and timely preparation of periodic reports.

  •
  The Board of Directors has completed a self-evaluation and reviewed its composition including whether there needs to be changes to the Board and its committees and roles of directors taking into account the skill sets necessary for the Company after taking appropriate external advice. The Board has added two new independent directors as Audit and Compliance Committee members with the requisite experience to qualify as audit committee financial experts pursuant to the applicable rules of the SEC. The Board of Directors and its Committees will implement annual self-evaluations on a going-forward basis.

  •
  The Company will include at every Board of Directors meeting (other than meetings on an ad hoc basis or dealing with special items) reporting on compliance as a standard agenda item.

  •
  The Board of Directors has tasked the Audit and Compliance Committee to take additional express responsibilities for regulatory compliance and internal controls and procedures, as reflected in the Company's new Audit and Compliance Committee Charter, and has appointed an independent director to serve as the Board's point person on compliance issues.

  •
  The Company hired a new Chief Financial Officer, Carl D. Blandino, in May 2013 and a new Controller, Alexander Sanchez, in September 2013. Our new Chief Financial Officer and Controller have significant experience in revenue recognition with an emphasis in the software and SaaS industries and public reporting experience. As previously disclosed, on April 29, 2014, the Company and Mr. Blandino mutually agreed that he would resign from his position as Chief Financial Officer on the later of the day immediately following (i) filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013 and (ii) May 15, 2014. Mr. Blandino will provide certain transition services to assist the Company with its accounting and financial reporting functions. Upon Mr. Blandino's resignation, Mr. Sanchez will serve as interim Chief Financial Officer (Principal Financial and Accounting Officer). The Company intends to commence a search for a new Chief Financial Officer with the requisite experience in public company financial reporting and the software and SaaS industries in particular.

  •
  The Company hired a new Assistant Controller in April 2014 and intends to engage a nationally-known firm to assist in the accounting and disclosure related to income taxes.

  •
  The Company hired a new General Counsel in June 2013, with sufficient experience in public company compliance and the technology, software and SaaS industries, and his role includes an appropriate responsibility for and focus on compliance. The General Counsel regularly reports to the Company's lead director for compliance on the design, maintenance and performance of the Company's compliance policies and activities.

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

Controls over Stock Option Grants and Stock Issuances

  •
  The Company will take steps to ensure that all shares issued under its stock option and incentive plans are registered with all applicable regulatory authorities and are issued in compliance with all applicable laws. The Company has prepared Form S-8 Registration Statements to register shares underlying unexercised options under the Company's 2007 Plan and 2010 Plan, and awards under the Company's 2013 Plan, which Form S-8 will be filed with the SEC shortly after becoming current in the Company's periodic reporting requirements.

  •
  The Company obtained a validation order from the High Court of New Zealand in connection with the shares issued to New Zealand residents under the 2007 Plan and the 2010 Plan.

  •
  The Company has assisted its officers and directors in filing outstanding filings in respect of past issuances of stock and options with the appropriate U.S. and New Zealand regulatory agencies.

  •
  Under the supervision of the Compensation Committee, the Company has adopted robust written controls governing the grant of stock options and other awards, designed to ensure compliance with the Company's plans and applicable laws.

Controls over Revenue Recognition and Financial Reporting

  •
  The Company will hire a contracts/accounts receivable manager with responsibility for overseeing proper accounting and billing of contracts.

  •
  The Company will implement an internal audit function reporting to the Audit Committee, to provide additional evaluation of the Company's internal controls processes and procedures on an ongoing basis.

  •
  The Company will retain an outside consulting firm to evaluate, at regular intervals, the Company's internal controls and procedures, and the Audit and Compliance Committee will ask the independent auditors of the Company to comment on the Company's internal controls and procedures on a regular basis.

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

        We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. Our remediation efforts are ongoing and have not been completed. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

        Not applicable

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The Company's Certificate of Incorporation provides for a classified Board of Directors, with three classes of directors, as nearly equal in number as possible, elected by the holders of the Company's common stock. The classes serve staggered three-year terms, with the term of the Class II directors expiring at the 2014 Annual Meeting of Shareholders, the term of the Class III directors expiring at the 2015 Annual Meeting of Shareholders and the term of the Class I directors expiring at the 2016 Annual Meeting of Shareholders. Pursuant to the Company's Certificate of Incorporation, the Series A Director is appointed by the holders of the Company's Series A Preferred Stock.

Name, age and present position, if any, with the Company	Period served as director, other business experience
Greg B. Petersen, 51 (Class I)	Mr. Petersen has served as a director since April 2013. Mr. Petersen also serves on the Board of Directors of two other companies. He has served on the Board of PROS Holdings, Inc. (NYSE: PRO) since 2007 and is currently the compensation committee chairman for PROS. He has served on the Board of Piksel, Inc. since 2012 and is currently the audit committee and compensation committee chairman for Piksel. Previously Mr. Petersen was the executive vice president and chief financial officer for several technology companies, including: Activant Solutions, Inc. a provider of business management solutions to retail and wholesale distribution businesses from 2001-2007; Lombardi Software, Inc. a business process management software provider, which was sold to IBM, from 2008 to 2010; and CBG Holdings from 2011-2012. Mr. Petersen also served in finance and treasury roles with Trilogy Software (a provider of enterprise software and business services), in planning and development roles with RailTex (a short-line and regional rail service provider), and in finance and strategy roles at American Airlines. Mr. Petersen holds a Bachelor of Arts in Economics from Boston College and a Master of Business Administration from the Fuqua School of Business at Duke University. Mr. Petersen has business and leadership experience in software companies, merger and acquisition experience, and extensive accounting and risk management knowledge.

Name, age and present position, if any, with the Company	Period served as director, other business experience
A. Laurence Jones, 61 (Class I)

Mr. Jones has served on our Board since November 2013. Mr. Jones currently serves as the Executive Chairman of Coalfire Systems, Inc., a provider of IT audit, security and compliance solution. From January 2007 to June 2011, Mr. Jones served as Chief Executive Officer and a member of the board of directors of StarTek, Inc. (NYSE: SRT), a provider of outsourced call center and customer support services for the communications industry with over 9,000 employees in the United States, Canada and the Philippines. From 2004 to 2006, Mr. Jones was Chief Executive Officer and President of Activant Solutions, a vertical market ERP software company which was sold to Hellman and Freidman, a private equity firm, in May 2006. Prior to that, Mr. Jones was chairman of WebClients, an internet marketing firm from 2002 to 2004, and also served as Chairman and Chief Executive Officer of Interelate, Inc., a CRM services firm from 2002 to 2004. In addition, Mr. Jones served as President and Chief Executive Officer of MessageMedia (NASDAQ: MESG), an email marketing firm from 1999 to 2002. Mr. Jones also served as Chief Executive Officer of Neodata Services, Inc. from 1993 to 1998, was founding Chief Executive Officer of GovPX from 1992 to 1993, as Senior Vice President at Automatic Data Processing from 1987 to 1992 and spent the first 10 years of his career at Wang Laboratories from 1977 to 1987. Mr. Jones is currently the finance chair of the Board of Advisors for the Deming Center entrepreneurial program at the Leeds School of Business at the University of Colorado and has served in various capacities since 2002. He also serves on the Colorado Board of Directors at the National Association of Corporate Directors. Over the past 10 years, Mr. Jones has served as a director of numerous public and private companies, including Comverge, Inc., Work Options Group, Exabyte, Activant Solutions, Realm Solutions, SARCOM, WebClients, DIMAC and Fulcrum Analytics. Mr. Jones currently serves as a director of Essential Power,  LLP, a private power company. Mr. Jones was selected as a director due to his leadership experience at technology companies, his financial and accounting experience and his expertise in governance matters.

Name, age and present position, if any, with the Company	Period served as director, other business experience
Joseph Carrabino, Jr., 52 (Class II)

Mr. Carrabino has served on our Board since April 2012. Mr. Carrabino has been a Partner of AEA Investors LP since 2004 and is Head of the Private Debt Group, which focuses on mezzanine and senior debt investing in the middle market. From 1999 to 2003, Mr. Carrabino was a Partner at a private equity firm, J. H. Whitney & Co. His responsibilities included serving as co-head of the mezzanine debt and structured products groups and as a member of their credit and investment committees. Mr. Carrabino also spent considerable time on J. H. Whitney's private equity activities. From 1987 to 1999, Mr. Carrabino worked in the Investment Banking Department of Credit Suisse First Boston, attaining the position of Managing Director. His areas of focus included leveraged finance and private equity sponsor coverage, high yield finance, and corporate restructurings and reorganizations. Mr. Carrabino is currently a member of the board of directors of Ramsey Industries LLC and has served on other boards in his various capacities at AEA and J. H. Whitney. Mr. Carrabino was selected as a director because of his experience with financings and capital raising, his financial expertise and his experience as a director.

Mark Weldon, 46 (Class II)

Mr. Weldon has served on our Board since May 2012. Mr. Weldon currently owns and operates Terra Sancta Vineyards. From 2002 to 2012, Mr. Weldon served as a Chief Executive Officer of the New Zealand Stock Exchange (the "NZSX"). Prior to that, Mr. Weldon was an attorney at Skadden, Arps, Slade, Meagher & Flom and then became a Senior Engagement Manager at McKinsey & Company. Mr. Weldon graduated from Auckland University with a Masters degree in Economics (First Class Honours), a Bachelor of Commerce and a Bachelor of Arts. He then studied at Columbia University School of Law, graduating in 1997 with a law degree and a diploma in International Law. Mr. Weldon's experience in working in both the United States and New Zealand with listed companies, including as CEO of NZSX, is seen as an asset to the Board.

Name, age and present position, if any, with the Company	Period served as director, other business experience
Mark Russell, 57 (Class III)

Mr. Russell has served on our Board since September 2007. Mr. Russell is a senior commercial partner of the New Zealand law firm Buddle Findlay, acting for a wide range of public and private companies and has extensive experience in corporate finance and structuring, and banking and insolvency. He acts for a number of companies listed on the NZSX and NZX Alternative Market, with particular emphasis on the NZSX Rules, compliance advice, initial listing and IPOs. He gives banking and securities advice to New Zealand and overseas banks and overseas law firms, and he also provides advice to trustee companies and issuers on public securities issues and managed funds. He was ranked as a leading individual in banking and finance in Asia Pacific Legal 500 2010. Mr. Russell was selected as a director because of his familiarity with our Company as a result of having served as a director since our initial public offering in New Zealand, and his broad legal experience is seen as an asset to the Company.

Alessandro Sodi, 54 (Class III)

Mr. Sodi serves as our Chief Executive Officer and President and a director of the Board. Before our founding in 1998, Mr. Sodi served as an officer of our predecessor entity, Diligent Board Member Services, LLC, which was previously known as Manhattan Creative Partners, LLC ("MCP"), a consulting firm specializing in software development and the internet. Subsequently, in 2003, MCP switched its focus to corporate governance service delivery. From 2001 to 2003, Mr. Sodi managed the development of software that would become the Diligent Boardbooks system. Mr. Sodi was selected as a director because as the Company's Chief Executive Officer and President, he has in-depth knowledge of the Company's operations, strategy and competitive position.

David Liptak, 56 (Series A Director)

Mr. Liptak was elected Chairman of our Board in March 2010 and was elected as a director by the holders of our Series A Preferred Stock in April 2009. Mr. Liptak is the founder and Managing Partner of Spring Street Partners, L.P., which he formed in 1995. Mr. Liptak was the founder and President of West Broadway Partners,  Inc., an investment partnership that ultimately managed more than U.S. $700 million in investor capital in the West Broadway Partners group of funds until March 2005. At that time, Mr. Liptak left the firm and began managing Spring Street Partners, L.P. on a full-time basis. Spring Street Partners, L.P. is the holder of approximately 22 million shares of the Company's Series A Preferred Stock (representing a majority of the outstanding Series A Preferred Stock), and also holds approximately 4.17 million shares of the Company's common stock, representing beneficial ownership of approximately 25% of our common stock in the aggregate. Mr. Liptak was selected as a director by the holders of our Series A Preferred Stock due to Spring Street Partners, L.P. substantial investment in our capital stock, as well as due to Mr. Liptak's extensive financial and investment experience.

Executive Officers

        The following persons currently serve as our executive officers in the capacities indicated below. Our executive officers are responsible for the management of our operations, subject to the oversight of the Board.

Name	Position & Other Business Experience
Alessandro Sodi, 54 Director, CEO, President	Please see biographical information provided above.
Carl D. Blandino, 63 Chief Financial Officer, EVP(1)

Mr. Blandino serves as our Executive Vice President and Chief Financial Officer ("CFO"). Prior to his employment with the Company on May 15, 2013, Mr. Blandino served as Senior Vice President and Chief Financial Officer at CashEdge, Inc., a U.S. software-as-a-service (SaaS) provider of a mobile and online payments network and risk management services to financial institutions. Prior to his service at CashEdge, Inc., Mr. Blandino served as CFO at several U.S. public and private high technology and software companies, including most recently Open Solutions,  Inc., a provider of technology solutions to the financial services marketplace. He also spent over 10 years in public accounting in various management positions with Coopers and Lybrand and Deloitte Haskings & Sells, both international public accounting firms.

Michael Flickman, 53 Chief Technology Officer, EVP

Mr. Flickman serves as our Executive Vice President and Chief Technology Officer ("CTO"). Prior to joining the Company in September 2011, Mr. Flickman served as CTO at Survey Sampling International from July 2008 to August 2011. Prior to that time, Mr. Flickman served as CTO at CYA Technologies, Inc. since November 2004. Mr. Flickman has been working in the technology field for nearly 30 years, specializing in commercial software development, infrastructure architecture and management, enterprise software, product management, development process improvement and project management.

Jeffrey Hilk, 49 Director of Client Services, EVP

Mr. Hilk serves as Executive Vice President and Director of Client Services, and has global responsibility for Account Management and worldwide Client Support. Prior to joining the Company in March 2011, Mr. Hilk held senior-level sales positions with IT consulting firms, specifically Shore Group, Inc. from November 2009 to March 2011 and Presidio Networked Solutions from July 2007 to November 2009. Mr. Hilk has more than twenty-five years of experience in the technology industry, having led teams in account management, sales, product management and engineering, during his career at large multi-national companies such as NCR, AT&T, McDonnell-Douglas Aerospace Corp., and Boundless Corporation.

Name	Position & Other Business Experience
Thomas N. Tartaro, 51 General Counsel, Corporate Secretary, EVP

Mr. Tartaro has served as our Executive Vice President, General Counsel and Corporate Secretary since June 2013. From 2001-2012, he was Corporate Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of Open Solutions, Inc. (NASDAQ: OPEN), a multinational provider of enterprise-wide SaaS and technology license solutions for financial institutions. Prior to that, Mr. Tartaro was in private practice in the Washington, D.C. area for 10 years with law firms such as LeBouef, Lamb and Preston, Gates, among others.

(1)
As previously disclosed, on April 29, 2014, the Company and Mr. Blandino mutually agreed that he would resign from his position as Chief Financial Officer on the later of the day immediately following (i) filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013 and (ii) May 15, 2014. Mr. Blandino will provide certain transition services to assist the Company with its accounting and financial reporting functions. Upon Mr. Blandino's resignation, Alexander Sanchez, the Company's Controller, will serve as interim Chief Financial Officer (Principal Financial and Accounting Officer).

        None of our directors or executive officers have been involved in any legal proceeding enumerated in Securities and Exchange Commission Regulation S-K, Item 401, within the time periods described in that regulation.

Director Nomination Process

        The Company's goal is to assemble a Board that brings to the Company a variety of perspectives and skills derived from business and professional experience. The Board considers a variety of criteria when evaluating potential Board members, as described below, and expects that its candidates be of the highest ethical character, share the values of the Company, be capable of discharging their fiduciary duties to the shareholders of the Company, have reputations, both personal and professional, consistent with the image and reputation of the Company, be highly accomplished in their respective fields, and possess the relevant expertise and experience necessary to assist the Company with enhancing shareholder value.

        The Board considers nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company's business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. The Nominations Committee seeks new nominees for election to the Board, when necessary, through a variety of channels, including informal recommendations through business and personal contacts. Current members of the Board and the CEO are polled for suggestions. In addition, research also may be performed to identify qualified individuals. To date, the Company has not engaged third parties to identify, evaluate, or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if necessary.

        Pursuant to NZSX Rule 3.3.5, shareholders of the Company have the right to propose nominees for directors of the Company to be elected at each annual meeting of shareholders in accordance with the opening date and closing date for nominations announced by the Company for each applicable annual meeting. Under the U.S. federal securities laws, shareholders who submit a nomination pursuant to NZSX Rule 3.3.5 are also required to submit a filing with the SEC containing the information required by Schedule 14N. The Board will evaluate any candidate recommended for nomination as a director, whether proposed by a shareholder, or identified through the Board's own search processes, about whom it is provided appropriate information in a timely manner.

        All new candidates for election to the Board and all Board members eligible for nomination for re-election to the Board are evaluated based upon a variety of criteria, including the following:

  •
  Whether the candidate has the highest level of personal and business integrity and a reputation for integrity, honesty and fair dealing in the business community and such candidate's local community;

  •
  Whether the candidate has the requisite senior level executive experience with management responsibilities or if such candidate been engaged extensively in advising corporations as either an accountant or lawyer;

  •
  Whether the candidate's personality is conducive to working effectively and on a collaborative basis with the other directors on Board matters;

  •
  The absence of conflicts of interest;

  •
  Whether the candidate has the expertise or skill set which is needed on the Board;

  •
  Whether the candidate has a level of financial literacy as would be appropriate for evaluating budgets and financial statements; and

  •
  Whether the candidate has experience in the software as a service industry or exposure to the board portal business.

        The Nominations Committee does not have a policy with respect to the consideration of diversity in identifying director nominees. While the Nominations Committee focuses on obtaining a diversity of professional expertise on the Board rather than a diversity of personal characteristics, it recognizes the desirability of racial, ethnic and gender diversity and considers it an additional benefit when a new director can also increase the personal diversity of the Board as a whole. The Nominations Committee and the Board may also consider such other factors as it may deem to be in the best interests of the Company and its shareholders.

Code of Conduct

        We have a written Code of Conduct that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Treasurer. The full text of our Code of Conduct is published on our website at www.boardbooks.com under the "Investor Relations-Corporate Governance" caption. We will disclose any future amendments to, or waivers from, certain provisions of the Code of Conduct applicable to our Chief Executive Officer and Chief Financial Officer on our website within four business days following the date of any such amendment or waiver.

Audit and Compliance Committee

        The Company maintains a separately-designated standing Audit and Compliance Committee, which assists the Board in fulfilling its oversight responsibilities by reviewing the integrity of the Company's financial statements and financial reporting process, the qualifications, independence and performance of the Company's U.S. independent registered public accounting firm, and compliance with legal and regulatory requirements. The current members of the Audit and Compliance Committee are Mark Russell, Greg B. Petersen, Laurence Jones and Joseph Carrabino, Jr. Mr. Petersen serves as Chairman of the Audit and Compliance Committee. The Board has determined that Mr. Petersen qualifies as an "audit committee financial expert," and has the required "accounting or financial background" in accordance with the applicable rules of the SEC and the NZSX Rules and meets the independence standards applicable to audit committee members under the listing rules of the NASDAQ Stock Market ("NASDAQ").

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, executive officers and any other applicable shareholders timely filed all reports required by Section 16(a) of the Exchange Act except two reports, covering two reporting transactions, were filed late by Alessandro Sodi.

ITEM 11.    EXECUTIVE COMPENSATION

        The summary compensation table below summarizes information concerning compensation for the twelve months ended December 31, 2013 and the twelve months ended December 31, 2012, of our Chief Executive Officer and our two other most highly compensated executive officers during our 2013 fiscal year. We refer to these individuals as the "Named Executive Officers."

 SUMMARY COMPENSATION TABLE

        The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(3)		All other Compensation ($)(4)	Total ($)
Alessandro Sodi	2013	631,164	300,000	(5)	6,976,800	(1)	2,276,053	(6)	15,850	10,199,867
Chief Executive Officer	2012	549,133	750,000	(7)	0		0		14,633	1,313,766
Carl D. Blandino(8)	2013	198,087	98,500	(5)	591,800	(2)	740,890		5,165	1,634,442
Chief Financial Officer	2012	N/A	N/A				N/A		N/A	N/A
Thomas N. Tartaro(9)	2013	148,958	74,500	(5)	290,520	(2)	279,327		7,197	800,502
General Counsel & Corporate Secretary	2012	N/A	N/A				N/A		N/A	N/A

(1)
The amounts reported for Mr. Sodi include 2,250,000 shares of common stock, subject to performance share units ("PSUs"), that will be earned only if a performance target is achieved over the course of a one-year measurement period beginning July 1, 2013; and 250,000 shares of common stock, subject to PSUs, that will be awarded only if certain performance targets are achieved over the course of four, one year measurement periods beginning April 1, 2013, subject, in each case, to vesting based on continued employment. The amounts in this column reflect the grant date fair value of the PSUs computed in accordance with ASC Topic 718 based on the closing price of our common stock on the grant date. The grant date fair value of PSUs granted to Mr. Sodi in 2013 were determined based on the vesting of 100% of the nominal PSUs awarded. The assumptions made in calculating the grant date fair value amounts for PSUs are incorporated herein by reference to the discussion of those assumptions in Note 14 to the financial statements contained in this Annual Report. Note that the amounts reported in this column reflect our accounting cost for the PSUs, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the awards.

(2)
The amounts reported for Mr. Blandino and Mr. Tartaro include restricted stock units (the "RSUs") computed in accordance with ASC Topic 718 based on the closing price of our common stock on June 25, 2013, which is the grant date of the RSUs for accounting purposes. The assumptions made in calculating the grant date fair value amounts for RSUs are incorporated herein by reference to the discussion of those assumptions in Note 14 to the financial statements contained in this Annual Report. Note that the amounts reported in this column reflect our accounting cost for the RSUs, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the awards.

(3)
The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the Named Executive Officers in 2012 and 2013, respectively. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Note 14 to the financial statements contained in this Annual Report. Note that the amounts reported in this column reflect our accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the awards.

(4)
The amounts reported in this column represent amounts paid for health benefits and the matching funds we provide in connection with the Named Executive Officers' contributions to our 401(k) savings plan.

(5)
These amounts represent discretionary bonuses approved by the Board of Directors or the Compensation Committee, as applicable, in 2013. Mr. Sodi was awarded an annual bonus of $150,000 in April 2013 and a discretionary bonus of $150,000 in December 2013, payable in 2014 upon determination of the performance condition set forth in certain of the PSU grants, in connection with entering into the Amendment to Replacement Grant Agreement as described herein. Mr. Blandino and Mr. Tartaro were each awarded a prorated 2013 annual bonus in accordance with the terms of their respective employment agreements. These bonuses will not be paid to Mr. Blandino and Mr. Tartaro until after this Annual Report is filed with the SEC.

(6)
The amount reported represents 1,600,000 shares subject to options granted on December 23, 2013 and exercisable as of December 31, 2013.

(7)
The amount reported represents a discretionary bonus approved by the Board on April 17, 2012. The bonus was payable in three equal installments on each of April 30, 2012, July 31, 2012 and October 31, 2012.

(8)
Mr. Blandino was hired as our Executive Vice President and Chief Financial Officer, effective May 15, 2013. On April 29, 2014, we announced that we had entered into an agreement with Mr. Blandino (the "Transition Agreement") pursuant to which Mr. Blandino would resign as Executive Vice President and Chief Financial Officer following the later of (i) the completion of the submission of this Annual Report and our Quarterly Reports on Form 10-Q for the 2013 fiscal year filed with the SEC, and (ii) May 15, 2014. Mr. Blandino will provide certain transition services following his resignation, as described herein.

(9)
Mr. Tartaro was hired as our Executive Vice President, General Counsel and Corporate Secretary, effective June 17, 2013.

Narrative to Summary Compensation Table

        In fiscal 2013, the primary components of our executive compensation program were:

  •
  Base salary

  •
  Annual incentives

  •
  Equity compensation

Base Salary

        We use base salary to fairly and competitively compensate our employees, including the Named Executive Officers, for the responsibilities we ask them to undertake in performing their jobs. We view the base salary as the most stable component of our compensation program, as this amount is not at risk. Since our emphasis is on performance-based compensation for executive officers, base salary adjustments tend to be made when we believe there is a significant deviation from the general market or an executive officer's responsibilities increase significantly.

Annual Incentives

        The Compensation Committee has the authority to make discretionary incentive awards to our employees and executives, including the Named Executive Officers. These awards are intended to reward our employees and executives for achieving strategic and operational objectives. Bonuses were earned by our Named Executive Officers in 2013 in recognition of our financial performance and progress in the restatement and reaudit of our historical financial statements, as well as the remedial measures as described in Item 9A of the 10-K Amendment.

        In September 2013, the Compensation Committee adopted the 2013 Remediation Bonus Plan (the "Remediation Bonus Plan") and approved bonus opportunities for the employees designated by the Compensation Committee as participants in the Remediation Bonus Plan. The Remediation Bonus Plan provided for the payment of cash bonuses to participants upon the completion of the previously announced restatement of our financial statements for the fiscal years ended December 31, 2010 through 2012 and the quarter ended March 31, 2013, and necessary filings with the U.S. Securities and Exchange Commission in connection therewith. A participant would cease to be eligible for a bonus payment pursuant to the Remediation Bonus Plan upon ceasing to be an employee of the Company, except in the event of death or disability. The aggregate amount available for bonuses that may be approved by the Compensation Committee under the Remediation Bonus Plan was approximately $400,000. Under the Remediation Bonus Plan, Mr. Blandino's bonus opportunity was set at $250,000 and Mr. Tartaro's bonus opportunity was set at $70,000. The bonuses under the Remediation Bonus Plan were paid in April 2014.

Equity Compensation

        We use equity compensation to promote an ownership culture that encourages preserving and building value for our shareholders. Equity compensation awards have been granted under our 2007 Stock Option and Incentive Plan (the "2007 Plan"), our 2010 Stock Option and Incentive Plan (the "2010 Plan") and our 2013 Incentive Plan (the "2013 Plan").

        Each of Mr. Blandino and Mr. Tartaro received grants of stock options and RSUs upon the commencement of their service with the Company, as contemplated by their respective employment agreements. The issuance of the RSUs has been deferred pending the Company's ability to file a Registration Statement on Form S-8 registering the shares of stock issuable pursuant to the 2013 Plan.

        On April 15, 2013, we announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to Alessandro Sodi, our Chief Executive Officer, in substitution for certain awards that would be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan. On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, we entered into a definitive Replacement Grant Agreement with Mr. Sodi and certain agreed upon ancillary award agreements related thereto. In June 2013, the substitute remuneration package was approved by our stockholders and, on December 23, 2013 (the "grant date") we entered into an amendment to the Replacement Grant Agreement (the "Amendment to Replacement Grant Agreement") with Mr. Sodi which fixed the terms of the incentive compensation package.

        Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the "Grant Date"), Mr. Sodi's fully vested option to purchase 2.4 million shares of our common stock for an exercise price of US$0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, Mr. Sodi received:

  •
  An option to purchase 1,600,000 shares of common stock having an exercise price of US$2.79, which is equal to the closing price per share of our common stock on the last trading day on the New Zealand Stock Exchange immediately prior to the grant date expressed in US dollars. The option fully vested on December 31, 2013.

  •
  A performance cash award of US$4.2 million, determined based on 1.6 million multiplied by the excess of the exercise price of US$2.79 over US$0.14. Mr. Sodi's right to receive such cash award is contingent on our achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. Any cash award, once earned, will be paid in three equal annual installments in 2014, 2015 and 2016, or, if earlier, upon a change in control or Mr. Sodi's separation from service. Any payment due on any installment date will be proportionally reduced if the sum of our common stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

        In addition, Mr. Sodi held an option to purchase 3 million shares of our common stock for an exercise price of US$0.82 per share, which remained subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, we cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, Mr. Sodi received:

  •
  Level 1 PSUs for 2,250,000 shares of common stock contingent on our achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. Once earned, the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018.

  •
  Level 2 PSUs for up to 250,000 shares of common stock contingent on our achieving either at least 15% fully diluted EPS growth or 15% total shareholder return (TSR) growth in four one-year measurement periods beginning April 1, 2013. Level 2 PSUs for 62,500 shares of common stock will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully-diluted EPS growth or TSR growth meet the cumulative performance target. The award requires continued employment at the end of each respective annual performance period.

        The vesting of the options, performance cash award and PSUs described above will be subject to certain acceleration provisions in the event of a change in control, upon death or disability or if Mr. Sodi is terminated without cause or resigns for good reason.

Other Benefits

        Historically, we have not provided retirement benefits to our executives, including our Named Executive Officers. However, we offer all of our U.S. employees, including our Named Executive Officers, the opportunity to participate in our 401(k) savings plan. This plan serves as the primary vehicle for our employees to accumulate retirement benefits. In 2013, we provided a 4% match of any employee contributions (including contributions of the Named Executive Officers) made to the 401(k) plan. We believe that the total amount of retirement benefits made available to our executive officers, including the Named Executive Officers, under this plan is consistent with the level of total compensation that we seek to provide our executive officers.

        We provide medical, disability and life insurance benefits to our executives, including the Named Executive Officers, on the same terms and conditions as are generally available to all of our salaried employees.

Tax Deductibility of Executive Compensation

        Section 162(m) of the U.S. Internal Revenue Code limits the Company from taking a tax deduction for certain compensation in excess of U.S. $1 million in any taxable year paid to each of our Named Executive Officers other than qualified performance based compensation. The Replacement Awards described above have been designed to meet this exception. We may also grant stock-based or cash awards under our 2013 Plan that will meet this exception. While we generally seek to ensure the deductibility of the incentive compensation paid to our executive officers, the Compensation Committee retains the flexibility necessary to provide cash and equity compensation, consistently with the NZSX Rules, in line with competitive practice and the best interests of shareholders even if these amounts are not fully tax deductible.

Employment Agreements

Chief Executive Officer

        We entered into an employment agreement with Alessandro Sodi on June 27, 2011 for a term of three years. Mr. Sodi's employment agreement provides for annual base compensation of U.S. $510,000 per year which will increase 15% per year during the term. In addition, at the beginning of the second quarter of every fiscal year, the Board will consider approving a lump sum payment of U.S. $150,000 to Mr. Sodi (which was awarded to Mr. Sodi in 2014 and will be reflected in the Company's summary compensation table contained in the Company's applicable filings with the SEC in 2015). This payment will be at the discretion of the Board, taking into consideration market conditions and the then-current performance of the Company.

        In the event Mr. Sodi voluntarily resigns in connection with a change of control, for health issues related to him or his spouse or he is removed as the CEO of the Company or his employment agreement is not renewed or extended, Mr. Sodi will be paid one year of his then-current salary. The agreement contains other provisions normally found in such agreements such as, by way of example, non-competition, confidentiality and inventions clauses.

Executive Vice President and Chief Financial Officer

        We entered into an employment agreement with Mr. Blandino on May 15, 2013. The agreement provides for: (i) a three-year term, (ii) an annual base salary at the rate of U.S. $315,000, (ii) an annual target bonus opportunity of not less than 50% of base salary (subject to the attainment of performance targets to be approved by the Compensation Committee of the Board), (iii) the grant of an option to purchase 260,000 shares of our common stock pursuant to the 2013 Plan, (iv) the grant of 110,000 RSUs pursuant to the 2013 Plan, (v) the payment of six months' base salary as severance in the event Mr. Blandino's employment is terminated by us without "cause" or by Mr. Blandino for "good reason," as set forth in the Agreement, and (vi) customary post-termination restrictive covenants in favor of us (including, confidentiality, non-competition and non-solicitation covenants). The Compensation Committee of the Board approved the grant of the equity awards described above and the exercise price of the option to purchase shares of common stock was set at U.S. $6.12 per share, based on the closing price of our common stock on the New Zealand Stock Exchange on May 15, 2013. The issuance of the RSUs remains subject to the effectiveness of a Registration Statement on Form S-8 covering the shares issuable pursuant to the 2013 Plan. The equity awards will vest in four equal installments on each anniversary of the Agreement, subject to Mr. Blandino's continued employment as of such dates. Vesting is subject to acceleration in the event of a termination in connection with a change of control.

        On April 29, 2014, we entered into a transition agreement (the "Transition Agreement") with Mr. Blandino specifying the terms of his departure from the Company. We and Mr. Blandino agreed that Mr. Blandino would resign from his position as Chief Financial Officer and Executive Vice President on the later of the day immediately following (i) filing of this Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and September 30, 2013 with the SEC and (ii) May 15, 2014 (the "Transition Start Date"). Commencing on the Transition Start Date, Mr. Blandino will provide transition services to support us in our accounting and financial reporting functions for a period of seventy-five (75) days (the "Transition Period"). Upon the Transition Start Date, we will pay to Mr. Blandino certain accrued obligations, including his bonus earned for the fiscal year ended December 31, 2013 of $98,500. During the Transition Period, Mr. Blandino will be entitled to receive aggregate compensation of $52,500 (subject to applicable withholdings and customary payroll deductions).

        In connection with the Transition Agreement, we and Mr. Blandino agreed to enter into a mutual general release agreement upon Mr. Blandino's resignation. The release contains customary terms and provides that Mr. Blandino will relinquish any right to his outstanding and pending equity awards. Subject to the execution and effectiveness of the release, we agreed to pay Mr. Blandino (i) a severance payment in the aggregate amount of $157,500 (subject to applicable withholdings and customary payroll deductions) and (ii) an RSU payment in the amount of $110,000 (subject to applicable withholdings and customary payroll deductions).

        Following the Transition Period, we will pay Mr. Blandino a retention payment of $50,000 following the reaffirmation of the release. For an additional six months following the Transition Period, Mr. Blandino will provide services as a part-time consultant for us on an as-needed basis.

Executive Vice President and General Counsel

        We entered into an employment agreement with Mr. Tartaro on June 17, 2013 for a term of three years. Mr. Tartaro's employment agreement provides for (i) annual base compensation of U.S. $275,000, (ii) an annual target bonus opportunity of not less than 50% of base salary (subject to the attainment of performance targets to be approved by the Compensation Committee of the Board), (iii) the grant of an option to purchase 100,000 shares of our common stock pursuant to the 2013 Plan, (iv) the grant of 54,000 RSUs pursuant to the 2013 Plan, (v) the payment of six months' base salary as severance in the event Mr. Tartaro 's employment is terminated by us without "cause" or by Mr. Tartaro for "good reason," as set forth in the Agreement, and (vi) customary post-termination restrictive covenants in favor of us (including, confidentiality, non-competition and non-solicitation covenants). Mr. Tartaro's base salary was increased to U.S. $300,000 in March 1, 2014. The Compensation Committee of the Board approved the grant of the equity awards described above and the exercise price of the option to purchase shares of common stock was set at U.S. $6.40 per share, based on the closing price of our common stock on the New Zealand Stock Exchange on June 17, 2013. The issuance of the RSUs remains subject to the effectiveness of a Registration Statement on Form S-8 covering the shares issuable pursuant to the 2013 Plan. The equity awards will vest in four equal installments on each anniversary of the Agreement, subject to Mr. Tartaro's continued employment as of such dates. Vesting is subject to acceleration in the event of a termination in connection with a change of control.

 OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

        The following table shows information concerning stock options outstanding held by the Named Executive Officers at December 31, 2013. No stock options of any of the Named Executive Officers were repriced.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Options Exercise Price (U.S. $)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity Incentive Plan Award: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Alessandro Sodi,	800,000	(1)	0			$0.14	8/19/2019	—	—	—		—
Chief Executive Officer	1,600,000	(2)	0			$2.79	12/22/2023	—	—	—		—
(CEO)	378,049	(3)	121,951	(3)		$0.82	6/27/2021	—		—		—
	—		—				—	0	0	2,500,000	(4)	$6,976,800
Carl D. Blandino,	0		260,000	(5)		$6.12	5/14/2023	—	—	—		—
Chief Financial Officer
Thomas N. Tartaro,	0		100,000	(6)		$6.40	6/17/2023	—	—	—		—
General Counsel & Corporate Secretary

The Company had no other equity incentive plan awards or stock awards outstanding as of December 31, 2013 with its Named Executive Officers.

(1)
Represents an option to purchase 800,000 shares of common stock granted on August 20, 2009, which vested in full on August 20, 2010.

(2)
Represents an option to purchase 1,600,000 shares of common stock granted on December 23, 2013, which vested in full on December 31, 2013.

(3)
Represents an option to purchase 500,000 shares of common stock granted on June 27, 2011 and amended on December 23, 2013, with 378,049 vested on June 28, 2013 and 121,951 vested on January 1, 2014.

(4)
Represents 2,250,000 shares of common stock subject to Level 1 PSUs and 250,000 shares of common stock subject to Level 2 PSUs. The issuance of the shares of common stock subject to the Level 1 PSUs is contingent on the satisfaction of a performance target achieved over the course of a one-year measurement period beginning July 1, 2013. Subject to achievement of the performance target, the Level 1 PSUs vest based on continued service as follows: (i) 562,500 vesting June 30, 2015 to be delivered in two equal installments annually beginning February 15, 2018; (ii) 562,500 vesting June 30, 2016 to be delivered in two equal installments annually beginning February 15, 2018; (iii) 562,500 vesting June 30, 2017 to be delivered on February 15, 2018; (iv) 562,500 vesting June 30, 2018 to be delivered on February 15, 2019. The amounts also include 250,000 shares of common stock, subject to PSUs, contingent on the satisfaction of certain performance targets achieved over the course of four, one year measurement periods beginning April 1, 2013 ("Level 2 PSUs"). Subject to achievement of the performance targets, the Level 2 PSUs vest based on continued service in four equal installments annually beginning March 31, 2014 with a delivery date of February 15, 2018.

(5)
Represents an option to purchase 260,000 shares of common stock granted on May 15, 2013, subject to stockholder approval of the 2013 Plan which occurred on June 25, 2013, vesting in four equal annual installments beginning May 15, 2014. In connection with the Transition Agreement, dated April 29, 2014, Mr. Blandino entered into a mutual general release agreement with us that provided for, among other things, his relinquishment of any rights to his outstanding and pending equity awards.

(6)
Represents an option to purchase 100,000 shares of common stock granted on June 17, 2013, subject to stockholder approval of the 2013 Plan which occurred on June 25, 2013, vesting in four equal annual installments beginning June 17, 2014.

Potential Payments Upon Termination or Change In Control

        Under the terms of Mr. Sodi's employment agreement, Mr. Sodi is entitled to be paid one year of his then-current salary in the event he voluntarily resigns in connection with a change of control, for health issues related to him or his spouse or if he is removed as the CEO of the Company or his employment agreement is not renewed or extended. If Mr. Sodi's employment agreement had been terminated as of December 31, 2013, he would have received U.S. $549,133. Under the 2007 Plan, the 2010 Plan and 2013 Plan, Mr. Sodi would have been eligible to exercise vested options as of the date of his termination within the earlier of (i) the three month period following his termination date, or (ii) the expiration of the term of such options.

        Since Mr. Sodi's stock option awards under the 2009 Plan, 2010 Plan and 2013 Plan were fully vested as of December 31, 2013, there are no relevant acceleration provisions for these awards. Under the Amendment to Replacement Grant Agreement, Mr. Sodi's performance cash award is subject to certain vesting terms and deferred payments. If a change in control were to occur, any outstanding vesting would accelerate and any outstanding deferred payments would become due for delivery immediately prior to such change in control. In addition, pursuant to the Level 1 PSU award and the Level 2 PSU award, if a change in control were to occur, any outstanding performance vesting would accelerate, any outstanding service vesting would accelerate, and delayed delivery of the shares of common stock underlying the PSUs would accelerate. If a change in control had occurred as of December 31, 2013, Mr. Sodi would have been entitled to receive $4.24 million. In addition, he would have been eligible (x) to exercise all of his outstanding options, and (y) to receive the shares of common stock subject to the Level 1 PSU and Level 2 PSU awards.

        Under the terms of Mr. Blandino's employment agreement, Mr. Blandino was entitled to be paid six months of his then-current salary in the event he was terminated by the Company without cause or resigned for good reason, each as defined in the employment agreement. If Mr. Blandino's employment agreement had been terminated without cause or resigned for good reason as of December 31, 2013, he would have received $157,500. In addition, if Mr. Blandino had been terminated without cause or resigned for good reason as of December 31, 2013, within six months following a change in control, (i) his award of 110,000 restricted stock units would have become fully vested, in accordance with his Restricted Share Unit Award Agreement, dated as of May 15, 2013, and (ii) the shares underlying his stock option award would have become exercisable to the extent vested, in accordance his Stock Option Award Agreement, dated May 15, 2013, until the earlier of (x) one year from the date of his termination of employment or (y) the expiration of his option award agreement. Under the terms of the Transition Agreement, Mr. Blandino is entitled to receive certain payments upon his resignation as Executive Vice President and Chief Financial Officer and in respect of certain transition services. The terms of the Transition Agreement are described above under the heading "Employment Agreements—Executive Vice President and Chief Financial Officer".

        Under the terms of Mr. Tartaro's employment agreement, Mr. Tartaro is entitled to be paid six months of his then-current salary in the event he is terminated by the Company without cause or resigns for good reason, each as defined in the employment agreement. If Mr. Tartaro's employment agreement had been terminated without cause or resigned for good reason as of December 31, 2013, he would have received $150,000. In addition, if Mr. Tartaro had been terminated without cause or resigned for good reason as of December 31, 2013, within six months following a change in control, (i) his award of 54,000 restricted stock units would have become fully vested, in accordance with his Restricted Share Unit Award Agreement, dated as of June 17, 2013, and (ii) the shares underlying his stock option award would have become exercisable to the extent vested, in accordance his Stock Option Award Agreement, dated June 17, 2013, until the earlier of (x) one year from the date of his termination of employment or (y) the expiration of his option award agreement.

        Other than the Company's employment agreements with Mr. Sodi, Mr. Blandino and Mr. Tartaro, and the Transition Agreement with Mr. Blandino, the Company does not maintain any contracts, agreements, plans, or arrangements that provide for payments to the Named Executive Officers at, following, or in connection with any termination of employment, including, without limitation, resignation, severance, retirement, or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officers responsibilities.

 COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed with management the foregoing summary of the Company's executive compensation and, based on such review and discussions, the Compensation Committee recommended to our Board that the discussion on executive compensation be included in this Annual Report on Form 10-K

Compensation Committee for the fiscal year ended December 31, 2013 of Diligent Board Member Services, Inc.
A. Laurence Jones (Chairman) Greg Petersen Mark Weldon

DIRECTOR COMPENSATION
YEAR ENDED DECEMBER 31, 2013

        The following table provides each element of compensation paid or granted to each non-employee director for service rendered during the year ended December 31, 2013.

Name	Fees earned or paid in Cash (U.S.$)(1)	Stock awards (U.S. $)	Option awards (U.S. $)	All other compensation (U.S. $)	Total (U.S. $)
Rick Bettle	$27,500	$37,041	—	—	$64,541
Joseph Carrabino, Jr.	$137,489	$80,000	—	—	$217,489
A. Laurence Jones	$10,272	$12,272	—	—	$22,544
David Liptak(2)	—	—	—	—	—
Greg B. Petersen	$51,910	$59,836	—	—	$111,746
Mark Russell	$66,859	$80,000	—	—	$146,859
Mark Weldon	$132,625	$80,000	—	—	$212,625

(1)
The amounts shown represent fees in U.S. dollars. Messrs. Bettle, Russell and Weldon were paid in New Zealand dollars. Messrs. Carrabino, Jones and Petersen were paid in U.S. dollars.

(2)
Mr. Liptak, the Chairman of the Board, has declined to take any directors' fees and has never been paid directors' fees.

        In June 2013, our shareholders approved a new remuneration package in an amount equal to US$856,000, all or any portion of which may be payable through the issuance of equity securities,

subject to compliance with applicable NZSX Rules. The new remuneration package provides for a mix of cash and grants of shares of common stock as outlined below.

Position	Fee Amount (Amounts are in U.S. dollars)
General Board Member Retainer	$50,000*
Audit and Compliance Committee Chair Retainer	$15,000
Compensation Committee Chair Retainer	$10,000
Nominations Committee Chair Retainer	$6,000*
Audit and Compliance Committee Member Retainer	$7,500
Compensation Committee Member Retainer	$5,000
Nominations Committee Retainer	$3,000
Initial Equity Grant	Annual Equity Grant on a pro rata basis
Annual Equity Grant	$80,000 value (100% shares of common stock)(1)

(1)
On March 14, 2014, we satisfied such grant through the issuance of 86,497 restricted shares to our non-executive directors, other than David Liptak, based on the volume weighted average trading price of our common stock on our primary trading market for the 20 trading days immediately prior to such date, pro-rated for any director who served on the Board for less than the full calendar year.

        The Board believes that the new remuneration package is consistent with governance best practices in aligning board remuneration with shareholder value by including a substantial equity component. With a view to seeing that any equity component of director's remuneration complies with the NZSX Rules, the Board only issues shares of our common stock after the end of each quarter of the calendar year to which Board service relates and the number of shares issued for each period of service is determined in accordance with the NZSX Rules.

        The directors are also entitled to be paid for all reasonable travel, accommodation and other expenses incurred by them in connection with their attendance at board or shareholder meetings, or otherwise in connection with our business.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table provides information concerning beneficial ownership of our common stock as of May 11, 2014 by:

  •
  Each person who is known to us to be the beneficial owner of 5% or more of our common stock;

  •
  Each of our directors and nominees;

  •
  Each of our executive officers; and

  •
  All of our directors and executive officers as a group.

        Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock and preferred stock shown as beneficially owned by them. Beneficial ownership representing less than one percent is denoted with an asterisk ("*").

        Unless otherwise indicated, the principal address of each of the persons below is c/o Diligent Board Member Services, Inc., 1385 Broadway, 19th floor, New York, NY 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Shares(2)
Officers and Directors
Alessandro Sodi, Director, CEO, President(3)	5,377,742	6.01%
David Liptak, Chairman; Director(4)	25,896,973	24.30%
Joseph Carrabino, Jr., Director	30,169	*
A. Laurence Jones, Director(5)	35,074	*
Greg Petersen, Director	46,858	*
Mark Russell, Director	111,143	*
Mark Weldon, Director(6)	175,186	*
Michael Flickman, Chief Technology Officer, EVP	0	*
Jeffrey Hilk, Director of Client Services, EVP	10,000	*
Thomas Tartaro, General Counsel, Corporate Secretary, EVP(7)	25,000	*
Carl D. Blandino, Chief Financial Officer, EVP(8)	65,000	*
All directors and executive officers as a group (11 persons)	31,773,145	28.92%
5% Security Holders
Spring Street Partners, L.P.(4)	25,896,973	24.30%
Carroll Capital Holdings, LLC(9)	14,989,763	15.52%
Accident Compensation Corporation(10)	7,127,853	8.23%
HSBC Nominees (New Zealand) Limited	6,761,837	7.81%
Wasatch Advisors, Inc.(11)	6,279,960	7.26%
Wasatch International Growth Fund(12)	4,379,359	5.06%

(1)
Includes (i) stock held in joint tenancy, (ii) stock owned as tenants in common, (iii) stock owned or held by spouse or other members of the individual's household, and (iv) stock in which the individual either has or shares voting and/or investment power, even though the individual disclaims any beneficial interest in such stock.

(2)
Shares of common stock subject to options currently exercisable or exercisable on or before July 10, 2014, and shares of common stock issuable upon conversion of the Series A Preferred Stock, are deemed outstanding and beneficially owned by the person holding such options or Series A Preferred Stock for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

(3)
Includes (i) 2,477,742 shares of common stock directly owned; and (ii) 2,900,000 shares of common stock subject to options currently exercisable. Does not include 2,500,000 shares of common stock underlying PSUs for which performance targets have not been satisfied.

(4)
Includes shares of common stock beneficially owned by Spring Street Partners, L.P., with a principal address at 488 Madison Avenue, 21st Floor, New York, New York 10022. David Liptak is the sole manager and member of West Broadway Advisors, L.L.C., which is the sole general partner of Spring Street, L.P. Spring Street Partners, L.P. is the beneficial owner of 25,896,973 shares of common stock, which include (i) 20,000,000 shares of Series A Preferred Stock that are convertible into common stock on a one to one basis and (ii) 5,896,973 shares of common stock.

(5)
Includes (i) 26,667 shares of common stock directly owned; and (ii) 8,407 shares of common stock beneficially owned by Aegis Management, LLC, with a principal address at 840 Sixth Street,

  Boulder, Colorado 80302. Mr. Jones and his spouse are the sole members of Aegis Management, LLC.

(6)
Includes (i) 75,000 shares of common stock directly owned; and (ii) 100,186 shares of common stock beneficially owned by Lola Nominees Limited, an entity wholly owned by Mark Weldon, with a principal address at 3 Ree Crescent, Cromwell, Central Otago, 9310 New Zealand.

(7)
Includes 25,000 shares of common stock subject to options exercisable on or before July 10, 2014.

(8)
Includes 65,000 shares of common stock subject to options exercisable on or before July 10, 2014.

(9)
Includes (i) 10,000,000 shares of Series A Preferred Stock and 3,389,763 shares of common stock owned by Carroll Capital Holdings LLC; (ii) 600,000 shares owned by Kenneth Carroll, Trustee, the Elizabeth Carroll 2012 Descendants Trust; and (iii) 1,000,000 shares owned by the Kenneth Carroll 2012 Family Trust. Carroll Capital Holdings, LLC's principal address is 94 Long Pond Road, Hewitt, New Jersey 07421.

(10)
Based on an SSH Notice filed in New Zealand by Accident Compensation Corporation ("ACC") on January 24, 2014, Nicholas Bagnall, Blair Tallot, Paul Robertshawe, Blair Cooper and Jason Familton are employees and portfolio managers or equity analysts for ACC. Under current ACC investment policies, they have the discretion to exercise control over some or all of the rights to vote and the power to acquire or dispose of some or all of the securities of which ACC is the beneficial owner. ACC's principal address is Justice Centre, 19 Aitken Street, PO Box 242, Wellington, New Zealand. As of January 24, 2014, ACC reduced the number of shares beneficially owned to 7,127,653 or 8.23% based on a subsequent SSH Notice, dated December 6, 2013.

(11)
Based on an SSH Notice filed in New Zealand by Wasatch Advisors, Inc. ("Wasatch"), dated May 30, 2013, is an investment manager with investment and voting discretion for mutual funds and institutional accounts. Wasatch's principal address is 150 Social Hall Avenue, 4th floor, Salt Lake City, Utah 84111. As of March 27, 2013, Wasatch became a substantial security holder.

(12)
Based on an SSH Notice filed in New Zealand by Wasatch International Growth Fund ("WIGF") on April 1, 2014, WIGF is an investment manager with investment and voting discretion for mutual funds and institutional accounts. WIGF's principal address is 150 Social Hall Avenue, 4th floor, Salt Lake City, Utah 84111. As of March 27, 2014, Wasatch became a substantial security holder.

        We are not aware of any arrangements involving our shareholders, the operation of which would result in a change of control.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth, as of December 31, 2013, certain information related to the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and Rights(2) (U.S. $)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in thousands)		(in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,572	$1.97	3,706
Equity compensation plans not approved by security holders	—	—	—
Total:	8,572	$1.97	3,706

(1)
In November 2007, the shareholders of Diligent approved the 2007 Plan to offer incentive stock options, non-qualified stock options and restricted shares of common stock to employees, directors and consultants of the Company. In June 2010, the shareholders of Diligent adopted the 2010 Plan to offer up to 5.0 million shares of common stock as incentive stock options and non-qualified stock options to employees, directors and consultants of the Company. The 2010 Plan was amended in April 2012 to authorize the issuance of an additional 2.5 million shares.

  In May 2013, the Board adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan, which was approved by the Company's stockholders in June 2013. An aggregate of 8.5 million shares of the Company's common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates. As of the date of approval of the 2013 Plan, 46 thousand and 2.6 million shares remained available for issuance under the 2007 and 2010 Plans, respectively. Upon approval of the 2013 Plan, the Company discontinued use of the 2007 and 2010 Plans and no shares remain available for future issuance under these plans.

(2)
The number of securities to be issued upon exercise of outstanding options, warrants and rights in column (a) includes 2.5 million Performance Share Units (PSUs) and 314 thousand Restricted Stock Units (RSUs). The PSUs are units of common stock issued to the Company's Chief Executive Office upon satisfaction of certain performance criteria. Once earned the PSUs vest over a defined service period. The RSUs represent units of common stock to be issued to certain employees over a defined vesting period, as long as the employees remain in the employ of the Company. The weighted average exercise price in column (b) above does not take these awards into account.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        Since the beginning of our 2013 fiscal year, there has been no transaction, and there is no currently proposed transaction, in which the Company was or is to be a participant in an amount requiring disclosure under the Exchange Act and in which any related person had or will have a direct or indirect material interest that would require disclosure under the Exchange Act.

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

Independence Standards for Directors

        As our common stock is not listed on a U.S. national securities exchange, the Board has elected to evaluate the independence of our directors using the applicable listing standards of the The NASDAQ Stock Market (the "NASDAQ Rules"). A majority of our board members are independent directors based on the definition of independence in the NASDAQ Rules, specifically, A. Laurence Jones, Mark Russell, Mark Weldon, Greg B. Petersen, Joseph Carrabino, Jr. and David Liptak. Under the NZSX Rules, A. Laurence Jones, Mark Russell, Mark Weldon, Greg B. Petersen and Joseph Carrabino are independent directors. Further, given that Mark Russell and Mark Weldon are New Zealand residents, the Company satisfies the requirement under the NZSX Rules that at least two directors must be residents in New Zealand.

        None of the nominees, nor any other member of our Board or executive officers, have been involved in any legal proceeding enumerated in Securities and Exchange Commission Regulation S-K, Item 401, within the time periods described in that regulation.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table shows fees incurred for audit and other services provided by Deloitte & Touche LLP, our independent U.S. registered public accounting firm for the fiscal year ended December 31, 2013

AUDIT FEES	2013
Audit Fees(1)	$2,719,350
Audit Related Fees(2)	$121,835
Tax Fees(3)	$10,000
Total Fees*	$2,851,185

*
Amounts are shown in U.S. dollars.

(1)
The Audit Fees for Deloitte & Touche LLP (Deloitte) represent billed fees and anticipated fees in connection with the audit of our consolidated financial statements for the period ended December 31, 2013; and the reviews of our consolidated financial statements for the periods ended September 30, 2013; June 30, 2013; and March 31, 2013, of $846,637. Also includes fees for the re-audit for the years ended 2012, 2011 and 2010 and out of pocket expenses, of $1,872,713.

(2)
The Audit Related Fees for Deloitte represent cost incurred for accounting related matters for which Deloitte consulted with its National Office.

(3)
Tax Fees consist of fees billed for professional services for tax advice and tax planning for the fiscal year ended December 31, 2013.

Pre-Approval of Services

        The Audit and Compliance Committee selected Deloitte & Touche LLP to serve for the fiscal year ended December 31, 2013 as the Company's independent accountants after considering Deloitte's independence and effectiveness. The Audit and Compliance Committee pre-approved all audit, audit related and non-audit services performed by Deloitte and the fees and other compensation paid to Deloitte by reviewing and approving the overall nature and scope of the audit process, reviewing and approval of any requests for non-audit services and receiving and reviewing all reports and recommendations of Deloitte. All non-audit services provided by Deloitte were pre-approved by the Audit and Compliance Committee.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as a part of this Report:

  1)
  Financial Statements:    The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled "Financial Statements and Supplementary Data."

  2)
  Financial Statement Schedules:    Schedule—II Valuation and Qualified Accounts

    The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

  3)
  Exhibits:    The exhibits listed in the exhibit index of this Form 10-K are filed with, or incorporated by reference in, this report.

 DILIGENT BOARD MEMBER SERVICES, INC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Deferred tax valuation allowance for the period ended:
December 31, 2013	$—	$—	$—	$—
December 31, 2012	$5,787	$(5,787)	$—	$—
December 31, 2011	$5,124	$663	$—	$5,787

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May [ ], 2014	DILIGENT BOARD MEMBER SERVICES, INC.
	By:	/s/ CARL D. BLANDINO Carl D. Blandino, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

 POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alessandro Sodi, Alex Sanchez and Thomas N. Tartaro, and each of them, as his true and lawful attorney-in-fact and agent, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all Annual Reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them or their, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ ALESSANDRO SODI Alessandro Sodi	Chief Executive Officer, President, Director (Principal Executive Officer)	May [ ], 2014
/s/ CARL D. BLANDINO Carl D. Blandino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May [ ], 2014
/s/ DAVID LIPTAK David Liptak	Director and Chairman	May [ ], 2014
/s/ JOSEPH D. CARRABINO, JR. Joseph D. Carrabino, Jr	Director	May [ ], 2014
/s/ A. LAURENCE JONES A. Laurence Jones	Director	May [ ], 2014
/s/ GREG PETERSEN Greg Petersen	Director	May [ ], 2014
/s/ MARK RUSSELL Mark Russell	Director	May [ ], 2014
/s/ MARK WELDON Mark Weldon	Director	May [ ]2014

 INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2012).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012).
4.1	Form of common stock certificate (incorporated herein by reference to Exhibit 4.7 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
10.1
Contribution Agreement dated October 1, 2007 between Diligent Board Member Services, LLC and Diligent Board Member Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
10.2	Diligent Board Member Services, Inc. 2007 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
10.3
Diligent Board Member Services, Inc. 2010 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2011).
10.4
Amendment to Diligent Board Member Services, Inc. 2010 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012).
10.5
Form of Restricted Stock Award Agreement for restricted stock awards under the Diligent Board Member Services, Inc. 2007 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
10.6
Investor Rights Agreement dated March 9, 2009 among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC (incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on March 13, 2009).
10.7
Employment Agreement between Diligent Board Member Services, Inc. and Alessandro Sodi (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011).
10.8
Employment Agreement between Diligent Board Member Services, Inc. and Carl D. Blandino (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2013).
10.19
Transition Agreement between Diligent Board Member Services, Inc. and Carl D. Blandino (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2014).
10.10	Employment Agreement between Diligent Board Member Services, Inc. and Thomas N. Tartaro.*
10.12	Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated herein by reference to Annex A to the Company's Definitive Proxy Statement filed with the SEC on June 4, 2013).

Exhibit Numbers	Exhibits
10.13	Replacement Grant Agreement between Alessandro Sodi and the Company (incorporated herein by reference to Annex B of the Company's Definitive Proxy Statement filed with the SEC on June 4, 2013).
10.14
Amendment to Replacement Grant Agreement between Alessandro Sodi and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 2013).
10.15	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2013).
10.16	Form of Award Agreement (Option Award) under the Diligent Board Member Services, Inc. 2013 Incentive Plan.*
21	Subsidiaries of Diligent Board Member Services, Inc.*
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (included on the Signatures page of this Annual Report on Form 10-K).*
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith