Form 10-Q/A
period 2013-06-30
Diligent Board Member Services, Inc.
filed 2014-05-20
CIK 1433269

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

AMENDMENT EXPLANATORY NOTE

Diligent Board Member Services, Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2014, to amend certain clerical omissions from the Original Filing.  This Amendment No. 1 is being filed solely to include completed dates on the signature page to the Original Filing and completed dates on Exhibits 31.1, 31.2, 32.1 and 32.2 filed therewith, which were inadvertently omitted from the Original Filing.

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

DILIGENT BOARD MEMBER SERVICES, INC.

Dated:	May 19, 2014	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated:	May 19, 2014	By:	/s/ Carl Blandino
Carl Blandino, Chief Financial Officer (Principal Financial Officer)