Form 10-K/A
period 2013-12-31
Diligent Board Member Services, Inc.
filed 2014-05-20
CIK 1433269

Use these links to rapidly review the document
CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

         DOCUMENTS INCORPORATED BY REFERENCE

         None

 AMENDMENT EXPLANATORY NOTE

        Diligent Board Member Services, Inc. is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "Original Filing"), filed with the Securities and Exchange Commission (the "SEC") on May 19, 2014, to amend certain clerical omissions from the Original Filing. This Amendment No. 1 is being filed solely to include completed dates on the signature page to the Original Filing and completed dates on Exhibits 31.1, 31.2, 32.1 and 32.2 filed therewith, which were inadvertently omitted from the Original Filing.

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

Dated: May 19, 2014	DILIGENT BOARD MEMBER SERVICES, INC.
	By:	/s/ CARL D. BLANDINO Carl D. Blandino, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Name	Title	Date

/s/ ALESSANDRO SODI Alessandro Sodi	Chief Executive Officer, President, Director (Principal Executive Officer)	May 19, 2014
/s/ CARL D. BLANDINO Carl D. Blandino	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 19, 2014
/s/ DAVID LIPTAK David Liptak	Director and Chairman	May 19, 2014
/s/ JOSEPH D. CARRABINO, JR. Joseph D. Carrabino, Jr	Director	May 19, 2014
/s/ A. LAURENCE JONES A. Laurence Jones	Director	May 19, 2014
/s/ GREG PETERSEN Greg Petersen	Director	May 19, 2014
/s/ MARK RUSSELL Mark Russell	Director	May 19, 2014
/s/ MARK WELDON Mark Weldon	Director	May 19, 2014

 INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2012).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012).
4.1	Form of common stock certificate (incorporated herein by reference to Exhibit 4.7 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
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