Form 10-Q
period 2014-03-31
Diligent Board Member Services, Inc.
filed 2014-06-19
CIK 1433269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF JUNE 12, 2014 WAS 86,556,610.

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

On May 19, 2014, we filed with the SEC Amendment No.1 to the Company’s Annual Report to Form 10-K for the fiscal year ended December 31, 2013 (the 2013 10-K), to amend certain clerical omissions from the original filing. The amendment was filed solely to include completed dates on the signature page to the original filing and completed dates on exhibits 31.1, 31.2, 32.1, and 32.2 filed therewith, which were inadvertently omitted from the original filing.

As disclosed in Item 9A of the 10-K Amendment and Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, management concluded that as of December 31, 2012 and December 31, 2013, our internal controls over financial reporting were not effective due to material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances.  In addition, we lacked a sufficient complement of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter.  In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity.  In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012 and December 31, 2013.  Information relating to the identified material weaknesses in internal control over financial reporting, and related remedial measures, as well as additional information relating to the restatement, is contained in the 10-K Amendment and the 2013 Form 10-K.

In connection with the preparation of this Quarterly Report on Form 10-Q, management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014 and determined that our disclosure controls and procedures were ineffective as of such date.  We continue to evaluate the sufficiency of our planned remedial measures and to dedicate substantial resources to our remediation efforts. The disclosed material weaknesses cannot be considered fully remediated until the applicable controls are implemented, operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature.  There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•                  We had to restate certain of our historical financial statements and as a result have not been able to timely file periodic reports with the New Zealand Stock Exchange (the NZSX) or the SEC;

•                  As of December 31, 2013, we identified material weaknesses in our internal controls over financial reporting and concluded that our disclosure controls were not effective; we must address the material weaknesses in our internal controls and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;

•                  Our Special Committee investigation identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and U.S. regulatory obligations;

•                  We face the risk of litigation or governmental investigations or proceedings relating to the restatement and the matters covered by the Special Committee investigation;

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

We also refer you to Part I, Item 1A, “Risk Factors” in the 2013 Form 10-K for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.  The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZSX Listing Rules.

EMERGING GROWTH COMPANY

We are an emerging growth company under the JOBS Act.  We shall continue to be deemed an emerging growth company until the earliest of:

(a)  the last day of the fiscal year during which we have total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

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

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley, which requires the independent registered public accounting firm to attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.  In addition, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.  We are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which requires companies to obtain non-binding advisory approval from their shareholders for executive compensation and golden parachutes.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$54,115	$43,583
Short-term investments	6,500	12,497
Accounts receivable, net	1,324	1,750
Deferred commissions	1,354	1,532
Prepaid expenses and other current assets	2,060	1,936
Deferred tax assets	3,334	3,111
Income tax receivable	—	1,430
Total current assets	68,687	65,839

Property and equipment, net	9,407	8,228
Deferred tax assets	3,934	3,607
Security deposits	754	676
Total assets	$82,782	$78,350

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,419	$2,402
Accrued expenses and other liabilities	8,560	8,856
Income taxes payable	108	—
Deferred revenue	29,176	27,428
Obligations under capital leases	847	847
Total current liabilities	40,110	39,533

Non-current liabilities:
Deferred revenue, less current portion	10,739	10,471
Obligations under capital leases, less current portion	554	767
Other non-current liabilities	3,626	2,634
Total non-current liabilities	14,919	13,872
Total liabilities	55,029	53,405
Commitments and contingencies
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 30,000,000 and 32,667,123 shares issued and outstanding (liquidation value $4,588)	3,000	3,261
Stockholders’ equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 86,529,775 and 83,776,155 shares issued and outstanding	87	84
Additional paid-in capital	30,119	28,861
Accumulated deficit	(5,276)	(7,220)
Accumulated other comprehensive loss	(177)	(41)
Total stockholders’ equity	24,753	21,684
Total liabilities, redeemable preferred stock and stockholders’ equity	$82,782	$78,350

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Revenues	$19,126	$13,708
Cost of revenues (excluding depreciation and amortization)	3,731	2,773
Gross profit	15,395	10,935

Operating expenses:
Selling and marketing	2,747	2,279
General and administrative	6,842	3,697
Research and development	1,313	933
Depreciation and amortization	527	259
Investigations and restatement	779	1,632
Total operating expenses	12,208	8,800

Operating income	3,187	2,135

Other income (expense), net:
Interest expense, net	(15)	(8)
Foreign exchange transaction (loss) gain	68	(116)
Total other income (expense), net	53	(124)

Income before (benefit) provision for income taxes	3,240	2,011
Income tax expense	1,296	782
Net income	$1,944	$1,229

Accrued preferred stock dividends	(88)	(89)
Net income attributable to common stockholders	$1,856	$1,140

Earnings per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average shares outstanding:
Basic	116,481	116,380
Diluted	119,235	121,692

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$1,944	$1,229
Other comprehensive loss :
Foreign exchange translation adjustment	(136)	(51)
Comprehensive income	$1,808	$1,178

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three months Ended March 31, 2014

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2014	83,776	$84	$28,861	$(7,220)	$(41)	21,684
Net income				1,944		1,944
Other comprehensive loss	—	—	—	—	(136)	(136)
Total comprehensive income						1,808
Conversion of preferred stock to common stock	2,667	3	264	—	—	267
Shares issued to the Board of Directors	87	—	349	—	—	349
Share-based compensation			739	—	—	739
Amortization of preferred stock offering costs	—	—	(6)	—	—	(6)
Accrued preferred stock dividend ($.00825 per share)	—	—	(88)	—	—	(88)
Balance at March 31, 2014	86,530	$87	$30,119	$(5,276)	$(177)	$24,753

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$1,944	$1,229
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(552)	(227)
Excess tax benefits realized from share-based compensation	—	(185)
Depreciation and amortization	527	259
Share-based compensation	836	340
Other	14	15
Changes in operating assets and liabilities:
Accounts receivable	426	(87)
Deferred commissions	179	16
Prepaid expenses and other assets	(124)	(316)
Security deposits	—	17
Accounts payable and accrued expenses	(913)	1,519
Income taxes payable	1,538	(899)
Deferred revenue	2,017	1,568
Other non-current liabilities	1,033	—
Net cash provided by operating activities	6,925	3,249
Cash flows from investing activities:
Purchases of short-term investments	—	(149)
Proceeds from maturity of short-term investments	5,997	105
Restricted cash - security deposit	(78)	—
Purchases of property and equipment	(1,565)	—
Net cash provided by (used in) investing activities	4,354	(44)
Cash flows from financing activities:
Payment of preferred stock dividend	(359)	(120)
Proceeds from exercise of stock options and purchases of shares under stock purchase plan	—	74
Excess tax benefits realized from share-based compensation	—	185
Repayments of obligations under capital leases	(211)	(92)
Payments of obligations under software licensing agreements	(41)	(36)
Net cash (used in) provided by financing activities	(611)	11
Effect of exchange rates on cash and cash equivalents	(136)	(55)
Net increase in cash and cash equivalents	10,532	3,161
Cash and cash equivalents at beginning of period	43,583	33,311
Cash and cash equivalents at end of period	$54,115	$36,472

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$21	$11
Income taxes	$121	$1,775
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$—	$240
Conversion of preferred stock to common stock	$267	$—
Accounts payable for property and equipment	$157	$1,306

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

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (the “NZSX”).  On December 12, 2007, the Company completed an offshore public offering in connection with its listing on the NZSX.  The Company’s corporate headquarters are located in New York, New York.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company.  The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty Ltd. (“DBA”), which provide sales, marketing and customer support services in their respective regions.  The Company’s Singapore subsidiary, Diligent APAC Board Services Pte. Ltd.  —(“APAC”) provides sales support in the Asia-Pacific region.  The Company’s subsidiary in Hong Kong was set up to support its Asia-Pacific sales and marketing, however it has had no operations to date since its inception in 2012. In February 2014, the Company established a German subsidiary in order to operate a data center on the European continent.

The Company’s condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Special Committee, assisted by attorneys in the U.S. and New Zealand, conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period.  As discussed in Note 7 , the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. The Special Committee was delegated the authority to develop appropriate alternative compensation packages for the affected employees.  These awards were determined by the Board to be reasonable compensation at the time, and were an important incentive component of the employees’ compensation packages.

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

Costs for the Special Committee for the three months ended March 31, 2013 were $1.6 million. An additional $0.3 million incurred in the fourth quarter of 2012.  Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, NZX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restatement and Re-audit Engagements

In August, 2013, the Company announced that its historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April 2014. Costs for the restatement and re-audits incurred during the three months ended March 31, 2014 were $0.7 million, with additional costs expected during the second quarter of 2014.  These costs are comprised of professional fees incurred for accounting, auditing and consulting services and restatement bonuses.

3)                                     Significant accounting policies

Basis of presentation — The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2013 Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income taxes, including the realization of deferred tax assets and uncertain tax positions, and the useful lives of tangible and intangible assets. Actual results could differ from those estimates.

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

To qualify as a separate unit of accounting, the delivered item in a multiple element arrangement must have value to the customer on a standalone basis. The Company has determined that the installation fee does not have standalone value, so accordingly, it accounts for its arrangements as a single unit of accounting.

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

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. The Company’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, the Company’s renewal history with its customers has been, and remains, at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with the Company and consequently have a very low annual attrition rate. After considering these factors, the Company determined that a nine year estimated customer life was appropriate.

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

Accounts receivable — The Company generally invoices its customers on an annual or quarterly basis.  Accounts receivable represents amounts due from our customers for which revenue has been recognized.  A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of March 31, 2014 and December 31, 2013, the Company has recorded a

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

provision for doubtful accounts of $100 thousand.

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

Share-based compensation — The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units and performance stock units are estimated using the market price of the Company’s common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

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

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except that 380 thousand stock options have been excluded for the three months ended March 31, 2014, respectively because their effect is anti-dilutive.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	March 31,
	2014	2013
	(in thousands)
Basic weighted average common shares outstanding	84,584	83,713
Basic weighted average preferred shares outstanding	31,897	32,667
Basic weighted average shares outstanding	116,481	116,380
Dilutive effect of stock options	2,627	5,312
Dilutive effect of restricted stock units	127	—

Dilutive weighted average shares outstanding	119,235	121,692

Recent accounting pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016 with no early adoption permitted. We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial position, results of operations and cash flows.

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

4)                                    Obligations Under Capital Leases

During the first quarter of 2013, the Company entered into two capital leases for computer equipment which mature in February 2016.  The leases have a total obligation of $1.3 million and bear interest rates of 5.449% and 3.804%, with monthly payments of $28 thousand and $14 thousand, respectively.  The Company did not enter into new capital leases during the first quarter of 2014.

5)                                    Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

At March 31, 2014, cash equivalents include investments in U.S. treasury money markets of $23 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.  At March 31, 2014, short-term investments include investments in U.S. treasury bills of $6.5 million, which are carried at cost which approximates fair value.

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

6)                                     Redeemable Preferred Stock

On March 11, 2009, the Company issued 30 million shares of Series A Preferred Stock at $0.10 per share in a private offering, for aggregate gross proceeds of $3.0 million.  Expenses relating to the preferred stock issuance were $139 thousand.

The carrying value of the Preferred Stock at March 31, 2014 and December 31, 2013 was as follows:

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	March 31,	December 31,
	2014	2013
	(in thousands)

Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)
	2,861	2,861
Isuuance of PIK shares	267	267
Conversion of PIK shares	(267)	—
Cumulative amortization of offering costs	139	133
Carrying value at March 31	$3,000	$3,261

The Preferred Stock is entitled to  a fixed, cumulative, dividend of 11% per annum (adjusted for stock splits, consolidation, etc).  The dividend, which is due on the first business day of each calendar year for the prior year, may (at the Company’s option) be paid either in cash or in kind by the issuance of additional Preferred Stock (paid-in-kind Shares), to be issued at the same issue price as the Series A Preferred Stock of $0.10 per share.  The 11% annual dividend on the Preferred Stock will have preference over the declaration or payment of any dividends on the Company’s common stock.  In addition to the 11% preferred dividend, the holders of the Preferred Stock will also be entitled to participate pro rata in any dividend paid on the Company’s common stock.

In 2014, the Company anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $88 thousand for the three months ended March 31, 2014 are included in accrued expenses.

Spring Street Partners, L.P., a holder of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 3, 2013 of $240 thousand.  This was recorded as a capital contribution in 2013 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the Chairman of the Board of Directors of the Company and the holder of 6 million shares of common stock of the Company.

On March 3 and 5 2014, Carroll Capital Holdings and Spring Street Partners, L.P. converted 889,219 and 1,777,904 shares of Series A Preferred Stock, respectively, to common stock.

7)            Stock option and incentive plan

On May 3, 2013, the Board of Directors adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan (the “2013 Plan”), which was approved by the Company’s stockholders in June 2013.  An aggregate of 8.5 million shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates. Of the shares available under the Plan, 4.1 million were utilized in connection with the replacement incentive awards issued in accordance with the CEO Replacement Grant Agreement as discussed below.  Upon approval of the 2013 Plan the Company discontinued the

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

use of the Company’s 2007 Stock Option and Incentive Plan and the 2010 Stock Option and Incentive Plan.

Awards under the 2013 Plan may be made in the form of stock options (which may constitute incentive stock options or nonqualified stock options), share appreciation rights, restricted shares, restricted share units, performance awards, bonus shares and other awards.  In addition, certain awards under the 2013 Plan may be denominated or settled in cash, including performance awards.

In 2013, the Board and the Company’s stockholders approved a remuneration package for non-executive directors for the 2013 and subsequent fiscal years (the “New Remuneration Package”). The New Remuneration Package consists of both a cash component, designed to compensate members for their service on the Board and its Committees, and an equity component. The total value of the New Remuneration Package for standard board service is $130 thousand per annum, $50 thousand of which will be payable in cash.

The Company’s non-executive directors, other than the chairman of the Board, were to receive an annual stock grant with a total value of $80 thousand, which would generally be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year. In connection with the non-executive directors’ 2013 service, on March 14, 2014, the Company issued 86.5 thousand restricted shares to its directors based on the volume weighted average trading price of the Company’s common stock on its primary trading market for the 20 trading days immediately prior to such date. The grant for 2013 service was pro-rated for any director who served on the Board for less than the full calendar year.

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

On June 12, 2013, the Company entered into an agreement with respect to the options for 250 thousand shares issued to the other employee in excess of the applicable plan cap, under which 250 thousand options were cancelled, the vesting schedule for the remaining nonvested options was extended over a four and a half year period and replaced with 150 thousand restricted stock units, with graded vesting over four and a half years.  The modification of this award resulted in additional expense of $66 thousand, which will be recognized on a graded basis through December 2017.

On December 23, 2013, the Company and the CEO entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package to be provided to the Company’s CEO in substitution for certain awards that exceeded the applicable plan caps.

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

The liability for the performance cash award of $1.6 million is recorded in accrued expenses and other current liabilities and $1.7 million is recorded in Other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2014. At December 31, 2013 the liability for the performance cash award of $1.6 million was recorded in accrued expenses and other current liabilities and $0.6 million was recorded in Other non-current liabilities on the Consolidated Balance Sheet.  The Company recorded compensation expense of $1.4 million in the first quarter of 2014 and $2.9 million in the second half of 2013 relating to the replacement award. The replacement award is expected to result in compensation cost of $1.7 million for the remainder of 2014, $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

A summary of stock option activity for the quarter ended March 31, 2014 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
	(in thousands)
Outstanding at January 1, 2014	5,758	$1.97	7.97 years
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2014	5,758	1.97	7.72 years
Exercisable at March 31, 2014	3,681	1.37	7.46 years

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Stock Units — As noted above, in 2013, the Company issued Performance Stock Units (“PSUs”) to its CEO as part of his substitute compensation package.  A summary of activity in PSUs is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Nonvested January 1, 2014	2,500	$2.79

Granted	—	—

Vested	—	—

Forfeited	—	—

Nonvested March 31, 2014	2,500	$2.79

The Company estimates the fair value of the PSU’s as of the grant date utilizing the closing price of its common stock on that date.

Restricted Stock Units — As noted above, in June 2013, the Company agreed to issue 150,000 Restricted Stock Units (“RSUs”) as replacement compensation for the 250,000 stock options issued to an employee of the Company in excess of the 2010

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested January 1, 2014	314	$5.38
Granted	—
Vested	—	—
Forfeited	—	—
Nonvested March 31, 2014	314	$5.38

The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of our common stock on that date.

For the three months ended March 31, 2014, the Company recognized aggregate share-based compensation expense related to stock option, PSUs and RSUs of $324 thousand, $120 thousand and $295 thousand, respectively, which is included in general and administrative expenses in the statement of operations. Total share-based compensation expense recognized for the three months ended March 31, 2013 was $340 thousand. At March 31, 2014, there was $4.1 million of unrecognized share-based compensation expense which includes $1.4 million for stock options, $2.1 million for PSUs and $554 thousand for RSUs that will be recognized over the next 1.26 years.  Such amount does not include any impact of the CEO Substitute Remuneration Package.

8)            Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate.  The income tax provision for the three months ended March 31, 2014 provides income taxes at an effective rate of 40%.  The Company recorded a net income tax provision for the three months ended March 31, 2013, based on an effective tax rates of 38.9%.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9)            Contingencies

Sales tax risk - States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to the Company’s subscription services in various jurisdictions is unclear. The Company’s cumulative provisions as of March 31, 2014, related to uncollected sales tax is $1.5 million. It is possible that the Company could face sales tax audits and that its liability for these taxes could exceed its estimates as state tax authorities could still assert that it is obligated to collect additional amounts as taxes from its customers and remit those taxes to those authorities. The Company could also be subject to audits with respect to states and international jurisdictions for which it has not accrued tax liabilities. A successful assertion that the Company should be collecting additional sales or other taxes on its services in jurisdictions where it has not historically done so and does not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing its application or otherwise harm the Company’s business and operating results.

10)          Subsequent events

On June 13, 2014, New Zealand time, the Company received notification from the NZX Limited (“NZX”) in respect to alleged breaches of the NZSX Listing Rules for the delayed release of the 2013 annual report, 2013 half year preliminary announcement and the 2013 interim report. The notification informed the Company that the NZX has determined to refer the Company’s alleged breaches to the NZ Markets Disciplinary Tribunal. Any actions by the NZX Limited, and any action taken by the NZX Markets Disciplinary Tribunal, does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, we may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require our management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements, fines or other penalties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Explanatory Note” at the beginning of this report and our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Risk Factors” in Part I, Item 1A of the 2013 Form 10-K.

Overview

We develop and make available an online software application called Diligent Boardbooks®, a web-based portal that board members, management and administrative staff use to compile, update, review and archive board materials before, during and after board meetings. We provide clients with subscription-based access to our software and also provide associated services including securely hosting the client’s data, and customer service and support for the application.

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

We use the Software-as-a-Service (“SaaS”) model to distribute its Diligent Boardbooks application to the market and maintain the security and integrity of our clients’ data. Under this model, we offer annual renewable subscriptions for client access to our Diligent Boardbooks product which is hosted on our secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

The SaaS model allows us to differentiate our product through technological innovation and client service while the subscription billing approach results in a predictable and recurring revenue stream. This SaaS model also allows clients to retain control over access to the application while outsourcing to us the support activities, such as managing the IT infrastructure and maintaining the software.

Our SaaS model addresses several difficulties found in the traditional software model and offers the following critical advantages for our company:

•                  Highly scalable operations. Because our clients’ boards do not ordinarily meet on a daily or monthly basis, our system has the capability to support many more boards without absorbing increased costs associated with customer growth.

•                  Better revenue visibility. By offering renewable annual subscriptions instead of one-time perpetual licenses, we have much better revenue foresight. This high revenue visibility allows us to undertake much better planning and budgeting, with significant advantages for corporate strategy and profitability.

•                  Lower cost of development. We have developed an application that is cost-effectively shared across thousands of end users. This is considerably less expensive than developing all the permutations (databases, operating systems, etc.) needed by clients who want to run the software on their own premises.  These economies allow us to spend resources on developing increased functionalities for our Diligent Boardbooks application instead of on creating multiple versions of the same code.

•                  Longer corporate life. The SaaS model has a long tail of recurring revenue that reduces investment risk, simplifies corporate planning and leads to extended corporate life.

•                  Optimal expense planning. Because of the recurring nature of the SaaS model our revenue is more predictable and that allows us to better plan expenses.

We began developing components of the Diligent Boardbooks system in 1998, culminating in the roll-out of an international sales force in 2007.

On December 12, 2007 we completed an offshore offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.”  As a result, we are subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange.  While our common stock trades on a periodic basis on the over-the counter bulletin board (“OTCBB”), there is no established public trading market for our common stock in the United States.  However, because the Company is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the United States and is subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934.  We are subject to the Listing Rules of the New Zealand Stock Exchange, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange.  Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2014 from those disclosed in our 2013 Form 10-K.

Revenue Recognition — We derive our revenues primarily from subscription fees and installation fees, including training. We sell subscriptions to our cloud-based application that are generally one year in length. Its arrangements do not include a general right of return and automatically renew unless we are notified 30 days prior to the expiration of the subscription term. Our subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the our service and training of its customers.

Revenue recognition commences when all of the following conditions are met:

•              There is persuasive evidence of the arrangement;

•              The service has been made available to the customer;

•              The fee is fixed or determinable; and

•              The collectability of the fees is reasonably assured.

To qualify as a separate unit of accounting, the delivered item in a multiple element arrangement must have value to the customer on a standalone basis. We have determined that the installation fee does not have standalone value, so accordingly it accounts for its arrangements as a single unit of accounting.

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

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, we looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Our customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, our renewal history with its customers has been and remains at very high rates. As a result, we believe that our customers will renew numerous times during their tenure with us.  Consequently, we believe we will have a very low annual attrition rate. After considering these factors, we determined that a nine year estimated customer life was appropriate.

Deferred Revenue — Deferred revenue represents installation and subscription fees for which cash has been received but for which we have not yet delivered services or the criteria for the recognition of revenue have not yet been met.  Deferred revenues presented in the consolidated balance sheet do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which we have not yet received payment.  Accordingly, the deferred revenue balance does not represent the total contract value of annual, non-cancelable subscription agreements.

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years.  Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

We also disclose gross deferred revenue which consists of deferred revenue and  installation and subscription fees which have been billed to the customer pursuant to an executed subscription agreement, but for which payment may have not yet been received and the criteria for the recognition of revenue has not yet been met.  As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a high percentage of our total revenues for the next 12 months.  Therefore, we believe it is useful to disclose gross deferred revenues in our condensed financial statements.

Accounts receivable — We generally invoice our customers on an annual or quarterly basis.  Accounts receivable represents amounts due from our customers for which revenue has been recognized.  A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of March 31, 2014 and December 31, 2013, we have recorded a provision for doubtful accounts of $100 thousand.  We also disclose gross accounts receivable which consists of all billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at March 31, 2014, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivables, net	$15,058	$(13,734)	$1,324

Deferred revenue — current	$42,908	$(13,734)	$29,176
Deferred revenue — less current portion	$10,739	$—	$10,739
Total deferred revenue	$53,647	$(13,734)	$39,915

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2013, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$16,443	$(14,693)	$1,750

Deferred revenue - current	$42,121	$(14,693)	$27,428
Deferred revenue - less current portion	$10,471	$—	$10,471
Total deferred revenue	$52,592	$(14,693)	$37,899

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

Investigations and Restatement. Our Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of our past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. Included in investigations and restatement are the expenses relating to the Special Committee investigation, including professional fees incurred for legal, accounting and compensation consultants and compensation to be paid to Special Committee members. Investigation and restatement costs also include the costs of our Audit Committee’s investigation of the accounting errors that gave rise to the need to restate our financial statements and the costs related to the restatement of our financial statements and re-audits of the years ended December 31, 2012, 2011 and 2010, which are comprised of legal, accounting and consulting fees.

Share-Based Compensation.  Share-based compensation consists of stock, stock options and other share-based compensation awards issued to employees and contractors for services rendered. We measure the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to us in exchange for the award.  The fair value of restricted stock units and performance stock units are estimated using the market price of our common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

We measure compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Results of Operations for the Three Months Ended March 31, 2014

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Revenues	$19,126	$13,708	$5,418	40%

The growth in total revenues of 40% for the first quarter of 2014 when compared with the first quarter of 2013 is primarily the result of the increase in new subscription agreements, as well as our client retention rate of 96% for the trailing twelve months ended March 31, 2014. We have continued to add subscription agreements each quarter since inception.  At March 31, 2014, the total number of client agreements (net of cancellations) was 2,563, compared with 2,450 at December 31, 2013, and 2,009 at March 31, 2013.  A net of 113 new subscription agreements were added during the first quarter of 2014, compared with 201 added in the first quarter of 2013.  The growth rate in new sales decreased in North America and EMEA (Europe, Middle East and Africa), and increased in Asia/Pacific  with North America accounting for 57% of the dollar value of new subscriptions added in the first quarter, EMEA (Europe, Middle East and Africa) accounting for 23% and the remaining 20% from Asia/Pacific. Additionally, upgrades from existing customers, which represents the increase during the period in the value of existing agreements, decreased 11% over the first quarter of 2013, based on the dollar value added to existing annual contracts.

We recognize subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the full impact of the growth in subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Cost of Revenues (excluding depreciation and amortization)	$3,731	$2,773	$958	35%
% of Revenues	20%	20%

Cost of revenues is comprised of account management, customer support and information technology services.  The increase in costs of revenues is predominantly due to the increase in headcount in IT services to service our larger client base. Worldwide, employee salaries and incentive pay increased by $0.5 million, consisting of $0.1 million in account management, $0.1 million in customer support and $0.3 million in IT services.   Hosting costs increased by $0.2 million due to the increase in capacity of our existing centers along with the addition of a hosting center in Germany.  Additional increases to costs of revenue include recruiting fees of $0.1 million, audit fees of $0.1 million and travel related expenses of $0.1 million.

Cost of revenues increased at the same rate as  revenues, resulting in an unchanged gross profit margin of 80% for the first quarter of 2014 and the first quarter 2013.

	2014	2013	Increase / (Decrease)	% Change
	(in thousands)
Selling and Marketing	$2,747	$2,279	$468	21%
% of Revenues	14%	17%

Selling and marketing expenses consist of $1.3 million of selling expense and $1.4 million of marketing expense. Selling expenses in the first quarter of 2014 were lower than the comparable quarter of 2013 by $0.2 million, primarily due to the decrease in sales commissions.  Marketing expenses increased $0.8 million in the first quarter of 2014 compared to the first quarter of 2013.

The increase in marketing expenses of $0.8 million consists of $0.6 million in the U.S. and $0.1 million in the U.K. and $0.1 million in Australia.  We have significantly increased our marketing initiatives in both the U.S. and the U.K.  We expect to further increase our marketing expenditures during the remainder of 2014.

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
General and Administrative	$6,842	$3,697	$3,145	85%
% of Revenues	36%	27%

The increase in general and administrative expenses of $3.1 million is comprised of an increase of $3.1 million in the U.S., an increase of $0.1 million in the U.K. and a decrease of $0.1 million in New Zealand.  The U.S. increase consists of $0.3 million relating to salaries, $0.4 million relating to share based compensation and $1.0 million relating to the performance fixed cash award  for the CEO (see See Liquidity and Capital Resources).  Other increases include occupancy cost of $0.3 million; Directors’ fees and expenses of $0.1 million due to the increase in  our Board of Directors compensation; professional fees of $0.6 million relating to costs associated with an Enterprise Resource Planning (ERP) implementation and other consultant matters; $0.2 million for accounting and auditing fees and $0.2 million for legal fees.

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Research and Development	$1,313	$933	$380	41%
% of Revenues	7%	7%

The increase in research and development expenses is primarily due to increased staffing.  In the first quarter of 2014, we had an additional thirteen people in research and development when compared to the first quarter of 2013, the majority being added to the New Zealand team for product upgrades and enhancements. We maintain a small research and development department at its New York headquarters, which also had an increase in headcount.  Worldwide, labor costs in the first quarter of 2014 were $0.4 million higher than the first quarter of 2013.

We expect to increase our investment in research and development over the remainder of 2014.

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Depreciation and Amortization	$527	$259	$268	103%
% of Revenues	3%	2%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Investigations and restatement	$779	$1,632	$(853)	-52%
% of Revenues	4%	12%

Our Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps.  As of March 31, 2014, we incurred costs of $0.8 million related to the restatement of our historical financial statements, re-audits of the year ended 2012, 2011 and 2010 and the related Audit Committee investigation. We anticipate additional charges for professional fees to be incurred in the second quarter of 2014 with regards to the restatement of our historical financial statements as such process was completed in May 2014.

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Interest Income (Expense), net	$(15)	$(8)	$(7)	88%
% of Revenues	-0.1%	-0.1%

Interest income, net, includes interest on our cash and cash equivalents and short-term investments which are interest-bearing, offset by interest expense on capital lease obligations.

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Foreign Exchange (Loss) Gain	$68	$(116)	$184
% of Revenues	0.4%	-0.8%

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.  Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.  The net gain or loss is an accumulation of the effects of the foregoing transactions.  The gain in the first quarter of 2014 is due to the weakening of the U.S. dollar against the GBP which resulted in gains on the settlement of intercompany receivables and on cash held in GBP.

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Income Tax Expense	$1,296	$782	$514
Effective Tax Rate	40%	38.9%

Our income tax provision for the three months ended March 31, 2014 and 2013 was 40% and 38.9% respectively and reflects the effective expected to be applicable for the full year, adjusted for discrete events that are recorded in the period in which they occur. The Company’s effective tax rate for the three months ended March 31, 2014 and 2013, differs from the federal statutory rate primarily due to changes in pretax income state and local tax.

Liquidity and Capital Resources

At March 31, 2014, our sources of liquidity consist of cash and cash equivalents and short-term investments of approximately $61 million.

We have no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, its financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations.

On April 15, 2013, we announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to our chief executive officer in substitution for certain awards that would be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan.  On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, we and the chief executive officer entered into a definitive Replacement Grant Agreement and certain agreed upon ancillary award agreements related thereto.  In June 2013, the substitute remuneration package was approved by our stockholders and on December 23, 2013 we and the chief executive officer entered into an amendment to the Replacement Grant Agreement which fixed the terms of the incentive compensation package.  In addition to stock options and performance shares, the amended Replacement Grant Agreement includes a performance fixed cash award of $4.2 million, which is earned if we achieve a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014.  Once earned, the award is payable in three installments of $1.4 million each, with the first payment due in the third quarter of 2014 and the remaining two payments due March 30, 2015 and March 30, 2016.  The Company considers it likely that the performance target will be met.

In order to minimize credit and market risk, we have invested $29.5 million of its cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund.  The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Three months ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$6,925	$3,249
Investing activities	$4,354	$(44)
Financing activities	$(611)	$11

Net Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2014 increased compared with the three months ended March 31, 2013, primarily due to an increase in the amount of cash provided by the growth in deferred revenue compared to the prior year and increases in other non-current liabilities and income tax payable.

Net Cash Flows from Investing Activities

Cash provided by investing activities in the first three months of 2014 primarily consists of proceeds from maturity of short-term investments of $6.0 million, offset by purchases of computer equipment, software and leasehold improvements of $1.6 million.

Net Cash Flows from Financing Activities

Cash used in financing activities consist of payments under capital leases and software licensing obligations of $252 thousand and dividends paid on the Company’s preferred stock of $359 thousand.

Recent Accounting Pronouncements

See Note 4 to the condensed consolidated financial statements at Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk

Our wholly-owned subsidiaries, Diligent Boardbooks Limited, Diligent Board Member Services NZ Limited and Diligent Board Services Australia Pty Ltd, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZ$) and Australian Dollar (AUD), respectively, as their functional currencies.  Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss.  Prior to the fourth quarter of 2012, our Singapore subsidiary used the Singapore dollar as its functional currency.  Effective October 1, 2012, we changed the functional currency to the U.S. dollar.  We believe that the growth in this subsidiary’s U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency.  The effects of the change in functional currency were not significant to our consolidated financial statements.

Transactions in foreign currencies are reported at the rates of exchange at the transaction date.  Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date.  All differences are recorded in results of operations.

From time to time, we use foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency.  We use these instruments as economic hedges and not for speculative or trading purposes.  The fair value of the foreign currency contracts represents the amount we would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss.  During the three months ended March 31, 2014 and 2013, we did not enter into any foreign currency contracts.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $61 million at March 31, 2014.  This amount was invested primarily in money market funds and government securities. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

Item 4. Controls and Procedures.

Introduction

As disclosed in Item 9A of our 2013 Form 10-K, management concluded that as of December 31, 2013, our internal controls over financial reporting were not effective due to material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances.  In addition, we lacked a sufficient complement of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter.  In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions.  Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2013.  Information relating to the identified material weaknesses in internal control over financial reporting, and related remedial measures, is contained in the 2013 Form 10-K.

(a)         Evaluation of disclosure controls and procedures

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

In connection with the preparation of this Form 10-Q, we evaluated, as of March 31, 2014, under the supervision of and with participation from our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in the 2013 Form 10-K, which material weaknesses have not been fully remediated as of March 31, 2014, our disclosure controls and procedures were not effective as of March 31, 2014.

(b)         Changes in Internal Controls.

As disclosed in Item 9A of the 2013 Form 10-K, we determined that as of December 31, 2013, we had material weaknesses in internal controls over financial reporting and that we are committed to improving our overall control environment and financial reporting processes.

Our remediation efforts are ongoing and have not been completed.  There were no significant changes to report for the first quarter of 2014.  For further information about our planned remedial measures, please see Item 9A “Controls and Procedures” included in the 2013 Form 10-K.

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

PART II—OTHER INFORMATION

Item 1. Risk Factors.

An investment in our common stock is subject to risks inherent in our business. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our 2013 Form 10-K. Before making an investment decision, you should carefully consider the risks and uncertainties described in the Company’s 2013 Form 10-K together with all of the other information included in this report and in our other public filings. In addition to the risks and uncertainties described in the 2013 Form 10-K, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. If any of the risks and uncertainties described in the 2013 Form 10-K, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2014, the Company issued 86,497 restricted stock shares under the 2013 Plan to five directors in respect of service during 2013, based on the volume weighted average trading price of the Company’s common stock on its primary trading market for the 20 trading days immediately prior to such date.  The Company’s non-executive directors, other than the chairman of the Board, were to receive a stock grant for 2013 service with a total value of $80 thousand, which was to be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year.  The issuance of shares for 2013 service was deferred to March 14, 2014 because the Company had not yet filed a Registration Statement on Form S-8 with the Securities and Exchange Commission.  The grant for 2013 service was pro-rated for any director who served on the Board for less than the full calendar year.  The issuance of these shares of restricted stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation D due to the status of the individuals as our directors.

Item 3.         Defaults Upon Senior Securities.  Not applicable.

Item 4.         Mine Safety Disclosures.  Not applicable.

Item 5.         Other Information.  Not applicable.

Item 6. Exhibits.

Exhibit Numbers	Exhibits

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.INS	XBRL Instance Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated:	June 19, 2014	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated:	June 19, 2014	By:	/s/ Alexander Sanchez
Alexander Sanchez, Interim Chief Financial Officer
(Principal Financial Officer)