Form 10-Q
period 2014-06-30
Diligent Board Member Services, Inc.
filed 2014-08-07
CIK 1433269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

1385 Broadway, 19th Floor

New York, NY 10018

(Address of principal executive offices) (Zip Code)

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

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF August 06, 2014 WAS 86,678,784.

i

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature.  There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•                  We had to restate certain of our historical financial statements and as a result have not been able to timely file periodic reports with the New Zealand Stock Exchange (the NZSX) or the SEC prior to this quarter;

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

We also refer you to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (as amended, the “2013 Form 10-K”)for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.  The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZSX Listing Rules.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$61,661	$43,583
Short-term investments	—	12,497
Accounts receivable, net	1,664	1,750
Deferred commissions	1,320	1,532
Prepaid expenses and other current assets	2,388	1,936
Deferred tax assets	5,711	3,111
Income tax receivable	294	1,430
Total current assets	73,038	65,839

Property and equipment, net	10,563	8,228
Deferred tax assets	3,156	3,607
Security deposits	824	676
Total assets	$87,581	$78,350

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$743	$2,402
Accrued expenses and other liabilities	9,857	8,856
Deferred revenue	29,352	27,428
Obligations under capital leases	846	847
Total current liabilities	40,798	39,533

Non-current liabilities:
Deferred revenue, less current portion	11,222	10,471
Obligations under capital leases	340	767
Other non-current liabilities	4,999	2,634
Total non-current liabilities	16,561	13,872
Total liabilities	57,359	53,405
Commitments and contingencies	—	—
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized, 30,000,000 and 32,667,123 shares issued and outstanding (liquidation value $4,670)	3,000	3,261
Stockholders’ equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 86,556,610 and 83,776,155 shares issued and outstanding	87	84
Additional paid-in capital	29,975	28,861
Accumulated deficit	(2,771)	(7,220)
Accumulated other comprehensive income	(69)	(41)
Total stockholders’ equity	27,222	21,684
Total liabilities, redeemable preferred stock and stockholders’ equity	$87,581	$78,350

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$20,344	$15,629	$39,470	$29,337
Cost of revenues (excluding depreciation and amortization)	3,963	2,999	7,694	5,772
Gross profit	16,381	12,630	31,776	23,565

Operating expenses:
Selling and marketing	2,611	2,338	5,358	4,616
General and administrative	7,807	4,596	14,649	8,292
Research and development	1,460	945	2,773	1,879
Depreciation and amortization	661	355	1,188	614
Investigation and restatement	137	712	916	2,344
Total operating expenses	12,676	8,946	24,884	17,745

Operating income	3,705	3,684	6,892	5,820

Other income (expense), net:
Interest expense, net	(14)	(26)	(29)	(34)
Foreign exchange transaction gain (loss)	33	(65)	101	(181)
Total other income (expense), net	19	(91)	72	(215)

Income before provision for income taxes	3,724	3,593	6,964	5,605
Income tax expense	1,219	1,364	2,515	2,146
Net income	$2,505	$2,229	$4,449	$3,459

Accrued preferred stock dividends	(82)	(89)	(170)	(180)
Net income attributable to common stockholders	$2,423	$2,140	$4,279	$3,279

Earnings per share:
Basic	$0.02	$0.02	$0.04	$0.03
Diluted	$0.02	$0.02	$0.04	$0.03
Weighted average shares outstanding:
Basic	116,554	116,443	116,502	116,411
Diluted	120,671	122,054	120,421	121,917

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$2,505	$2,229	$4,449	$3,459
Other comprehensive loss:
Foreign exchange translation adjustment	108	(94)	(28)	(144)
Comprehensive income	$2,613	$2,135	$4,421	$3,315

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2014

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2014	83,776	$84	$28,861	$(7,220)	$(41)	$21,684
Net Income	—	—	—	4,449	—	4,449
Other comprehensive loss	—	—	—	—	(28)	(28)
Total comprehensive income	—	—	—	—	—	4,421
Conversion of preferred stock to common stock	2,667	3	264	—	—	267
Shares issued to the Board of Directors	114	—	449	—	—	449
Share-based compensation	—	—	577	—	—	577
Amortization of preferred stock offering costs	—	—	(6)	—	—	(6)
Preferred stock dividend ($0.0055 per share)	—	—	(170)	—	—	(170)
Balance at June 30, 2014	86,557	$87	$29,975	$(2,771)	$(69)	$27,222

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$4,449	$3,459
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(2,149)	(769)
Excess tax benefits realized from share-based compensation	—	(268)
Depreciation and amortization	1,188	614
Share-based compensation	777	771
Changes in operating assets and liabilities:
Accounts receivable	87	(267)
Deferred commissions	212	163
Prepaid expenses and other current assets	(451)	(301)
Security deposits	—	(521)
Accounts payable and accrued expenses	(1,073)	1,421
Income taxes receivable/payable	1,135	(737)
Deferred revenue	2,675	2,841
Other non-current liabilities	2,444	(108)
Other	—	(2)
Net cash provided by operating activities	9,294	6,296
Cash flows from investing activities:
Purchases of short-term investments	—	(4,998)
Proceeds from maturity of short-term investments	12,497	103
Restricted cash-security deposits	(147)	—
Purchases of property and equipment	(2,671)	(477)
Net cash provided by (used in) investing activities	9,679	(5,372)
Cash flows from financing activities:
Payment of preferred stock dividend	(359)	(120)
Proceeds from exercise of stock options and purchases of shares under stock purchase plan	—	74
Excess tax benefits realized from share-based compensation	—	268
Repayments of obligations under capital leases	(426)	(212)
Payments of obligations under software licensing agreements	(82)	(72)
Net cash used in financing activities	(867)	(62)
Effect of exchange rates on cash and cash equivalents	(28)	(140)
Net increase in cash and cash equivalents	18,078	722
Cash and cash equivalents at beginning of period	43,583	33,311
Cash and cash equivalents at end of period	$61,661	$34,033

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$39	$40
Income taxes	$3,350	$3,698
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$—	$240
Conversion of preferred stock to common stock shares	$267	$—
Property and equipment acquired under capital lease agreements	$—	$1,306
Accounts payable for property and equipment	$852	$211

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

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (the “NZSX”).  On December 12, 2007, Diligent completed an offshore public offering in connection with its listing on the NZSX.  Diligent’s corporate headquarters are located in New York, New York.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company.  The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty Ltd. (“DBA”), which provide sales, marketing and customer support services in their respective regions.  The Company’s Singapore subsidiary, Diligent APAC Board Services Pte. Ltd.  (“APAC”) provides sales support in the Asia-Pacific region.  The Company’s subsidiary in Hong Kong was established in 2012 to support its Asia-Pacific sales and marketing and has had no operations to date. In February 2014, the Company established a German subsidiary, Diligent Boardbooks GmbH, to operate a data center on the European continent.

Diligent’s condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

2)                                     Investigations and restatement

Special Committee

In December 2012, the Board of Directors of Diligent appointed a Special Committee of independent directors to examine certain of Diligent’s past stock issuances and stock option grants that may not have been issued in compliance with the relevant stock option and incentive plans. The Special Committee’s members were not on the Board at the time of the issuance of such grants, were not involved in their issue, and are not the recipients of any option grants. The Special Committee was delegated broad powers from the Board to take all such action in respect of the issuances as it deemed necessary and advisable.

The Special Committee, assisted by attorneys in the U.S. and New Zealand, conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period.  As discussed in Note 7, the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. The Special Committee was delegated the authority to develop appropriate alternative compensation packages for the affected employees.  These awards were determined by the Board to be reasonable compensation at the time, and were an important incentive component of the employees’ compensation packages.

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

Costs for the Special Committee for the three months and six months ended June 30, 2013 were $0.7 million and $2.3 million, respectively. An additional $0.3 million was incurred in the fourth quarter of 2012.  Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, NZX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified.

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

Restatement and Re-audit Engagements

In August, 2013, we announced that Diligent’s historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April 2014. Costs for the restatement and re-audits incurred during the six months ended June 30, 2014 were $0.9 million, with $137 thousand of costs incurred during the second quarter of 2014.  These costs are comprised of professional fees incurred for accounting, auditing and consulting services and restatement bonuses.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Principles of consolidation — The condensed consolidated financial statements include the accounts of Diligent and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

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

Fair value of financial instruments — The fair value of Diligent’s accounts receivable, accounts payable and accrued expenses and other liabilities approximates book value due to their short term settlements.

Revenue Recognition —Diligent derives revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to Diligent’s cloud-based application that are generally one year in length. Diligent’s arrangements do not include a general right of return and automatically renew unless the Company is notified 30 days prior to the expiration of the subscription term. Diligent’s subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company’s service and training of its customers.

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

Revenue from Diligent’s subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to the Diligent Boardbooks product. Revenue is recorded ratably through the end of the subscription term, which is generally twelve months from the date of the contract.

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Diligent’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, Diligent’s renewal history with its customers has been and remains at very high rates. As a result, we believe that Diligent’s customers will renew numerous times during their tenure with us.  Consequently, Diligent has had a very low annual attrition rate which historically has been less than 5.0%. After considering these factors, we determined that a nine year estimated customer life was appropriate as of June 30, 2014.  The Company evaluates its estimated customer life on an annual basis.

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

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship which is generally nine years.  Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

Accounts receivable —The Company generally invoices our customers on an annual or quarterly basis.  Accounts receivable represents amounts due from Diligent’s customers for which revenue has been recognized.  A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of June 30, 2014 and December 31, 2013, the Company recorded a provision for doubtful accounts of $100 thousand.

Research and development — Research and development expenses are incurred as we upgrade and maintain the Diligent Boardbooks software, and develop product enhancements.  Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and direct costs associated with the design and required testing of the product line.  Diligent does not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality have been expensed as incurred as we have not historically maintained sufficiently detailed records of development efforts to be able to capitalize such costs.

Share-based compensation — Diligent measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units and performance stock units are estimated using the market price of Diligent’s common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest. Diligent measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Earnings per share - Basic earnings per share is computed by dividing the net income attributable to common stockholders, after deducting accrued preferred stock dividends, by the weighted average number of common and preferred shares outstanding for the period. The preferred stockholders are entitled to participate on an “as converted” basis in any dividends paid on Diligent’s common stock, and as such are considered participating securities to which earnings should be allocated using the two-class method.

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except 1.2 million stock options which have been excluded for the three and six months ended June 30, 2014, respectively because their effect is anti-dilutive. There were no anti-dilutive equity instruments for the comparable three and six month periods in 2013.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Basic weighted average common shares outstanding	86,554	83,776	85,554	83,744
Basic weighted average preferred shares outstanding	30,000	32,667	30,948	32,667
Basic weighted average shares outstanding	116,554	116,443	116,502	116,411
Dilutive effect of stock options	2,766	5,604	2,632	5,503
Dilutive effect of performance stock units	1,135	—	1,110	—
Dilutive effect of restricted stock units	216	7	177	3
Dilutive weighted average shares outstanding	120,671	122,054	120,421	121,917

Recent accounting pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016 with no early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on Diligent’s financial position, results of operations and cash flows.

From time to time, new accounting pronouncements are issued by the FASB and are adopted by Diligent as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements are not expected to have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

4)                                    Obligations Under Capital Leases

During the first six months of 2013, we entered into two capital leases for computer equipment which mature in February 2016.  The leases have a total obligation of $1.3 million and bear interest at rates of 5.449% and 3.804%, with monthly payments of $28 thousand and $14 thousand, respectively.  We did not enter into any new capital leases during the first six months of 2014.

5)                                    Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

At June 30, 2014, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $34 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

At December 31, 2013, cash and cash equivalents include investments in U.S. treasury bills of $4.5 million and U.S. treasury money market funds of $23 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices. At December 31, 2013, short-term investments include investments in U.S. treasury bills of $12.5 million, which are carried at cost which approximates fair value.

6)                                     Redeemable Preferred Stock

On March 11, 2009, Diligent issued 30 million shares of Series A Preferred Stock at $0.10 per share in a private offering, for aggregate gross proceeds of $3.0 million.  Expenses relating to the preferred stock issuance were $139 thousand.

The carrying value of the Preferred Stock at June 30, 2014 and December 31, 2013 was as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)

Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)
	2,861	2,861
Isuuance of PIK shares	267	267
Conversion of PIK shares	(267)	—
Cumulative amortization of offering costs	139	133
Carrying value	$3,000	$3,261

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

In 2014, Diligent anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $82 thousand and $170 thousand for the three and six months ended June 30, 2014 are included in accrued expenses.

Spring Street Partners, L.P., a holder of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 3, 2013 of $240 thousand.  This was recorded as a capital contribution in 2013 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the Chairman of the Board of Directors of Diligent and the holder of 5.9 million shares of common stock of the Company.

On March 3 and 5, 2014, Carroll Capital Holdings and Spring Street Partners, L.P. converted 889,219 and 1,777,904 shares of Series A Preferred Stock, respectively, to an equivalent number of shares of common stock.

7)                                     Stock option and incentive plan

On May 3, 2013, the Board of Directors adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan (the “2013 Plan”), which was approved by the Diligent’s stockholders in June 2013.  An aggregate of 8.5 million shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of Diligent and its affiliates. Of the shares available under the Plan, 4.1 million were utilized in connection with the replacement incentive awards issued in accordance with the CEO Replacement Grant Agreement as discussed below.  Upon approval of the 2013 Plan the Company discontinued the use of the Company’s 2007 Stock Option and Incentive Plan and the 2010 Stock Option and Incentive Plan.

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

Diligent’s non-executive directors, other than the chairman of the Board, are to receive an annual stock grant with a total value of $80 thousand, which would generally be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year. In connection with the non-executive directors’ 2013 service, on March 14, 2014, the Company issued 86.5 thousand restricted shares to its directors based on the volume weighted average trading price of our common stock on its primary trading market for the 20 trading days immediately prior to such date. In connection with the non-executive directors’ 2014 service, on April 9, 2014, the Company issued 27 thousand restricted shares to its directors based on the volume weighted average trading price of our common stock on its primary trading market for the 20 trading days immediately prior to such date. The grant for 2013 service was pro-rated for any director who served on the Board for less than the full calendar year.

In December of 2012 Diligent’s Board of Directors authorized a Special Committee of independent directors to conduct a review of certain of the Company’s past stock issuances and stock option grants to determine whether they were in accordance with the relevant incentive plans.  The Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the chief executive officer exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the chief executive officer exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another employee exceeded the cap in the 2010 Plan by 250 thousand shares.

In May 2013, we entered into a Replacement Grant Agreement with our CEO providing for the cancellation of certain stock options and the issuance of a replacement award, which was to become effective upon the occurrence of certain future events.

On June 12, 2013, Diligent entered into an agreement providing for the cancellation of options for 250 thousand shares issued to the other employee in excess of the applicable plan cap, under which the vesting schedule for the remaining nonvested options was extended over a four and a half year period and replaced with 150 thousand restricted stock units, with graded vesting over four and a half years.  The modification of this award resulted in additional expense of $66 thousand, which will be recognized on a graded basis through December 2017.

On December 23, 2013, we entered into an Amendment to Replacement Grant Agreement with our CEO which finalized the terms of the incentive compensation package to be provided to our CEO in substitution for certain awards that exceeded the applicable plan caps.

Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the “Grant Date”), our CEO’s fully vested option to purchase 2.4 million shares of Diligent’s common stock for an exercise price of U.S. $0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, our CEO received:

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

•                  A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The CEO’s right to receive such cash award was contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. This revenue target was achieved and the cash award will be paid in three equal annual installments. The first installment will be paid in the third quarter of 2014, the second installment will be paid in the first quarter of 2015 and the final installment will be paid in the first quarter of 2016, or, if earlier, upon a change in control of the Company or the CEO’s separation from service. Any payment due on any installment date will be proportionally reduced if the sum of our stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

In addition, the CEO held an option to purchase 3 million shares of Diligent’s common stock for an exercise price of U.S. $0.82 per share, which remained subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, we cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

•                                     Performance share units for 2.25 million shares of common stock contingent on Diligent achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. For purposes of clarification, performance share units in this context are units of common stock issued to Diligent’s CEO upon satisfaction of the performance criteria outlined herein. Effective June 30, 2014, the Company’s revenues met the performance requirement of at least seven percent (7%) growth over the performance period as compared to the period from July 1, 2012 through June 30, 2013. The performance share units were determined to be earned and the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, upon a change in control of the Company or the CEO’s separation from service.

•                                    Performance share units for up to 250 thousand shares of common stock contingent on Diligent achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return (“TSR”) growth in four one-year measurement periods beginning April 1, 2013. As of June 30, 2014, the first TSR performance goal was not achieved. TSR growth is measured based on Diligent’s stock price performance during the 20 trading days prior to the relevant measurement date. Performance share units for 62.5 thousand shares of common stock will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the CEO’s separation from service.

The vesting of the options, performance cash award and performance stock units described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or if the CEO is terminated without cause or resigns for good reason.

$1.6 million of the liability for the performance cash award is recorded in Accrued expenses and other current liabilities and $2.7 million is recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2014. At December 31, 2013, $1.6 million of the liability for the performance cash award was recorded in Accrued expenses and other current liabilities and $0.6 million was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheet.  The Company recorded performance stock and cash award compensation expense of $1.3 million in the second quarter and $ 2.7 million during the first six months of 2014 and $2.9 million in the second half of 2013 relating to the replacement award. The replacement award is expected to result in compensation cost of $0.4 million for the remainder of 2014, $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

			Weighted average
		Weighted average	remaining
	Options	exercise price	contractual term
	(in thousands)
Outstanding at January 1, 2014	5,758	$1.97	7.97 years
Granted	1,120	3.84
Exercised	—	—
Cancelled	—	—
Forfeited	(260)	6.12
Outstanding at June 30, 2014	6,618	$2.12	7.84 years
Exercisable at June 30, 2014	3,828	$1.38	7.21 years

Performance Stock Units — As noted above, in 2013, the Company issued Performance Stock Units (“PSUs”) to its CEO as part of his substitute compensation package.  A summary of activity in PSUs for the six months ended June 30, 2014 is as follows:

		Weighted Average Grant
	Performance Stock Units	Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2014	2,500	$2.79
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested June 30, 2014	2,500	$2.79

The Company estimates the fair value of the PSU’s as of the grant date utilizing the closing price of its common stock on that date.

Restricted Stock Units — As noted above, in June 2013, the Company agreed to issue 150,000 Restricted Stock Units (“RSUs”) as replacement compensation for the 250,000 stock options issued to an employee of the Company in excess of the 2010 Plan cap. In June 2013, the shareholders of the Company approved the 2013 Plan, under which the Company had agreed to issue 164,000 RSUs to two officers, which vest 25% per year over the next four years, as long as the officers remain in the employ of the Company on each vesting date. 110,000 of these awards were forfeited as of June 30, 2014.  The fair market value of the stock on the date of grant of the RSUs was $5.38 per share.

On June 20, 2014, the Company issued 864,000 RSUs to executives and employees under the 2013 Plan. These RSUs, which vest 25% per year over the next four years, as long as such executive or employee remains in the employ of the Company on each vesting date, have a grant date fair market price of $3.84 per share for an aggregate of $3.3 million to be recognized over the vesting period. A summary of RSU activity for the six months ended June 30, 2014 is as follows:

		Weighted Average Grant
	Restricted Stock Units	Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2014	314	$5.38
Granted	846	3.84
Vested	(14)	3.64
Forfeited	(110)	5.38
Nonvested June 30, 2014	1,036	$4.15

The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of Diligent’s common stock on the grant date.

For the three months ended June 30, 2014, the Company recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $(483) thousand, $238 thousand and $83 thousand, respectively, which is included in General and administrative expenses in the Condensed Consolidated Statement of Income. For the six months ended June 30, 2014,  Diligent recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $(159) thousand, $533 thousand and $203 thousand, respectively, which is included in general and administrative expenses in the Condensed Consolidated Statement of Income. During the six months ended June 30, 2014, awards granted to the Company’s former CFO were forfeited upon resignation during the second quarter of 2014 resulting in an expense adjustments in the amount of $570 thousand. Total share-based compensation expense recognized for the three and six months ended June 30, 2013 was $319 thousand and $661 thousand, respectively, which was entirely related to outstanding stock options. At June 30, 2014, there was $8.2 million of unrecognized share-based compensation expense which includes $3.0 million for stock options, $1.9 million for PSUs and $3.3 million for RSUs that will be recognized over the next 1.31 years.  Such amounts do not include any impact of the CEO Substitute Remuneration Package.

8)                                     Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate.  The income tax provision for the three and six months ended June 30, 2014 provides income taxes at an effective rate of 33% and 36%, respectively.  The tax rate decrease was primarily due to income increases in foreign jurisdictions with lower tax rates. The Company recorded an income tax provision for the three and six months ended June 30, 2013, based on an effective tax rate of 38% and 38%, respectively.

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

Diligent and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company’s U.S. federal and state income tax returns for the tax years 2010 and forward are open for examination by the taxing jurisdictions. The Company’s foreign income tax returns are open for examination by the local taxing jurisdictions for the following years: New Zealand — 2009 and forward; U.K. — 2010 and forward; Australia — 2012.

9)                                     Contingencies

Sales tax risk - States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to the Company’s subscription services in various jurisdictions is unclear. The Company’s cumulative provisions as of June 30, 2014, related to uncollected sales tax is $1.8 million. The provision increased by $0.3 million during the three months ended June 30, 2014.  The Company recorded a provision related to uncollected sales tax of $183 thousand and $366 thousand for the three and six months ended June 30, 2013, respectively.  The cumulative provision related to uncollected sales tax was $1.1 million at June 30, 2013. It is possible that the Company could face sales tax audits and that its liability for these taxes could exceed its estimates as state tax authorities could still assert that it is obligated to collect additional amounts as taxes from its customers and remit those taxes to those authorities. The Company could also be subject to audits with respect to states and international jurisdictions for which it has not accrued tax liabilities. A successful assertion that Diligent should be collecting additional sales or other taxes on its services in jurisdictions where it has not historically done so and does not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing its application or otherwise harm our business and operating results.

NZSX Listing Rules - On June 13, 2014, New Zealand time, the Company received notification from the NZX Limited (“NZX”) in respect to alleged breaches of the NZSX Listing Rules for the delayed release of the 2013 annual report, 2013 half year preliminary announcement and the 2013 interim report. The notification informed the Company that the NZX has determined to refer the Company’s alleged breaches to the NZ Markets Disciplinary Tribunal. Any actions by the NZX Limited, and any action taken by the NZX Markets Disciplinary Tribunal, does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, we may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require the Company’s management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements, fines or other penalties.

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

Overview

We develop and make available an online software application called Diligent Boardbooks®, a web-based portal that board members, management and administrative staff use to compile, update, review and archive board materials before, during and after board meetings. We provide clients with subscription-based access to our software and also provide associated services including securely hosting the client’s data and customer service and support for the application.

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

We use the Software-as-a-Service (“SaaS”) model to distribute our Diligent Boardbooks application to the market and maintain the security and integrity of our clients’ data. Under this model, we offer annual renewable subscriptions for client access to our Diligent Boardbooks product which is hosted on our secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

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

On December 12, 2007 we completed an offshore offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the New Zealand Stock Exchange under the symbol “DIL.”  As a result, we are subject to the regulation and reporting requirements imposed by the New Zealand Stock Exchange.  While our common stock trades on a periodic basis on the over-the counter bulletin board (“OTCBB”), there is no established public trading market for our common stock in the United States.  However, because Diligent is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the United States and is subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934.  We are subject to the Listing Rules of the New Zealand Stock Exchange, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange.  Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and six months ended June 30, 2014 from those disclosed in our 2013 Form 10-K.

Revenue Recognition —We derive our revenues primarily from subscription fees and installation fees, including training. We sell subscriptions to our cloud-based application that are generally one year in length. Our arrangements do not include a general right of return and automatically renew unless we are notified 30 days prior to the expiration of the subscription term. Our subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of our service and training of our customers.

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

To qualify as a separate unit of accounting, the delivered item in a multiple element arrangement must have value to the customer on a standalone basis. We have determined that the installation fee does not have standalone value, so accordingly we account for our arrangements as a single unit of accounting.

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

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of our customer relationships which is generally nine years. In estimating the expected customer relationship period, we looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Our customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, our renewal history with our customers has been, and remains, at very high rates. As a result, we believe that our customers will renew numerous times during their tenure with us.  Consequently, we believe we will have a very low annual attrition rate. After considering these factors, we determined that a nine year estimated customer life was appropriate as of June 30, 2014.

Deferred Revenue — Deferred revenue represents installation and subscription fees for which cash has been received but for which we have not yet delivered services or the criteria for the recognition of revenue have not yet been met.  Deferred revenues presented in the Condensed Consolidated Balance Sheet do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which we have not yet received payment.  Accordingly, the deferred revenue balance does not represent the total contract value of annual, non-cancelable subscription agreements.

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years.  Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

We also provide gross deferred revenue which consists of deferred revenue and installation and subscription fees which have been billed to the customer pursuant to an executed subscription agreement, but for which payment may have not yet been received and the criteria for the recognition of revenue has not yet been met.  As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a high percentage of our total revenues for the next 12 months.  Therefore, we believe it is useful to provide gross deferred revenues.

Accounts receivable — We generally invoice our customers on an annual or quarterly basis.  Accounts receivable represents amounts due from our customers for which revenue has been recognized.  A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of June 30, 2014 and December 31, 2013, we have recorded a provision for doubtful accounts of $100 thousand.  We also provide gross accounts receivable which consists of all billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at June 30, 2014, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivables, net	$17,055	$(15,391)	$1,664

Deferred revenue — current	44,743	(15,391)	29,352
Deferred revenue — less current portion	11,222	—	11,222
Total deferred revenue	$55,965	$(15,391)	$40,574

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2013, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$16,443	$(14,693)	$1,750

Deferred revenue - current	42,121	(14,693)	27,428
Deferred revenue - less current portion	10,471	—	10,471
Total deferred revenue	$52,592	$(14,693)	$37,899

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

Share-Based Compensation.  Share-based compensation consists of restricted stock units, stock options and other share-based compensation awards issued to employees and contractors for services rendered. We measure the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognize the cost over the period that the award recipient is required to provide services to us in exchange for the award.  The fair value of restricted stock units and performance stock units are estimated using the market price of our common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

We measure compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Results of Operations for the three months ended June 30, 2014 and 2013

Total Revenues

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Revenues	20,344	15,629	4,715	30%

The growth in total revenues of $4.7 million or 30% for the second quarter of 2014 when compared with the second quarter of 2013 is primarily the result of the increase in new users, as well as our retention of existing customers.  Our customer retention rate continues to exceed 95% for the trailing twelve months ended June 30, 2014. We have continued to add users each quarter since inception.  At June 30, 2014, the total number of users was 82,666 compared with 72,632 at December 31, 2013, and 64,023 at June 30, 2013.  The growth rate in new sales decreased in North America and EMEA (Europe, Middle East and Africa), and increased in Asia/Pacific with North America accounting for 63% of the dollar value of new subscriptions added in the second quarter, EMEA (Europe, Middle East and Africa) accounting for 18% and the remaining 19% from Asia/Pacific. Additionally, upgrades from existing customers, which represents the increase during the period in the value of existing agreements, decreased 14% compared to the second quarter of 2013, based on the dollar value added to existing annual contracts.

We recognize subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the majority of the impact of growth in new user subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Cost of revenues (1)	3,963	2,999	964	32%
% of Revenues	19%	19%

(1) Excluding depreciation and amortization

Cost of revenues is comprised of account management, customer support and information technology (“IT”) services.  The increase in costs of revenues is predominantly due to the increase in headcount in IT services in support of our larger client base. Worldwide employee salaries and incentive pay increased by $0.5 million, consisting of $0.1 million in customer support and $0.4 million in IT services.   Costs relating to hosting increased by $0.1 million due to the increase in capacity of our existing centers along with the addition of a hosting center in Germany.  Additional increases to cost of revenues include IT expenses of $0.1 million, travel related expenses of $0.1 million and miscellaneous expenses of $0.1 million.

Cost of revenues increased at the same rate as revenues, resulting in an unchanged gross profit margin of 81% for the second quarter of 2014 and the second quarter 2013.

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Selling and Marketing	2,611	2,338	273	12%
% of Revenues	13%	15%

Selling and marketing expenses consist of $1.2 million of selling expense and $1.4 million of marketing expense. Selling expenses in the second quarter of 2014 were lower than the comparable quarter of 2013 by $0.3 million, primarily due to the decrease in sales commissions as a result of lower revenue growth.  Marketing expenses increased $0.6 million in the second quarter of 2014 compared to the second quarter of 2013.

The increase in marketing expenses of $0.6 million consists of $0.4 million in the U.S. and $0.1 million in the U.K. and $0.1 million in Australia.  We have significantly increased our marketing initiatives such as trade show activity in both the U.S. and the U.K.  We expect to further increase our marketing expenditures during the remainder of 2014.

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
General and Administrative	7,807	4,596	3,211	70%
% of Revenues	38%	29%

The increase in general and administrative expenses of $3.2 million in relation to the second quarter of 2013 is comprised of $2.5 million in the U.S., $0.2 million in the U.K., $0.4 million in New Zealand and $0.1 million in Australia.  The U.S. increase consists of $0.4 million relating to salaries, $1.2 million relating to an accrual for 2014 Corporate Bonus Plan that was approved by the Compensation Committee and implemented during the second quarter and $1.0 million relating to the performance cash award issued to our CEO (see Liquidity and Capital Resources).  Other increases include occupancy costs of $0.2 million; insurance costs of $0.1 million; state and local tax accrued expenses of $0.3 million, professional fees of $0.1 million relating to costs associated with an Enterprise Resource Planning (ERP) implementation and other consultant matters; $0.4 million for accounting and auditing fees; a decrease of $0.5 million for legal fees; a decrease in recruiting fees of $0.1 million and a decrease in share based compensation of $0.6 million primarily due to the forfeiture of share based awards issued to our former CFO.

The increase in the U.K of $0.2 million, $0.4 million in New Zealand and $0.1 million in Australia are primarily related to the implementation of a 2014 Corporate Bonus Plan for executives and employees.

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Research and development	1,460	945	515	54%
% of Revenues	7%	6%

The increase in research and development expenses is primarily due to increased staffing.  In the second quarter of 2014, we had an additional four people in research and development when compared to the second quarter of 2013, the majority being added to the New Zealand team for product upgrades and enhancements. We maintain a small research and development department at our New York headquarters, which also had an increase in headcount.  Worldwide labor costs in the second quarter of 2014 were $0.4 million higher than the second quarter of 2013.  The remaining increase related to $0.1 million for outside consultants.

We also increased employee headcount by 14 with the opening of our Charlotte, North Carolina development center. We expect to further increase our investment in research and development over the remainder of 2014.

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	661	355	306	86%
% of Revenues	3%	2%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Investigations and restatement	137	712	(575)	-81%
% of Revenues	1%	5%

Our Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps. For the three months ended June 30, 2014 , there were $137 thousand of costs related to the restatement of our historical financial statements compared to costs of $712 thousand for the three month period ended June 30, 2013. The majority of the cost and the restatement of our historical financial statements occured during 2013 and the restatement was completed in May 2014. These cost included re-audits of the year ended 2012, 2011 and 2010 and the related Audit Committee investigation.

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Interest expense, net	(14)	(26)	12	46%
% of Revenues	—	—

Interest expense, net, includes interest expense on capital lease obligations offset by interest on our cash and cash equivalents and short-term investments which are interest-bearing.

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Foreign exchange gain (loss)	33	(65)	98	151%
% of Revenues	—	—

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.  Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.  The net gain or loss is an accumulation of the effects of the foregoing transactions.  The gain in the second quarter of 2014 is due to the weakening of the U.S. dollar against the GBP which resulted in gains on the settlement of intercompany receivables and on cash held in GBP.

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Income tax expense	1,219	1,364	(145)	-11%
Effective tax rate	33%	38%

Our income tax provision for the three months ended June 30, 2014 and 2013 was 33% and 38%, respectively, and reflects the effective tax rate expected to be applicable for the full year, adjusted for discrete events that are recorded in the period in which they occur. The tax rate decrease was primarily due to income increases in foreign jurisdictions with lower tax rates. The Company’s effective tax rate for the three and six months ended June 30, 2014 and 2013, differs from the federal statutory rate primarily due to changes in state pretax income as well as local tax.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Total Revenues

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Revenues	39,470	29,337	10,133	35%

The growth in total revenues of $10.1 million or 35% for the first half of 2014 when compared with the first half of 2013 is primarily the result of the increase in new users, as well as our customer retention rate.  Our customer retention rate continues to exceed 95% for the trailing twelve months ended June 30, 2014.  At June 30, 2014, the total number of users was 82,666, compared with 72,632 at December 31, 2013, and 64,023 at June 30, 2013.  The growth rate in new sales decreased in North America and EMEA (Europe, Middle East and Africa), and increased in Asia/Pacific  with North America accounting for 60% of the dollar value of new subscriptions added in the first six months, EMEA (Europe, Middle East and Africa) accounting for 21% and the remaining 19% from Asia/Pacific. Additionally, upgrades from existing customers, which represents the increase during the period in the value of existing agreements, decreased 13% compared to the six months of 2013, based on the dollar value added to existing annual contracts.

We recognize subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the majority of  impact of the growth in new user subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Cost of revenues (1)	7,694	5,772	1,922	33%
% of Revenues	19%	20%

(1) Excluding depreciation and amortization

Cost of revenues is comprised of account management, customer support and information technology (“IT”) services.  The increase in costs of revenues is predominantly due to the increase in headcount in IT services in support of our larger client base. Worldwide employee salaries and incentive pay increased by $1.1 million, consisting of $0.2 million in account management, $0.1 million in customer support and $0.8 million in IT services.   Hosting costs increased by $0.4 million due to the increase in capacity of our existing centers along with the addition of a hosting center in Germany.  Additional increases to cost of revenues include recruiting fees of $0.1 million; IT related R & D expense of $0.1 million, audit fees of $0.1 million and travel related expenses of $0.1 million.

Cost of revenues increased less than revenues, resulting in an increased gross profit margin of 81% for the first half of 2014, compared to 80% for the first half of 2013.

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Selling and Marketing	5,358	4,616	742	16%
% of Revenues	14%	16%

Selling and marketing expenses consist of $2.5 million of selling expense and $2.8 million of marketing expense. Selling expenses in the first six months of 2014 were lower than the comparable quarters of 2013 by $0.6 million, primarily due to the decrease in sales commissions as a result of lower revenue growth.  Marketing expenses increased $1.3 million in the first six  months of 2014 compared to the six months of 2013.

The increase in marketing expenses of $1.3 million consists of $1.0 million in the U.S. and $0.2 million in the U.K. and $0.1 million in Australia.  We have significantly increased our marketing initiatives including trade show activity and increased headcount   in both the U.S. and the U.K.  We expect to further increase our marketing expenditures during the remainder of 2014.

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
General and Administrative	14,649	8,292	6,357	77%
% of Revenues	37%	28%

The increase in general and administrative expenses of $6.4 million during the first half of 2014 is comprised of $5.7 million in the U.S., $0.3 million in the U.K., $0.3 million in New Zealand and an increase of $0.1 million in Australia over the comparable period in 2013.  The U.S. increase consists of $0.7 million relating to salaries, $1.2 million an accrual for 2014 Corporate Bonus Plan that was approved by the Compensation Committee and implemented during the second quarter and $2.0 million relating to the performance fixed cash award issued to the CEO (see Liquidity and Capital Resources). Other increases include occupancy costs of $0.4 million; insurance costs of $0.2 million; outside consultants of $0.3 million; state and local accrued tax expense of $0.3 million; Directors’ fees and expenses of $0.2 million due to the increase in our Board of Directors compensation; professional fees of $0.8 million relating to costs associated with an Enterprise Resource Planning (ERP) implementation and other consultant matters; $0.5 million for accounting and auditing fees; a decrease of $0.5 million for legal fees; a decrease of $0.2 million for recruiting fees and a decrease of $0.2 million for share based compensation primarily due to forfeiture of share based awards issued to our former CFO.

The increase in the U.K of $0.3 million, $0.3 million in New Zealand and $0.1 million in Australia are primarily related to the implementation of a 2014 Corporate Bonus Plan for executives and employees.

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Research and development	2,773	1,879	894	48%
% of Revenues	7%	6%

The increase in research and development expenses is primarily due to increased staffing.  In the first six months of 2014, we had an additional seventeen people in research and development when compared to the first six months of 2013, the majority being added to the New Zealand team for product upgrades and enhancements. We maintain a small research and development department at our New York headquarters, which also had an increase in headcount.  Worldwide labor costs in the first six months of 2014 were $0.8 million higher than the first six months of 2013. The remaining increase related to $0.1 million for outside consultants and professional fees.

We also increased employee headcount by 14 with the opening of our Charlotte, North Carolina development center during the second quarter. We expect to further increase our investment in research and development over the remainder of 2014.

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	1,188	614	574	93%
% of Revenues	3%	2%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Investigations and restatement	916	2,344	(1,428)	-61%
% of Revenues	2%	8%

Our Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive’s options were inadvertently issued in excess of applicable plan caps.  As of June 30, 2014, we incurred costs of $0.9 million related to the restatement of our historical financial statements, re-audits of the year ended 2012, 2011 and 2010 and the related Audit Committee investigation. The majority of the restatement process costs of our historical financial statements occurred during 2013 and was completed in May 2014.

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Interest expense, net	(29)	(34)	5	15%
% of Revenues	—	—

Interest expense, net, includes interest expense on capital lease obligations offset by interest on our cash and cash equivalents and short-term investments which are interest-bearing.

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Foreign exchange gain (loss)	101	(181)	282	156%
% of Revenues	—	—

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.  Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.  The net gain or loss is an accumulation of the effects of the foregoing transactions.  The gain in the first six months of 2014 is due to the weakening of the U.S. dollar against the GBP which resulted in gains on the settlement of intercompany receivables and on cash held in GBP.

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Income tax expense	2,515	2,146	369	17%
Effective tax rate	36%	38%

Our income tax provision for the six months ended June 30, 2014 and 2013 was 36% and 38%, respectively, and reflects the effective tax rate expected to be applicable for the full year, adjusted for discrete events that are recorded in the period in which they occur. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013, differs from the federal statutory rate primarily due to changes in state pretax income as well as local tax.

Liquidity and Capital Resources

At June 30, 2014, our sources of liquidity consist of cash and cash equivalents of approximately $62 million.

We have no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, our financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations.

On April 15, 2013, we announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to our chief executive officer in substitution for certain awards that would be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan.  On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, we and the chief executive officer entered into a definitive Replacement Grant Agreement and certain agreed upon ancillary award agreements related thereto.  In June 2013, the substitute remuneration package was approved by our stockholders and on December 23, 2013 we and the chief executive officer entered into an amendment to the Replacement Grant Agreement which fixed the terms of the incentive compensation package.  In addition to stock options and performance shares, the amended Replacement Grant Agreement includes a performance fixed cash award of $4.2 million, which is earned if we achieve a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014.  Once earned, the award is payable in three installments of $1.4 million each, with the first payment due in the third quarter of 2014 and the remaining two payments due March 30, 2015 and March 30, 2016.   The performance target was met as of June 30, 2014.

In order to minimize credit and market risk, we have invested $34 million of our cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund.  The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Six months ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$9,294	$6,296
Investing activities	$9,679	$(5,372)
Financing activities	$(867)	$(62)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2014 increased $ 3.0 million compared with the six months ended June 30, 2013, primarily due to an increase in the amount of cash provided by the growth in deferred revenue compared to the prior year and increases in other non-current liabilities and income tax receivable.

Net Cash Flows from Investing Activities

Cash provided by investing activities in the first six months of 2014 increased $15 million over the comparable period of 2013. This increase primarily consists of proceeds from maturity of short-term investments of $12.5 million.

Net Cash Flows from Financing Activities

Cash used in financing activities consist of payments under capital leases and software licensing obligations of $508 thousand and dividends paid on the Company’s preferred stock of $359 thousand.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements at Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk

Our wholly-owned subsidiaries, Diligent Boardbooks Limited, Diligent Board Member Services NZ Limited and Diligent Board Services Australia Pty Ltd, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZ$) and Australian Dollar (AUD), respectively, as their functional currencies.  Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss.  Our Singapore subsidiary uses the U.S. dollar as its functional currency.

Transactions in foreign currencies are reported at the rates of exchange at the transaction date.  Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date.  All differences are recorded in results of operations.

From time to time, we use foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency.  We use these instruments as economic hedges and not for speculative or trading purposes.  The fair value of the foreign currency contracts represents the amount we would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss.  During the three and six months ended June 30, 2014 and 2013, we did not enter into any foreign currency contracts.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $62 million at June 30, 2014.  This amount was invested primarily in money market funds and government securities. The cash and cash equivalents are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash and cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

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

In connection with the preparation of this Form 10-Q, we evaluated, as of June 30, 2014, under the supervision of and with participation from our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in the 2013 Form 10-K, which material weaknesses have not been fully remediated as of June 30, 2014, our disclosure controls and procedures were not effective as of June 30, 2014.

(b)         Changes in Internal Controls.

As disclosed in Item 9A of the 2013 Form 10-K, we determined that as of December 31, 2013, we had material weaknesses in internal controls over financial reporting and that we are committed to improving our overall control environment and financial reporting processes.

Our remediation efforts are ongoing and have not been completed.   During the second quarter of 2014, we hired a new Assistant Controller with significant financial reporting experience as well as engaged Pricewaterhouse Coopers to assist in the accounting and related disclosure requirements for income taxes.  We are also in the process of implementing an enterprise wide reporting system for managing our information, revenue, accounting and reporting systems. For further information about our planned remedial measures, please see Item 9A “Controls and Procedures” included in the 2013 Form 10-K.

Additional remediation measures may be required, which may require additional implementation time.  We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls, even where we conclude the controls are operating effectively, can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2014, the Company issued 27 thousand restricted stock shares under the 2013 Plan to five directors in respect of service during the first quarter of 2014, based on the volume weighted average trading price of the Company’s common stock on its primary trading market for the twenty trading days immediately prior to such date.  The issuance of these shares of restricted stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation D due to the status of the individuals as our directors.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Mine Safety Disclosures.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6. Exhibits.

Exhibit Numbers	Exhibits

10.1

Employment Agreement, by and between the Company and Alessandro Sodi, dated as of June 20, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on June 20, 2014)

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

DILIGENT BOARD MEMBER SERVICES, INC.

Dated:	August 7, 2014	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2014	By:	/s/ Alexander Sanchez
Alexander Sanchez, Interim Chief Financial Officer
(Principal Financial Officer)