Form 10-Q
period 2014-09-30
Diligent Board Member Services, Inc.
filed 2014-11-06
CIK 1433269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF November 5, 2014 WAS 86,802,226.

i

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature.  There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•                  As of December 31, 2013, we identified material weaknesses in our internal controls over financial reporting and concluded that our disclosure controls were not effective as of such date;  in connection with the preparation of this Form 10-Q we concluded that our disclosure controls were not effective as of September 30, 2014;  we must address the material weaknesses in our internal controls and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;

•                  As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (as amended, the “2013 Form 10-K”), we had to restate certain of our historical financial statements and as a result were not able to timely file periodic reports with the New Zealand Stock Exchange (the “NZX”) or the United States Securities and Exchange Commission (the “SEC”)  for certain fiscal periods in 2013 and 2014;

•                  We face the risk of litigation or governmental investigations or proceedings relating to the restatement and the matters covered by a Special Committee investigation concluded in 2013, which identified a number of instances in which we were not, or may not have been, in compliance with applicable New Zealand and U.S. regulatory obligations;

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

We also refer you to Part I, Item 1A, “Risk Factors” in our 2013 Form 10-K for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.  The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZX Listing Rules.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Diligent Board Member Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013

A S S E T S
Current assets:
Cash and cash equivalents	$66,837	$43,583
Short-term investments	—	12,497
Accounts receivable, net	1,685	1,750
Deferred commissions	1,343	1,532
Prepaid expenses and other current assets	2,936	1,936
Deferred tax assets	4,476	3,111
Income tax receivable	—	1,430
Total current assets	77,277	65,839

Property and equipment, net	10,924	8,228
Intangible Assets	25	—
Deferred tax assets	3,654	3,607
Security deposits	704	676
Total assets	$92,584	$78,350

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,095	$2,402
Accrued expenses and other liabilities	9,530	8,856
Income taxes payable	350	—
Deferred revenue	31,651	27,428
Obligations under capital leases	762	847
Total current liabilities	43,388	39,533

Non-current liabilities:
Deferred revenue, less current portion	11,584	10,471
Obligations under capital leases	156	767
Other non-current liabilities	3,302	2,634
Total non-current liabilities	15,042	13,872
Total liabilities	58,430	53,405
Commitments and contingencies	—	—
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 30,000,000 and 32,667,123 shares issued and outstanding (liquidation value $4,753)	3,000	3,261
Stockholders’ equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 86,765,836 and 83,776,155 shares issued and outstanding	87	84
Additional paid-in capital	31,186	28,861
Accumulated deficit	(69)	(7,220)
Accumulated other comprehensive income (loss)	(50)	(41)
Total stockholders’ equity	31,154	21,684
Total liabilities, redeemable preferred stock and stockholders’ equity	$92,584	$78,350

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$21,423	$17,235	$60,893	$46,573
Cost of revenues (excluding depreciation and amortization)	4,133	3,244	11,827	9,017
Gross profit	17,290	13,991	49,066	37,556

Operating expenses:
Selling and marketing	2,726	2,473	8,084	7,089
General and administrative	6,437	5,371	21,086	13,664
Research and development	2,486	1,209	5,259	3,088
Depreciation and amortization	765	515	1,953	1,130
Investigation and restatement	—	939	916	3,282
Total operating expenses	12,414	10,507	37,298	28,253

Operating income	4,876	3,484	11,768	9,303

Other income (expense), net:
Interest expense, net	59	(24)	30	(58)
Foreign exchange transaction (loss) gain	(126)	32	(25)	(149)
Total other income (expense), net	(67)	8	5	(207)

Income before provision for income taxes	4,809	3,492	11,773	9,096
Income tax expense	2,107	1,339	4,622	3,485
Net income	$2,702	$2,153	$7,151	$5,611

Accrued preferred stock dividends	(83)	(89)	(253)	(270)
Net income attributable to common stockholders	$2,619	$2,064	$6,898	$5,341

Earnings per share:
Basic	$0.02	$0.02	$0.06	$0.05
Diluted	$0.02	$0.02	$0.06	$0.04
Weighted average shares outstanding:
Basic	117,611	116,443	116,872	116,422
Diluted	122,020	121,744	120,849	121,863

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$2,702	$2,153	$7,151	$5,611
Other comprehensive loss:
Foreign exchange translation adjustment	19	55	(9)	(89)
Comprehensive income	$2,721	$2,208	$7,142	$5,522

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2014

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2014	83,776	$84	$28,861	$(7,220)	$(41)	$21,684
Net Income	—	—	—	7,151	—	7,151
Other comprehensive loss	—	—	—	—	(9)	(9)
Total comprehensive income	—	—	—	—	—	7,142
Conversion of preferred stock to common stock	2,667	3	264	—	—	267
Shares issued to the Board of Directors	137	—	538	—	—	538
Share-based compensation	—	—	1,768	—	—	1,768
Exercise of stock options	95	—	14	—	—	14
Amortization of preferred stock offering costs	—	—	(6)	—	—	(6)
Preferred stock dividend ($0.00825 per share)	—	—	(253)	—	—	(253)
Issuance of shares from vesting of restricted stock units	91	—	—	—	—	—
Balance at September 30, 2014	86,766	$87	$31,186	$(69)	$(50)	$31,154

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$7,151	$5,611
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,411)	(1,245)
Excess tax benefits realized from share-based compensation	—	(302)
Depreciation and amortization	1,953	1,130
Share-based compensation	2,057	1,225
Changes in operating assets and liabilities:
Accounts receivable	65	(684)
Deferred commissions	189	248
Prepaid expenses and other current assets	(1,000)	(268)
Security deposits	—	13
Accounts payable and accrued expenses	(766)	3,490
Income taxes receivable/payable	1,780	(1,600)
Deferred revenue	5,335	8,970
Other non-current liabilities	748	424
Other	—	50
Net cash provided by operating activities	16,101	17,062
Cash flows from investing activities:
Purchases of short-term investments	—	(10,999)
Proceeds from maturity of short-term investments	12,497	103
Restricted cash-security deposits	(28)	(462)
Purchases of property and equipment	(4,160)	(2,282)
Purchases of intangible assets	(25)	—
Net cash provided by (used in) investing activities	8,284	(13,640)
Cash flows from financing activities:
Payment of preferred stock dividend	(359)	(120)
Proceeds from exercise of stock options and purchases of shares under stock purchase plan	14	74
Excess tax benefits realized from share-based compensation	—	302
Repayments of obligations under capital leases	(695)	(418)
Payments of obligations under software licensing agreements	(82)	(109)
Net cash used in financing activities	(1,122)	(271)
Effect of exchange rates on cash and cash equivalents	(9)	(93)
Net increase in cash and cash equivalents	23,254	3,058
Cash and cash equivalents at beginning of period	43,583	33,311
Cash and cash equivalents at end of period	$66,837	$36,369

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$41	$67
Income taxes	$3,862	$5,558
Supplemental disclosure of noncash investing and financing activities:
Capital contribution in lieu of preferred stock dividend	$—	$240
Conversion of preferred stock to common stock shares	$267	$—
Property and equipment acquired under capital lease agreements	$—	$1,306
Accounts payable for property and equipment	$489	$545

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1)                                     Organization and nature of the business

Diligent Board Member Services, Inc. (“we”, “Diligent” or the “Company”) provides one of the world’s most widely used board portals. The Company develops and commercializes Diligent Boardbooks®, a secure software application available online, on iPad and Windows 8.1 supported devices. The application allows board members, management and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services including securely hosting the clients’ data, and customer service and support for the application.

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the New Zealand Stock Exchange (the “NZSX”).  On December 12, 2007, Diligent completed an offshore public offering in connection with its listing on the NZSX.  Diligent’s corporate headquarters are located in New York, New York.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides research and development services for the Company.  The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty Ltd. (“DBA”), which provide sales, marketing and customer support services in their respective regions.  The Company’s Singapore subsidiary, Diligent APAC Board Services Pte. Ltd.  (“APAC”) provides sales support in the Asia-Pacific region.  The Company’s subsidiary in Hong Kong, Diligent APAC LTD. was established in 2012 to support its Asia-Pacific sales and marketing and has had no operations to date. In February 2014, the Company established a German subsidiary, Diligent Boardbooks GmbH, to offer dedicated, private data hosting solutions and data recovery support, primarily for European customers.

Diligent’s condensed consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

2)                                     Investigations and restatement

Special Committee

In December 2012, the Board of Directors (the “Board”) of Diligent appointed a Special Committee of independent directors to examine certain of Diligent’s past stock issuances and stock option grants that may not have been issued in compliance with the relevant stock option and incentive plans. The Special Committee’s members were not on the Board at the time of the issuance of such grants, were not involved in their issue, and are not the recipients of any option grants. The Special Committee was delegated broad powers from the Board to take all such action in respect of the issuances as it deemed necessary and advisable.

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

The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on the NZSX, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It recommended, and the Board fully endorsed, that the Company work with its regulators to resolve these issues. In September 2013 the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $15 thousand as a penalty to the NZX Discipline Fund and NZ $4 thousand towards the costs of NZSX.

Costs for the Special Committee for the three and nine months ended September 30, 2013 were $0 and $2.3 million, respectively. An additional $0.3 million was incurred in the fourth quarter of 2012.  Included in Special Committee expenses were professional fees incurred for legal, accounting and compensation consultants, NZX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded and the Company is in the process of implementing the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified.

Audit Committee Investigation

On July 2, 2013, the Audit Committee of the Board engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company’s financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under U.S. GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee investigation resulted in no finding of intentional misconduct or fraud. Costs of the investigation for the three months ended September 30, 2014 and 2013 were $0 and $0.2 million, respectively. Costs of the investigation for the nine months ended September 30, 2014 and 2013 were $0 and $2.5 million, respectively.

Restatement and Re-audit Engagements

In August, 2013, we announced that Diligent’s historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April 2014. Costs for the restatement and re-audits incurred during the three months ended September 30, 2014 and 2013 were $0 and $0.8 million, respectively. Costs for the restatement and re-audits incurred during the nine months ended September 30, 2014 and 2013 were $0.9 and $0.8 million, respectively. These costs are comprised of professional fees incurred for accounting, auditing and consulting services and restatement bonuses.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results expected for the full year.

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

Revenue Recognition — Diligent derives revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to Diligent’s cloud-based application that are generally one year in length. Diligent’s arrangements do not include a general right of return and automatically renew unless the Company is notified 30 days prior to the expiration of the subscription term. Diligent’s subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company’s service and training of its customers.

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

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Diligent’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, Diligent’s renewal history with its customers has been and remains at very high rates. As a result, we believe that Diligent’s customers will renew numerous times during their tenure with us.  Consequently, Diligent has had a very low annual attrition rate which historically has been less than 5.0%. After considering these factors, we determined that a nine year estimated customer life was appropriate as of September 30, 2014.  The Company evaluates its estimated customer life on an annual basis.

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

Accounts receivable —The Company generally invoices our customers on an annual or quarterly basis.  Accounts receivable represents amounts due from Diligent’s customers for which revenue has been recognized.  A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of September 30, 2014 and December 31, 2013, the Company recorded a provision for doubtful accounts of $100 thousand.

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

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except 1.5 million stock options which have been excluded for the three and nine months ended September 30, 2014, respectively because their effect is anti-dilutive. There were 360,000 anti-dilutive equity instruments for the comparable three and nine month periods in 2013.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Basic weighted average common shares outstanding	87,611	83,776	86,240	83,755
Basic weighted average preferred shares outstanding	30,000	32,667	30,632	32,667
Basic weighted average shares outstanding	117,611	116,443	116,872	116,422
Dilutive effect of stock options	2,577	5,218	2,552	5,404
Dilutive effect of performance stock units	1,171	—	1,105	—
Dilutive effect of restricted stock units	661	83	320	37
Dilutive weighted average shares outstanding	122,020	121,744	120,849	121,863

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

From time to time, new accounting pronouncements are issued by the FASB and are adopted as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements are not expected to have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

4)                                   Obligations Under Capital Leases

During the first nine months of 2013, we entered into two capital leases for computer equipment which mature in February 2016.  The leases have a total obligation of $1.3 million and bear interest at rates of 5.449% and 3.804%, with monthly payments of $28 thousand and $14 thousand, respectively.  We did not enter into any new capital leases during the first nine months of 2014.

5)                                    Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

At September 30, 2014, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $31 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

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

The carrying value of the Preferred Stock at September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)

Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)
	2,861	2,861
Issuance of PIK shares	267	267
Conversion of PIK shares	(267)	—
Cumulative amortization of offering costs	139	133
Carrying value	$3,000	$3,261

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

In 2014, Diligent anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $83 thousand and $253 thousand for the three and nine months ended September 30, 2014 are included in accrued expenses.

Spring Street Partners, L.P., a holder of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 3, 2013 of $240 thousand.  This was recorded as a capital contribution in 2013 when waived. The founder and managing partner of Spring Street Partners, L.P. is also the Chairman of the Board and the holder of 5.9 million shares of common stock of the Company.

On March 3 and 5, 2014, Carroll Capital Holdings and Spring Street Partners, L.P. converted 889,219 and 1,777,904 shares of Series A Preferred Stock, respectively, to an equivalent number of shares of common stock.

7)                                     Stock option and incentive plan

On May 3, 2013, the Board adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan (the “2013 Plan”), which was approved by the Diligent’s stockholders in June 2013. An aggregate of 8.5 million shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of Diligent and its affiliates. Of the shares available under the Plan, 4.1 million were utilized in connection with the replacement incentive awards issued in accordance with the CEO Replacement Grant Agreement as discussed below. Upon approval of the 2013 Plan the Company discontinued the use of the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) and the 2010 Stock Option and Incentive Plan (the “2010 Plan”).

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

Diligent’s non-executive directors, other than the chairman of the Board, are to receive an annual stock grant with a total value of $80 thousand, which would generally be paid to such non-executive directors in equal installments at the end of each quarter of the calendar year. In connection with the non-executive directors’ 2013 service, on March 14, 2014, the Company issued 86.5 thousand restricted shares to its directors based on the volume weighted average trading price of our common stock on its primary trading market for the 20 trading days immediately prior to such date. In connection with the non-executive directors’ 2014 service, on April 9, 2014, the Company issued 27 thousand restricted shares to its directors and on July 10, 2014, the Company issued 24 thousand restricted shares to its directors, in each case based on the volume weighted average trading price of our common stock on its primary trading market for the 20 trading days immediately prior to such date. The grants for 2013 and 2014 services were pro-rated for any director who served on the Board for less than the full calendar year.

In December of 2012 Diligent’s Board authorized a Special Committee of independent directors to conduct a review of certain of the Company’s past stock issuances and stock option grants to determine whether they were in accordance with the relevant incentive plans.  The Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the chief executive officer exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the chief executive officer exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another employee exceeded the cap in the 2010 Plan by 250 thousand shares.

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

•                  A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The CEO’s right to receive such cash award was contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. This revenue target was achieved and the cash award will be paid in three equal annual installments. The first installment in the amount of $1.4 million was paid in August 2014, the second installment will be paid in the first quarter of 2015 and the final installment will be paid in the first quarter of 2016, or, if earlier, upon a change in control of the Company or the CEO’s separation from service. Any payment due on any installment date will be proportionally reduced if the sum of our stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

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

$1.4 million of the liability for the performance cash award is recorded in “Accrued expenses and other current liabilities” and $1.4 million is recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheet as of September 30, 2014. At December 31, 2013, $1.6 million of the liability for the performance cash award was recorded in “Accrued expenses and other current liabilities” and $0.6 million was recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheet.

The Company recorded performance stock and cash award compensation expense of $0.2 million and $2.8 million during the three and nine months ended September 30, 2014, respectively, and $2.9 million in 2013 relating to the replacement award. The replacement award is expected to result in compensation cost of $0.2 million for the remainder of 2014, $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

On July 24, 2014, Diligent entered into an agreement providing for the cancellation of 250 thousand shares issued to an employee and replaced with 217,760 restricted stock units, under the 2013 Plan. The restricted stock units vest in five equal installments, the first vesting on the grant date and the remaining installments vesting on each anniversary of December 9, 2013.

On September 15, 2014, the Company entered into a new employment agreement with an executive, pursuant to which the Company issued options to purchase 250 thousand shares of stock and 125 thousand restricted stock units under the 2013 Plan. The options have an exercise price of $3.79 per share and vest in two equal installments on September 15, 2015 and September 15, 2016. The restricted stock units also vest in two equal installments on September 15, 2015 and September 15, 2016, upon which the vested portion will convert into an equal number of shares of common stock.

Stock Options — On June 20, 2014, the Company agreed to issue 1,120,000 stock options to executives and employees under the 2013 Plan. These options vest 25% per year over the next four years, as long as such executive or employee remains in the employ of the Company on each vesting date. On September 15, 2014, the Company agreed to issue 250,000 options to an executive of the Company under the 2013 Plan. These options vest in two equal installments on September 15, 2015 and September 15, 2016, as long as such executive remains in the employ of the Company on each vesting date. Upon the final vesting date, the vested portion will convert into an equal number of shares of common stock. A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

			Weighted average
		Weighted average	remaining
	Options	exercise price	contractual term
	(in thousands)
Outstanding at January 1, 2014	5,758	$1.97	7.97 years
Granted	1,370	3.83
Exercised	(95)	0.15
Cancelled	(250)	0.46
Forfeited	(260)	6.12
Outstanding at September 30, 2014	6,523	$2.28	7.75 years
Exercisable at September 30, 2014	3,633	$1.44	7.05 years

Performance Stock Units — As noted above, in 2013, the Company issued Performance Stock Units (“PSUs”) to its CEO as part of his substitute compensation package.  A summary of activity in PSUs for the nine months ended September 30, 2014 is as follows:

		Weighted Average Grant
	Performance Stock Units	Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2014	2,500	$2.79
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested September 30, 2014	2,500	$2.79

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

On June 20, 2014, the Company issued 846,000 RSUs to executives and employees under the 2013 Plan. These RSUs, which vest 25% per year over the next four years, as long as such executive or employee remains in the employ of the Company on each vesting date, have a grant date fair market price of $3.84 per share for an aggregate of $3.3 million to be recognized over the vesting period. On July 24, 2014, the Company agreed to issue 217,760 RSUs to an employee of the Company as replacement compensation for 250,000 stock options which were cancelled. These RSUs have a grant date fair market price of $3.57 per share and did not result in any incremental stock compensation expense. On September 15, 2014, the Company issued 125,000 RSUs to an executive under the 2013 plan. These RSUs vest in two equal installments on September 15, 2015 and September 15, 2016 and have a grant date fair market price of $3.79 per share for an aggregate of $474 thousand to be recognized over the vesting period.

A summary of RSU activity for the nine months ended September 30, 2014 is as follows:

		Weighted Average Grant
	Restricted Stock Units	Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2014	314	$5.38
Granted	1,189	3.79
Vested	(87)	3.58
Forfeited	(110)	5.38
Nonvested September 30, 2014	1,306	$4.05

The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of Diligent’s common stock on the grant date.

For the three months ended September 30, 2014, the Company recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $495 thousand, $238 thousand and $459 thousand, respectively, which is included in General and administrative expenses in the Condensed Consolidated Statement of Income. For the nine months ended September 30, 2014, Diligent recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $578 thousand, $771 thousand and $419 thousand, respectively, which is included in general and administrative expenses in the Condensed Consolidated Statement of Income. Awards granted to the Company’s former CFO were forfeited upon his resignation during the second quarter of 2014 resulting in expense adjustments in the amount of $570 thousand. Total share-based compensation expense recognized for the three and nine months ended September 30, 2013 was $433 thousand and $1.0 million, respectively, which was entirely related to outstanding stock options. At September 30, 2014, there was $8.0 million of unrecognized share-based compensation expense which includes $3.0 million for stock options, $1.6 million for PSUs and $3.4 million for RSUs. The weighted average period for this cost to be recognized is 1.26 years.  Such amounts do not include any impact of the CEO performance cash award.

8)                                     Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate.  The income tax provision for the three and nine months ended September 30, 2014 provides income taxes at an effective rate of 44% and 39%, respectively.  The tax rate increased compared to comparable periods in 2013 primarily due to discrete events that are recorded in the period in which they occur. The Company recorded an income tax provision for the three and nine months ended September 30, 2013, based on an effective tax rate of 38% and 38%, respectively.

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

9)                                     Contingencies

Sales tax risk - States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to the Company’s subscription services in various jurisdictions is unclear. The Company’s cumulative provisions as of September 30, 2014, related to uncollected sales tax is $1.9 million. The provision increased by $0.1 million and $0.4 million during the three and nine months ended September 30, 2014, respectively. The Company recorded a provision related to uncollected sales tax of $183 thousand and $549 thousand for the three and nine months ended September 30, 2013, respectively.  The cumulative provision related to uncollected sales tax was $1.3 million at September 30, 2013. It is possible that the Company could face sales tax audits and that its liability for these taxes could exceed its estimates as state tax authorities could still assert that it is obligated to collect additional amounts as taxes from its customers and remit those taxes to those authorities. The Company could also be subject to audits with respect to states and international jurisdictions for which it has not accrued tax liabilities. A successful assertion that Diligent should be collecting additional sales or other taxes on its services in jurisdictions where it has not historically done so and does not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing its application or otherwise harm our business and operating results.

NZSX Listing Rules - On June 13, 2014, New Zealand time, the Company received notification from the NZX Limited (“NZX”) in respect to alleged breaches of the NZSX Listing Rules for the delayed release of the 2013 annual report, the 2013 half year preliminary announcement and the 2013 interim report. The notification informed the Company that the NZX has determined to refer the Company’s alleged breaches to the NZ Markets Disciplinary Tribunal. Any actions by the NZX Limited, and any action taken by the NZX Markets Disciplinary Tribunal, does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, we may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require the Company’s management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements, fines or other penalties.

In September 2014 the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the New Zealand Stock Exchange regarding the previously disclosed breaches of the NZSX listing rules by the Company relating to the delayed reports described above. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $100 thousand as a penalty to the NZX Discipline Fund which is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

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

Overview

We develop and commercialize Diligent Boardbooks®, a secure software application available online, on iPad and Windows 8.1 supported devices. This is one of the world’s most widely used board portal, allowing board members, management and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services including securely hosting the client’s data, and customer service and support for the application.

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

•                  Better revenue visibility. By offering renewable annual subscriptions instead of one-time perpetual licenses, we have much better revenue foresight. This high revenue visibility allows us to undertake better planning and budgeting, with significant advantages for corporate strategy and profitability.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three and nine months ended September 30, 2014 from those disclosed in our 2013 Form 10-K.

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

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of our customer relationships which is generally nine years. In estimating the expected customer relationship period, we looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Our customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, our renewal history with our customers has been, and remains, at very high rates. As a result, we believe that our customers will renew numerous times during their tenure with us.  Consequently, we believe we will have a very low annual attrition rate. After considering these factors, we determined that a nine year estimated customer life was appropriate as of September 30, 2014.

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

Accounts receivable — We generally invoice our customers on an annual or quarterly basis.  Accounts receivable represents amounts due from our customers for which revenue has been recognized.  A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on age of the receivable, history of payments and other relevant information.  At each of September 30, 2014 and December 31, 2013, we have recorded a provision for doubtful accounts of $100 thousand.  We also provide gross accounts receivable which consists of all billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at September 30, 2014, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivables, net	$17,875	(16,190)	1,685

Deferred revenue — current	47,841	(16,190)	31,651
Deferred revenue — less current portion	11,584	—	11,584
Total deferred revenue	$59,425	(16,190)	43,235

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

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative and legal personnel, professional fees, other corporate expenses and costs such as office space and utilities. We have also included in general and administrative expense, all corporate bonus plans, all office rental expense and all share based compensation.

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

Results of Operations for the three months ended September 30, 2014 and 2013

Total Revenues

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Revenues	21,423	17,235	4,188	24%

The growth in total revenues of $4.2 million or 24% for the third quarter of 2014 when compared with the third quarter of 2013 is primarily the result of the increase in new users, as well as our retention of existing customers.  Our customer retention rate continues to exceed 95% for the trailing twelve months ended September 30, 2014. We have continued to add users each quarter since inception.  At September 30, 2014, the total number of users was 87,782 compared with 72,632 at December 31, 2013, and 68,448 at September 30, 2013. North America, EMEA (Europe, Middle East and Africa) and Asia/Pacific accounted for 59%, 22%, and 19%, respectively, of the dollar value of new subscriptions added in the third quarter. Upgrades from existing customers represented 31% and 58% of new sales for the three months ended September 30, 2014 and 2013, respectively.

We recognize subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the majority of the impact of growth in new user subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Cost of revenues (1)	4,133	3,244	889	27%
% of Revenues	19%	19%

(1) Excluding depreciation and amortization

Cost of revenues is comprised of account management, customer support and information technology (“IT”) services.  The increase in costs of revenues is predominantly due to the increase in headcount in IT services in support of our larger client base.  Worldwide employee salaries and incentive pay increased by $0.4 million, consisting of $0.3 million in IT services and $0.1 million in customer support.  Costs relating to hosting increased by $0.2 million due to the increase in capacity of our existing centers along with the addition of a hosting center in Germany.  Additional increases to cost of revenues include IT expenses of $0.2 million and miscellaneous expenses of $0.1 million.

Cost of revenues increased at a consistent rate with revenue, resulting in a gross profit margin of 81% for the three months ended September 2014, and 2013, respectively.

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Selling and Marketing	2,726	2,473	253	10%
% of Revenues	13%	14%

Selling and marketing expenses consist of $1.2 million of selling expense and $1.5 million of marketing expense. Selling expenses in the third quarter of 2014 were lower than the comparable quarter of 2013 by $0.3 million, primarily due to the decrease in sales commissions as a result of lower revenue growth.  Marketing expenses increased $0.6 million in the third quarter of 2014 compared to the third quarter of 2013.

The increase in marketing expenses of $0.6 million represents primarily U.S. based activity.  We have increased our marketing initiatives, including sponsorships of conferences advertising and content with leading organizations.

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
General and Administrative	6,437	5,371	1,066	20%
% of Revenues	30%	31%

The increase in general and administrative expenses of $1.1 million in relation to the third quarter of 2013 is comprised of $0.4 million in the U.S., $0.2 million in the U.K., $0.4 million in New Zealand and $0.1 million in Australia.  The U.S. increase consists of $0.7 million relating to employee share based compensation, $0.2 million relating to accounting fees, $0.1 million increase in contractor fees, $0.1 million in increase in interest and penalties, $0.1 million increase in insurance cost.  These increases were offset by a $0.2 million decrease in legal fees, a $0.2 million decrease relating to costs associated with an Enterprise Resource Planning (ERP) implementation and other consultant matters, a $0.1 million decrease in salaries, a $0.1 million decrease in recruiting costs, a $0.1 million decrease in rent expense due to sub-leasing certain office space and a $0.1 million decrease in the spend on bandwidth for our internal servers.

The increase in the U.K of $0.2 million, $0.4 million in New Zealand and $0.1 million in Australia are primarily related to the implementation of a 2014 Corporate Bonus Plan for executives and employees and various other miscellaneous costs.

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Research and development	2,486	1,209	1,277	106%
% of Revenues	12%	7%

The increase in research and development expenses is primarily due to increased staffing.  In the third quarter of 2014, we had an additional 28 people in research and development when compared to the third quarter of 2013.  Of these 28 people, 24 were added in the U.S. due to the opening of our Charlotte, North Carolina development center in June 2014 and the remaining 4 people were additions to the New Zealand team. We maintain a small research and development department at our New York headquarters.  Worldwide labor costs in the third quarter of 2014 were $1.1 million higher than the third quarter of 2013.  The remaining increase relates to $0.4 million for recruiting fees, offset by a decrease in outside contractor fees of $0.2 million. We expect to further increase our investment in research and development over the remainder of 2014.

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	765	515	250	49%
% of Revenues	4%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Investigations and restatement	—	939	(939)	-100%
% of Revenues	—	5%

For the three months ended September 30, 2014, there were no further costs related to the restatement of our historical financial statements compared to costs of $757 thousand for the three month period ended September 30, 2013. The majority of the costs relating to the restatement of our historical financial statements occurred during 2013 and the restatement was completed in May 2014. These costs included re-audits of our financial statements for the years ended 2012, 2011 and 2010. During the three months ended September 30, 2013, we incurred costs of $182 thousand related to the Audit Committee investigation.

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Interest expense, net	59	(24)	83	347%
% of Revenues	—	—

Interest expense, net, includes interest expense on capital lease obligations offset by interest on our cash and cash equivalents and short-term investments which are interest-bearing.

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Foreign exchange gain (loss)	(126)	32	(158)	494%
% of Revenues	—	—

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.

Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.  The net gain or loss is an accumulation of the effects of the foregoing transactions.  The loss in the third quarter of 2014 is due to the strengthening of the U.S. dollar against the GBP which resulted in losses on the settlement of intercompany receivables and on cash held in GBP. During the three months ended September 30, 2014 and 2013, we did not engage in any foreign currency hedging activities.

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Income tax expense	2,107	1,339	768	57%
Effective tax rate	44%	38%

Our income tax provision for the three months ended September 30, 2014 and 2013 was 44% and 38%, respectively, and reflects the effective tax rate expected to be applicable for the full year, adjusted for an increase in discrete events that are recorded in the period in which they occurred. The Company’s effective tax rate for the three months ended September 30, 2014 and 2013, differs from the federal statutory rate primarily due to changes in state pretax income as well as local tax.

Results of Operations for the Nine months Ended September 30, 2014 and 2013

Total Revenues

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Revenues	60,893	46,573	14,320	31%

The growth in total revenues of $14.3 million or 31% for the nine months of 2014 when compared with the first nine months of 2013 is primarily the result of the increase in new users, as well as our customer retention rate.  Our customer retention rate continues to exceed 95% for the trailing twelve months ended September 30, 2014.  At September 30, 2014, the total number of users was 87,782 compared with 72,632 at December 31, 2013, and 68,448 at September 30, 2013. North America, EMEA (Europe, Middle East and Africa) and Asia/Pacific accounted for 59%, 21%, and 20%, respectively, of the dollar value of new subscriptions added during the first nine months of 2014. Upgrades from existing customers represented 46% and 47% of new sales for the nine months ended September 30, 2014 and 2013, respectively.

We recognize subscription revenue ratably over the contract period, which is generally twelve months.  Accordingly, the majority of the impact of the growth in new user subscription agreements will be recognized over the next twelve months.

Cost of Revenues and Operating Expenses

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Cost of revenues (1)	11,827	9,017	2,810	31%
% of Revenues	19%	19%

(1) Excluding depreciation and amortization

Cost of revenues is comprised of account management, customer support and information technology (“IT”) services.  The increase in costs of revenues is predominantly due to the increase in headcount in IT services in support of our larger client base.

Worldwide employee salaries and incentive pay increased by $1.5 million, consisting of $0.3 million in account management, $0.2 million in customer support and $1 million in IT services.  Hosting costs increased by $0.2 million due to the increase in capacity of our existing centers along with the addition of a hosting center in Germany.  Additional increases to cost of revenues include maintenance cost of $0.3 million, recruiting fees of $0.1 million, travel related expenses of $0.3 million, audit fees of $0.1 and other IT costs of $0.3 million.

Cost of revenues increased at a consistent rate with revenue, resulting in a gross profit margin of 81% for the nine months ended September 2014, and 2013, respectively.

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Selling and Marketing	8,084	7,089	995	14%
% of Revenues	13%	15%

Selling and marketing expenses consist of $3.7 million of selling expense and $4.3 million of marketing expense. Selling expenses in the first nine months of 2014 were lower than the comparable period in 2013 by $0.9 million, primarily due to the decrease in sales commissions as a result of lower revenue growth.  Marketing expenses increased $1.9 million in the first nine months of 2014 compared to the nine months of 2013.

The increase in marketing expenses of $1.9 million consists of $1.5 million in the U.S., $0.2 million in the U.K. and $0.2 million in Australia.  We have significantly increased our marketing initiatives including trade show activity and increased headcount in both the U.S. and the U.K.  We expect to further increase our marketing expenditures during the remainder of 2014.

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
General and Administrative	21,086	13,664	7,422	54%
% of Revenues	35%	29%

The increase in general and administrative expenses of $7.5 million during the first nine months of 2014 is comprised of $5.9 million increase in the U.S., $0.5 million in the U.K., $0.9 million in New Zealand and $0.2 million in Australia over the comparable period in 2013.  The U.S. increase consists of $3.7 million relating to salaries (inclusive of bonuses). Other increases include occupancy costs of $0.3 million, insurance costs of $0.2 million; outside consultants of $0.8 million; state and local accrued tax expense of $0.3 million, Directors’ fees and expenses of $0.2 million due to the increase in our Board of Directors compensation, $0.8 million for accounting and auditing fees, $0.4 million for software license, a $0.6 million increase in employee stock based compensation, a decrease of $0.8 million for legal fees, a decrease of $0.2 million for recruiting fees and a $0.4  million decrease of costs associated with the implementation of a new ERP system.

The increase in the UK of $0.5 million, $0.9 in New Zealand and $0.1 million in Australia relate to the implementation of a 2014 Corporate Bonus Plan for executives and employees and various other miscellaneous costs.

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Research and development	5,259	3,088	2,171	70%
% of Revenues	9%	7%

The increase in research and development expenses is primarily due to increased staffing.  In the first nine months of 2014, we had an additional 41 people in research and development when compared to the first nine months of 2013. Of these 41 people, 24 were added in the U.S. due to the opening of our Charlotte, North Carolina Development Center, 12 were added to our New Zealand team and the remaining 5 were additions to our New York Team.

Worldwide labor costs in the first nine months of 2014 were $1.9 million higher than the first nine months of 2013. The remaining increase related to $0.3 million of recruiting costs. We expect to further increase our investment in research and development over the remainder of 2014.

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	1,953	1,130	823	73%
% of Revenues	3%	2%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software.

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Investigations and restatement	916	3,282	(2,366)	-72%
% of Revenues	2%	7%

For the nine months ended September 30, 2014 and 2013, we incurred costs of $916 thousand and $757 thousand, respectively, related to the restatement of our financial statements. The majority of the costs relating to the restatement of our historical financial statements occurred during 2013 and the restatement was completed in May 2014. These costs included re-audits of our financial statements for the years ended 2012, 2011 and 2010. During the nine months ended September 30, 2014 and 2013, we incurred costs of $0 and $2.5 million, respectively related to the Audit Committee investigation.

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Interest expense, net	30	(58)	88	153%
% of Revenues	—	—

Interest expense, net, includes interest expense on capital lease obligations offset by interest on our cash and cash equivalents and short-term investments which are interest-bearing.

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Foreign exchange gain (loss)	(25)	(149)	124	83%
% of Revenues	—	—

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables.  Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZ$), the British Pound (GBP) and the Australian dollar (AUD).  Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period.  The net gain or loss is an accumulation of the effects of the foregoing transactions.  The decrease in the loss during the first nine months of 2014 is due to the weakening of the U.S. dollar against the GBP which resulted in gains on the settlement of intercompany receivables and on cash held in GBP. During the nine months ended September 30, 2014 and 2013, we did not engage in any foreign currency hedging activities.

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)	% Change
	(in thousands)
Income tax expense	4,622	3,485	1,137	33%
Effective tax rate	39%	38%

Our income tax provision for the nine months ended September 30, 2014 and 2013 was 39% and 38%, respectively, and reflects the effective tax rate expected to be applicable for the full year, adjusted for an increase in discrete events that are recorded in the period in which they occurred. The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 differs from the federal statutory rate primarily due to changes in state pretax income as well as local tax.

Liquidity and Capital Resources

At September 30, 2014, our sources of liquidity consist of cash and cash equivalents of approximately $67 million. We have no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, our financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations.

On April 15, 2013, we announced that the Board of Directors approved a term sheet for an incentive compensation package to be provided to our chief executive officer in substitution for certain awards that would be cancelled, subject to stockholder approval of the terms of the substitute incentive compensation package and a new incentive plan.  On May 3, 2013, in order to effectuate the substitute incentive compensation provided for in the term sheet, we and the chief executive officer entered into a definitive Replacement Grant Agreement and certain agreed upon ancillary award agreements related thereto.  In June 2013, the substitute remuneration package was approved by our stockholders, and on December 23, 2013 we and the chief executive officer entered into an amendment to the Replacement Grant Agreement which fixed the terms of the incentive compensation package.  In addition to stock options and performance shares, the amended Replacement Grant Agreement includes a performance fixed cash award of $4.2 million, which was earned as a result of our achievement of a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014. The award is payable in three installments of $1.4 million each, with the first payment being paid in the third quarter of 2014 and the remaining two payments due March 30, 2015 and March 30, 2016

In order to minimize credit and market risk, we have invested $31 million of our cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund.  The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Nine months ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	16,101	17,062
Investing activities	8,284	(13,640)
Financing activities	(1,122)	(271)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 decreased $1 million compared with the nine months ended September 30, 2013, primarily due to a decrease in the amount of cash provided by the growth in deferred revenue compared to the prior year and increases in other non-current liabilities and income tax payable.

Net Cash Flows from Investing Activities

Cash provided by investing activities in the first nine months of 2014 increased $21.9 million over the comparable period of 2013. This increase primarily consists of proceeds from maturity of short-term investments of $12.5 million in 2014 versus purchases of short-term investments of $11 million in 2013.

Net Cash Flows from Financing Activities

Cash used in financing activities consist of payments under capital leases and software licensing obligations of $712 thousand and dividends paid on the Company’s preferred stock of $359 thousand.

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

From time to time, we use foreign currency option contracts or foreign currency forward contracts that are not designated as hedging instruments to manage exposure to fluctuations in foreign currency.  We use these instruments as economic hedges and not for speculative or trading purposes.  The fair value of the foreign currency contracts represents the amount we would receive or pay to terminate the contract at the reporting date, and is recorded in other assets or liabilities, depending on whether the net amount is a gain or loss.  During the three and nine months ended September 30, 2014 and 2013, we did not enter into any foreign currency contracts.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $67 million at September 30, 2014.  This amount was invested primarily in money market funds and government securities. The cash and cash equivalents are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

In connection with the preparation of this Form 10-Q, we evaluated, as of September 30, 2014, under the supervision of and with participation from our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in the 2013 Form 10-K, which material weaknesses have not been fully remediated as of September 30, 2014, our disclosure controls and procedures were not effective as of September 30, 2014.

(b)         Changes in Internal Controls.

As disclosed in Item 9A of the 2013 Form 10-K, we determined that as of December 31, 2013, we had material weaknesses in internal controls over financial reporting and that we are committed to improving our overall control environment and financial reporting processes.

Our remediation efforts are ongoing and have not been completed.  During the second quarter of 2014, we hired a new Assistant Controller with significant financial reporting experience as well as engaged PricewaterhouseCoopers to assist in the accounting and related disclosure requirements for income taxes.  We are also in the process of implementing an enterprise wide reporting system for managing our customer information, revenue, accounting and reporting processes. For further information about our planned remedial measures, please see Item 9A “Controls and Procedures” included in the 2013 Form 10-K.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2014, the Company issued 24 thousand restricted stock shares under the 2013 Plan to five directors in respect of service during the second quarter of 2014, based on the volume weighted average trading price of the Company’s common stock on its primary trading market for the twenty trading days immediately prior to such date. The issuance of these shares of restricted stock were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation D due to the status of the individuals as our directors.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Mine Safety Disclosures.  Not applicable.

Item 5.   Other Information.  Not applicable.

Item 6. Exhibits.

Exhibit Numbers	Exhibits

10.1	Employment Agreement, by and between Diligent Board Member Services, Inc. and Greg B. Petersen dated as of September 15, 2014

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.INS	XBRL Instance Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT BOARD MEMBER SERVICES, INC.

Dated:	November 6, 2014	By:	/s/ Alessandro Sodi
Alessandro Sodi, Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2014	By:	/s/ Alexander Sanchez
Alexander Sanchez, Interim Chief Financial Officer
(Principal Financial Officer)