Form 10-K
period 2014-12-31
Diligent Board Member Services, Inc.
filed 2015-03-16
CIK 1433269

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Address of Principal Executive Offices) (Zip Code)

(212) 741-8181
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NZX Main Board

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K.

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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common equity held by non-affiliates as of the last business day of the registrant's second fiscal quarter, computed by reference to the last sales price as reported by NZX on June 30, 2014 of NZD 3.85 (US$3.37) per share, was US$252.3 million.

         The number of shares of the registrant's common stock outstanding as of March 10, 2015 was 86,915,514.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III of this 10-K.

FORWARD-LOOKING STATEMENTS

        This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as "expect," "believe," "continue," and "intend," as well as similar comments, are forward-looking in nature. There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Annual Report. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

  •
  As of December 31, 2013 we identified multiple material weaknesses in our internal control over financial reporting and concluded that our disclosure controls were not effective; while we have implemented certain remedial measures during the 2014 fiscal year, certain material weaknesses in our internal control over financial reporting and our disclosure controls continue to persist as of December 31, 2014; we must address the material weaknesses in our internal control over financial reporting and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;

  •
  If our security measures are breached and unauthorized access is obtained to a client's data or our data or our IT systems, our services may be perceived as not being secure, clients may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities;

  •
  The anticipated launch of our DiligentTeams offering will require significant investment, may not occur in the timeframe we expect, and may not meet with commercial success;

  •
  If we do not successfully develop or introduce new product offerings, or enhancements to our existing Diligent Boardbooks offering, or keep pace with technological changes that impact the use of our product offerings, we may lose existing customers or fail to attract new customers;

  •
  Our sales to clients outside the United States and other English-speaking areas of the world are critical to our continued growth and our product may not attain widespread acceptance internationally, which could harm our future growth prospects;

  •
  We are exposed to risks inherent in international sales, which will increase if we are successful in increasing our international sales;

  •
  Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our application suite and harm our business;

  •
  Interruptions or delays in service from any one of our data center hosting facilities could impair the delivery of our services and harm our business;

  •
  We are subject to the NZX Listing Rules and compliance with securities and financial reporting laws and regulations in the U.S. and New Zealand and face higher costs and compliance risks than a typical U.S. public company due to the need to comply with these dual regulatory regimes and as previously disclosed, we have failed to comply with certain of these requirements in the past, and could face potential regulatory actions and/or contingent liabilities as a result of past or any future violations;

  •
  Our business is highly competitive and we face the risk of declining customers renewals or upgrades; and

  •
  We may fail to manage our growth effectively.

        These risks are described throughout this Annual Report, which you should read carefully. In particular, we refer you to read the "Risk Factors" section in Item 1A of this Annual Report for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report should be considered in the context of these risk factors. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by U.S. federal securities laws or the NZX Listing Rules.

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

GENERAL INFORMATION

History

        We are a Delaware corporation that was incorporated on September 27, 2007. On October 1, 2007, our accounting predecessor entity and sole stockholder at that time, Services Share Holding, LLC (previously known as Diligent Board Member Services, LLC and referred to in this document as "SSH LLC"), contributed substantially all of its assets and its Diligent Boardbooks®(1) business to Diligent Board Member Services, Inc. SSH LLC was founded in 1994 and developed complex database-driven software for large and small companies until 2003, when it shifted its focus to corporate governance service delivery software.

Company Overview

        We develop and sell a software application called Diligent Boardbooks. We deliver Diligent Boardbooks as a service via all major browsers and on certain major mobile device operating systems, including the iPad and Windows-supported tablets. Our Diligent Boardbooks secure board portal speeds and simplifies how meeting materials are produced, delivered and reviewed. The service provides directors and management with immediate access to time sensitive and confidential information online and offline, along with the tools to review, discuss and vote. Work flow features get board materials out more efficiently and serves to free up internal administration and IT resources, using the Diligent Boardbooks portal, corporate executives can streamline board communications and discussions, helping to improve the quality of leadership decisions. Each of our clients enters into a service agreement whereby we agree to provide and support the Diligent Boardbooks service. Diligent provides clients with subscription-based access to its software and also provides associated services including securely hosting the clients' data, as well as providing customer service and support for the application.

        The Diligent Boardbooks product features an on-screen interface that looks and works like a book and displays documents in single pages, from a secure central database. The software can be accessed via either the iPad or Windows apps, the OneClick client or by using a personal computer browser, and lets directors swipe or click to navigate easily throughout the entire virtual book.

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

(1)
Diligent Boardbooks is a registered trademark of Diligent Board Member Services, Inc.

        The first phase of our business focus was developing and testing the Diligent Boardbooks system, building a loyal core customer base for the product, and promoting product awareness through exposure in print media. During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fit this role alongside their other responsibilities. By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Diligent Boardbooks product. By 2009 we entered the customer acquisition phase of our business and in 2010 saw the introduction of the Diligent Boardbooks iPad app sharply accelerate demand. By 2013 we saw adoption across a number of new markets, and benefited from continued referrals and growth from our existing client base. In 2014 we began developing a new SaaS collaboration solution called DiligentTeams.

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

  •
  Scale (2012 and forward).  During 2014, Diligent continued to see the start of global scaling of its Diligent Boardbooks product with clients in over 45 countries. Total revenues per year increased from $39.1 million in 2012 to $64.8 million in 2013 to $83.1 million in 2014.

New Zealand Offering

        On December 12, 2007, we completed an offshore offering of 24,000,000 common shares to members of the public in conjunction with a listing of our stock on the NZX Main Board. The net proceeds of the offering were approximately $16.4 million, which we used to recruit additional staff to grow our business, including more sales people in North America, Europe and the Pacific Rim; invest in the operational infrastructure required to scale the business; provide working capital to sustain the operations of the business while we further built our revenue streams; and retire certain debt obligations incurred by SSH LLC in connection with the development of the Diligent Boardbooks business.

        Our common stock is listed on the NZX Main Board and trades under the symbol "DIL."

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

        DBMS NZ primarily provides research and development services for the Company, as well as customer support and account management. DBL provides European sales, marketing, account management, customer support and IT support. APAC provides Asia-Pacific sales and marketing services. DBA began operations in 2012 and provides sales and marketing in Australia and New Zealand. In December 2012, the Company formed Diligent APAC Limited in Hong Kong, which has had no operations to date. On February 4, 2014, the Company formed Diligent Boardbooks GmbH, which holds the Company's German data hosting operations. The Company has no domestic subsidiaries.

Market Opportunity

        The digital board portal industry can be described as a two tier market consisting of both mature and emerging markets. The U.S., Canada, U.K. and Australia markets have higher awareness and adoption rates, with growth now starting to take hold in a number of new board portal markets in all major regions of the world. Financial information regarding our revenue, by geographic location of the customer, and long-lived assets located outside the Americas is included in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

        In addition to the financial services sector, Diligent has expanded into numerous other sectors as well, including banking, insurance, utilities, oil and gas, retail, consumer products, manufacturing, construction, telecommunications, health care, universities, not-for-profits and government in the Americas (U.S., Canada, Latin America and the Caribbean), EMEA (Europe, Middle East and Africa) and the Asia Pacific region. While the newer geographic regions are showing strong growth, North America still remains our largest market, with over 30% of Fortune 1000 companies using the Diligent Boardbooks portal.

        In 2014, Diligent achieved revenue of $83.1 million, a year-to-year increase of 28.2%. We believe the Company's ability to continue to significantly grow its recurring revenue each quarter confirms that its SaaS business model is strongly positioned for the future.

        We further believe the drivers behind Diligent's significant sales growth include:

  •
  Greater brand recognition of the Diligent Boardbooks product;

  •
  A highly-focused and knowledgeable sales force;

  •
  Shorter sales cycle driven by the increasing awareness of board portals and Diligent's category leadership position;

  •
  Ongoing product innovation including the Apple iPad version of Diligent Boardbooks, upgraded to iPad 1.9.5 as of December 2014;

  •
  High customer confidence in, and satisfaction with, the product; supporting a trend where existing clients continue to add new users and provide new client referrals. The Company's client revenue retention rate in 2014 continued to exceed 95%; and

  •
  Untapped and developing opportunities in international markets.

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

        Ease of Use.    The Diligent Boardbooks portal looks and works just like a book—making it incredibly intuitive and easy to use. Directors can click or swipe single pages, or navigate off the agenda. This "ease of use" has been one of the many key elements to the Diligent Boardbooks portal popularity among executives who have little time to learn a new system.

        Flexible Online and Offline Viewing.    Diligent Boardbooks may be viewed online or offline via Internet or Wi-Fi on the user's tablet or computer. The offline version of the Diligent Boardbooks application allows a user to download a secure encrypted database of their own corporation's entire Diligent Boardbooks database. This allows meetings to be run off-site without an Internet connection. The same book-like interface is used to view offline as well as online. This system is secured through high-level security and encryption technology.

        Additionally, when paper copies are requested, Diligent Boardbooks has a "Print Book" feature that allows directors to print the entire collated boardbook complete with page numbers, agenda-related footers and more. This feature is controlled by the user, allowing a page, a tab or a whole book to be printed. This is a password-specific functionality controlled by the users.

        Offline Synchronization.    The main distinction between the Diligent Boardbooks portal and some competing systems is that Diligent Boardbooks maintains a single copy and does not download information that has already been downloaded, making synchronization an efficient and rapid process. Accordingly, there is no risk of having multiple copies or outdated documents remaining on devices or personal computers.

        Regular Upgrades.    The Diligent Boardbooks software is regularly updated by our software development team. Updates are applied automatically and users receive the benefit of enhanced functionality without the inconvenience of software reinstallation.

        Application Security.    We designed a powerful and secure network to promote protection and availability of client data. Primaries, secondaries and fail-over servers and systems are located in geographically diverse locations for application and data delivery security. An automated intrusion detection system blocks malicious activity and reverse proxy authentication provides another barrier of protection for sensitive data. Each individual Diligent Boardbooks user has a distinct user name and password that is required to access the Diligent Boardbooks site. All data is encrypted, both in transit and at rest.

        We have been SSAE 16/ ISAE 3402 Type 2 (SOC 1) or SAS 70—Series II Audited (Statement on Auditing Standards—Service Organizations) audited for nine consecutive years. In 2014, we obtained our ISO27001 certification for the security of our product software.

        Global Support.    We serve the highest level officers and directors of some of the largest companies in the world. To assist with completely meeting the expectations of these individuals and their key employees, we have staff in eleven countries. Our support team is trained to work with its high-level clients to solve any problem a user might encounter.

        Full Management and Implementation Team.    We provide personalized and high quality account management and implementation to our clients. Each client has a dedicated team including an assigned day-to-day account manager and security engineer and executive resources.

        Rapid, Cost Effective Deployment.    The Diligent Boardbooks solution can be rapidly deployed for use within an organization. Once a company chooses to use the Diligent Boardbooks system, it can begin to realize the benefits almost immediately. Director training typically takes less than 45 minutes and full product administration training less than 10 hours. We consider this a very important distinguishing factor relative to key competitors whose systems can take considerably longer to implement.

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

  •
  The success of on-demand services in the consumer market (e.g., Google, iTunes and YouTube) has made accessing content and services commonplace in professionals' personal lives. Professionals are now demanding similar features in business software; and

  •
  The success of early leaders such as salesforce.com has demonstrated the viability and value proposition of the SaaS model.

  •
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

        We believe the Company has built a team with deep experience in business-to-business, technology and governance marketing and sales. We believe we have taken a prominent position in key channels to build awareness with target audiences. We have built strategic relationships and invested in the preeminent groups and communities serving board members and their administrative teams in a number of regions. We have committed to provide an educational series on the latest developments in technology in the boardroom and best practices in how organizations are using board portals through white papers and at conferences, webinars and invitation-only events, as well as through private one-on-one information sessions provided by our sales force. Lastly, we are working closely with clients to highlight their success in using the Diligent Boardbooks board portal to improve governance and board communications.

Intellectual Property

        We have protected our unique graphical user interface by copyright. We have registered our "Diligent Boardbooks" and "Diligent" trademarks and will continue to take steps to protect our intellectual property.

        All software developed by us is protected by copyright. Employees and contractors have no rights to the application source code, design, user interface or any other aspect of the application, which is protected by copyright and provisions in our employment contracts.

        Clients have no rights, other than the right to access the application in object code form, and generally have no visibility of the source code. We make occasional exceptions to allow clients to perform due diligence security audits, which are protected by non-disclosure/non-use agreements. Client rights to the application are defined and protected by the client service agreement with us.

Customers and Certain Contracts

        We serve major corporations and a variety of private firms, non-profits and government agencies globally and across multiple industry sectors. While confidentiality arrangements limit Diligent from disclosing its client base, those who have permitted disclosure include Air New Zealand, Bombardier, Centennial Coal, First Rand Bank, Gwinnett Medical Center, Goodman Property, Heineken, International Personal Finance, Kingfisher, NZ Rugby Union, Sydney Airport, Randstad Holding and Rio Tinto. We have implemented Diligent Boardbooks for over 3,000 clients and 92,000 users, with 33% of the Fortune 1000 companies and 38% of the U.K. FTSE 100 companies using our board portal.

Research and Development

        Our research and development efforts are now focused on improving and enhancing our Diligent Boardbooks system as well as developing the DiligentTeams product. Research and development costs were $9.0 million, $4.5 million and $2.3 million for the years 2014, 2013 and 2012, respectively.

Competition

        We are subject to significant competition that could increase the price pressure on our service, and impact our ability to gain market share and win business. We face strong competition from a wide variety of firms, both large and small, including the following:

  •
  Thomson Reuters, headquartered in New York, which provides a board portal service through a product called BoardLink as part of its Accelus governance, risk and compliance solutions

  •
  BoardVantage, Inc., located in California, which provides a product called Director;

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

Regulation

        Our business is not subject to any industry-specific regulation that affects our business as currently conducted, although we are subject to general tax, corporate, securities, employment, privacy and other laws and regulations that affect businesses generally. We are subject to the NZX Listing Rules, New Zealand securities laws and United States securities laws, New Zealand financial reporting and audit laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance. See Item 1A "Risk Factors" regarding risks associated with our past non-compliance.

Environmental Matters

        We do not believe that the costs and effects of compliance with environmental laws will be material to our business.

Employees

        As of December 31, 2014, we had 264 full-time employees. Of these, the majority are located in our New York offices. The remaining employees are located in our Christchurch, New Zealand office, which provides software and help desk support and software development of the Diligent Boardbooks product, our administrative office in Wayne, New Jersey, our development center in Charlotte, North Carolina, and in our international sales offices. We have sales offices in London, the Netherlands, Germany, France, Sydney, Hong Kong, Singapore, Sao Paulo, and Montreal.

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

We have concluded that as of December 31, 2014, our disclosure controls were not effective and we identified material weaknesses in our internal control over financial reporting. Our adoption of remedial measures to improve our internal controls will cause us to incur additional costs in future periods. Any failure in our remediation efforts could have a material adverse effect on our ability to file required reports with the SEC, NZX or the New Zealand Registrar of Companies and report our financial results timely and accurately.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, filed with the SEC on May 20, 2014, we disclosed multiple material weaknesses in internal control over financial reporting. As described in the "Controls and Procedures" section in Item 9A of this Annual Report, the Company has adopted remedial measures intended to address the material weaknesses described in our prior filings. However, management has determined that material weaknesses relating to our accounting and financial reporting control environment, ineffective control activities relating to the use of spreadsheets, and design and effectiveness of controls related to income and other taxes still existed as of December 31, 2014 because the remedial measures have not been fully implemented and tested as of such date. In addition, management determined that our disclosure controls were ineffective as of December 31, 2014 due to the existence of these material weaknesses.

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

        We plan to continue our implementation of remedial measures designed to address the material weaknesses identified. If we do not successfully improve our internal controls, and remediate the material weaknesses identified in management's evaluations, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be negatively impacted, and we may be subject to litigation and regulatory actions. In addition, even if we are successful in improving our internal controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC, the NZX or the New Zealand Registrar of Companies. While management evaluates the effectiveness of our internal control over financial reporting on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.

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

The anticipated launch of our DiligentTeams offering will require significant investment, may not occur in the timeframe we expect, and may not meet with commercial success.

        In February 2015 we announced that we plan to introduce a new SaaS collaboration solution called DiligentTeams during the third quarter of 2015. During 2014, research and development costs increased 100% when compared to 2013, primarily due to increased staffing. In 2014, we more than doubled our research and development headcount, partially due to our exploratory work on the design of the DiligentTeams product. In 2015 we plan to increase our investment in research and development but we expect to begin capitalizing labor costs that are directly attributable to the development of the new product. Our DiligentTeams product does not yet have beta users. There can be significant time lags and unexpected development costs incurred between initial beta releases and the commercial availability of new products. Our DiligentTeams product may not be introduced on our expected timetable, or meet with commercial success. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:

  •
  product quality, including the possibility of software defects;

  •
  delays in releasing new products;

  •
  customer confusion and extended evaluation and negotiation time;

  •
  the fit of the new products and features with the customer's needs;

  •
  the successful adaptation of third-party technology into our products;

  •
  educating our sales, marketing and consulting personnel to work with new products and features;

  •
  competition from earlier and more established entrants;

  •
  market acceptance of initial product releases;

  •
  marketing effectiveness, including challenges in distribution;

  •
  higher than expected research and development costs;

  •
  the accuracy of assumptions about the nature of customer demand.

If we are unable to successfully introduce, market, and sell our DiligentTeams product in a timely and cost-effective manner, and properly position and/or price our products, our business, results of operations, or financial position could be materially impacted.

If we do not successfully develop or introduce new product offerings, or enhancements to our existing Diligent Boardbooks offerings, or keep pace with technological changes that impact the use of our product offerings, we may lose existing customers or fail to attract new customers and our financial performance and revenue growth may suffer.

        In order to remain competitive, we must continually modify and enhance our Diligent Boardbooks product offering to keep pace with changes in hardware and software platforms, database technology and other items. Uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, browsers and other internet-related applications, could impact our ability to keep pace with changes and could harm acceptance of our product offering.

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

Our sales to clients outside the United States and other English-speaking areas of the world are critical to our continued growth. Our product may not attain widespread acceptance internationally, which could harm our future growth prospects. We are currently exposed to risks inherent in international sales and these risks will increase if we are successful in increasing our international sales.

        We anticipate that sales growth in our Diligent Boardbooks product offering will be subject to slower growth in the U.S. as the market for our product matures and sales remain subject to intense competition. Accordingly, our future growth will depend in large part on international acceptance of our Diligent Boardbooks product offering, as well as in our ability to sell additional features and services related to our existing offering, and our ability to develop and successfully introduce new products.

        We have encountered challenges selling Diligent Boardbooks internationally, including difficulties due to language barriers, different regulatory regimes, unfamiliarity in jurisdictions where board portals have not yet seen significant adoption, and concerns related to the security of hosted solutions in general.

        We currently sell our products and services throughout the world. For example, revenues from clients outside the Americas represented approximately 29% of our total revenues for the year ended December 31, 2014, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to clients outside the United States include:

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

        In addition, the requirements imposed by data privacy laws and regulations in one jurisdiction can conflict with laws, and the demands of regulators and other governmental authorities, in other jurisdictions. For example, U.S. authorities can demand access to data that is accessible to or controlled or collected by us because we are located in the U.S., pursuant to the Foreign Intelligence Surveillance Act (FISA), Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, and other similar laws and regulations, including data collected or controlled by affiliates located outside of the U.S. If any of this data includes personal data and/or confidential information, it is possible that any such disclosure could cause us to breach data protection and privacy laws and regulations in one or more member states of the European Union or other jurisdictions.

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

        We currently serve our clients from multiple data center hosting facilities located in the United States, Canada, and in Germany. Any damage to, or failure of, one or more of these facilities or systems generally could impair the delivery of our services. Interruptions or delays in our services may reduce our revenue, cause us to issue credits or pay penalties, cause clients to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new clients. Our business will also be harmed if our clients and potential clients believe our services are unreliable.

        As part of our current disaster recovery arrangements, our production environment and all of our clients' data is currently backed up and/or replicated in near real-time in a facility located in the United States and/or Canada. Companies and products added through acquisition may be temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in the need to replace facilities and related expenses. Even with the disaster recovery arrangements, our services could be interrupted. Our data center facility providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facility providers or if in the future we add additional data center facility providers, we may experience additional costs in connection with the transfer to, or the addition of, new data center facilities.

        As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our clients' data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services.

We are subject to U.S. securities laws as a SEC registered company and New Zealand securities and financial reporting laws as a listed company in New Zealand, and these dual regimes increase both our costs and the risk of noncompliance. As previously disclosed, we have failed to comply with certain of these requirements in the past, and could face potential regulatory actions and/or contingent liabilities as a result of past or any future violations.

        As a public company, we incur significant legal, accounting and other expenses associated with compliance with applicable laws, rules, regulations and listing requirements. From a New Zealand perspective, these include the NZX Listing Rules, the Securities Act of 1978, the Financial Markets Conduct Act 2013 and the Financial Reporting Act of 2013. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules subsequently implemented by the SEC and the FMA (NZ), have imposed a variety of compliance requirements on public companies, including requiring changes in corporate governance practices. In addition, the SEC, the U.S. Congress and the New Zealand Parliament may continue to increase the scope of applicable disclosure and corporate governance-related rules. Our management and other personnel may need to devote a substantial amount of time to the compliance requirements associated with being an SEC registered company and a New Zealand-listed company. Moreover, requirements imposed by these laws, rules and regulations have increased and may continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices.

        In 2012 and 2013, a Special Committee of the Company's Board of Directors investigated stock issuances and stock option grants under the Company's stock option and incentive plans, and also reviewed the Company's compliance with applicable regulations since listing on the NZX Main Board in 2007, including U.S. and New Zealand securities regulations and the NZX Listing Rules. The Special Committee identified a number of instances where it appears that the Company was not, or may not have been, in compliance with its New Zealand regulatory obligations. In addition, it was noted that the Company had not registered shares authorized for grant under its stock incentive plans pursuant to the Securities Act of 1933. The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of the Company in a period of financial difficulty in the years following its listing on the NZX Main Board and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements.

        On March 12, 2013, the Board unanimously adopted remedial actions in response to the findings and recommendations of the Special Committee. The Special Committee investigation and findings and remedial measures adopted by our Board of Directors are described in the "Controls and Procedures" section of our 2013 Form 10-K. The "Controls and Procedures" section of this Annual Report describes the current status of our remedial activities.

        We entered into a settlement agreement, dated August 30, 2013, New Zealand time, with the NZX Limited in respect of past breaches of the NZX Listing Rules. In connection with this settlement, the NZ Markets Disciplinary Tribunal issued a public censure and imposed a fine of NZ $15 thousand plus certain expenses. In September 2014 the NZ Markets Disciplinary Tribunal approved an additional settlement reached by the Company and the New Zealand Stock Exchange regarding breaches of the NZSX listing rules by the Company relating to the delayed delivery of the annual and half year report. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $100 thousand ($79 thousand USD) as a penalty to the NZX Discipline Fund and NZ $4 thousand ($3 thousand USD) towards the cost of NZXR, these amounts have been paid as of December 31, 2014.

        The action by the NZX Limited and NZ Markets Disciplinary Tribunal does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, we may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require our management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements or other penalties.

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

        We could be an "emerging growth company" for up to five years from the effective date of our Registration Statement on Form S-8 (July 23, 2014), or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are subject to New Zealand financial reporting and audit requirements as an entity listed on a New Zealand licensed market. Our accounts must therefore comply with the Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011.

        The Directors of the Company are responsible for preparing and arranging for its financial statements to be audited in accordance with the Financial Reporting Act of 1993 and the Auditor Regulation Act of 2011 (NZ). For fiscal years ending December 31, 2015 and beyond, the Company will need to prepare financial statements in compliance with the requirements of the Financial Markets Conduct Act of 2013 which has replaced the Financial Reporting Act of 1993.

        These Acts require us to engage a registered audit firm or licensed auditor to audit our financial statements. Further, the NZX Rules require that our financial statements meet these requirements. Given that the Company prepares its accounts in accordance with U.S. GAAP, it is not aware of a New Zealand based and registered audit firm with the requisite expertise to audit its financial statements. Consequently, in order to engage the Company's current US independent registered public accounting firm, Deloitte & Touche LLP, in respect of the audit of the financial statements in connection with this Annual Report, the Company sought and obtained exemptions from the Financial Reporting Act. The exemption notices obtained and being relied upon by the Company are the Financial Reporting Act (Diligent Board Member Services, Inc.) Exemption Notice 2014 and Securities Act (Diligent Board Member Services, Inc.) Exemption Notice 2014. The Exemption Notices are available on the Financial Markets Authority's website:

        (http://www.fma.govt.nz/laws-we-enforce/legislation/exemption-notices/current-exemption-notices/)

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

        In order to continue to develop our product offering and remain competitive in competition with well-established companies such as Thomson Reuters, NASDAQ OMX, Computershare and others, we must rely on highly specialized engineering and sales talent. These key employees represent a significant asset, and the competition for these employees is intense in the software and SaaS markets. We continue to anticipate significant increases in human resources, particularly in engineering and sales resources, through 2015 to support our growth.

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

        We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2010 and 2014, our revenues increased from $7.5 million to $83.1 million. During such time, we significantly increased our sales force. We plan to expand our sales and marketing capabilities and broaden our customer support capabilities which will significantly increase our operating expenses. Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, client base, headcount and operations. We also intend to continue expanding our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. To manage our expected growth, we will have to:

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

        States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax provisions of $736 thousand, $1.5 million, and $2.1 million as of December 31, 2012, 2013 and 2014, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that we could incur additional liabilities that exceed our estimates, as we are currently under audit by New York State. Other state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

        Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

  •
  providing for a classified Board of Directors, meaning that only one-third of our Board of Directors stands for election at each annual meeting (subject to stockholder approval at our 2015 Annual Meeting, we plan to declassify our Board of Directors effective at our 2016 Annual Meeting);

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

  •
  limiting the total number of directors on our board to seven and the filling of vacancies or newly created seats on the board to our Board of Directors then in office (subject to shareholder approval at our 2015 Annual Meeting, we plan to increase the total number of directors on our board to eight); and

  •
  providing that directors may be removed by stockholders only for cause (if our Board of Directors is declassified as noted above, this provision will no longer apply).

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

        As an entity listed on the NZX Main Board, the takeover provisions of the NZX Listing Rules apply except for the compulsory acquisition provisions of listing rules 4.8 and 4.8.5. The takeover provisions are reflected in the Company's amended and restated bylaws. These provisions restrict transfers of quoted equity securities to directors and associated persons of directors and those who hold non-public material information about the Company (each, an "Insider"). In summary, transfers are restricted where they would result in an Insider controlling more than 20% or more of the votes attached to the relevant class of quoted equity securities or if 20% or more votes are controlled, an increase occurring in excess of 5% over the preceding 12 months. In order for a restricted transfer to be affected the notice and pause process described in the NZX takeover provisions of the NZX Rules must be followed. Additionally, the Company may be required to prepare an appraisal report in connection with any potential takeover by an Insider. This process may deter a change in control by an Insider and, therefore, limit the opportunity for stockholders to receive a premium for their shares of our common stock.

Our securities are not currently traded on any United States public markets other than periodic trading on the OTCBB.

        Other than periodic trading on the OTCBB, there is no public market for our shares in the United States or in any other jurisdiction other than New Zealand. The trading price of our shares on the OTCBB may not accurately reflect the price or prices at which purchasers or sellers would be willing to purchase or sell our common stock in a liquid market. We have not determined whether we will seek the quotation of our shares on any national exchange in the United States. We cannot assure that we will seek to be quoted on any national exchange in the United States or that we would meet any applicable listing requirements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Our headquarters is located at 1385 Broadway, 19th Floor, New York, NY 10018, where our primary executive, sales and administrative offices are located. We also have an ancillary administrative office located at 155 Willowbrook Boulevard, Suite 100, Wayne, NJ 07470 and an ancillary software development center located at 440 South Church Street, Suite 550, Charlotte, NC 28202. We have sales and general offices in Canada, England, Singapore, Brazil, Germany, and Australia. We also have an office at 49 Carlyle Street, Christchurch, New Zealand, where software development takes place. We lease all of these properties and do not own any real property.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On December 12, 2007, we completed an offshore offering of 24,000,000 shares of our common stock to members of the public in conjunction with our listing of our stock on the NZX Main Board. Our common stock currently trades on NZX Main Board under the symbol "DIL."

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

        The following table shows the high and low sales prices for our common stock on the NZX Main Board in New Zealand dollars.

	Price of Common Stock (NZD)
Period	High	Low
2013—1st Quarter	6.49	5.10
2013—2nd Quarter	8.20	6.20
2013—3rd Quarter	6.96	4.20
2013—4th Quarter	5.80	2.76
2014—1st Quarter	4.85	3.80
2014—2nd Quarter	4.75	3.85
2014—3rd Quarter	4.76	3.89
2014—4th Quarter	5.30	4.27

Holders

        As of March 10, 2015, there are 2,862 holders of record of our common stock.

Dividends

        We have not paid any dividends on our common stock within the past two fiscal years or during the current fiscal year.

Recent Sales of Unregistered Securities

        During the three months ended December 31, 2014, the Company did not issue any unregistered securities.

Issuer Purchases of Equity Securities

        During the three months ended December 31, 2014, the Company did not repurchase any shares of its common stock.

Stock Performance Graph

        The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended. The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended December 31, 2014, assuming an initial investment of $100 in 2007. Data for the Standard & Poor's 500 Index and the S&P Information Technology Index assume reinvestment of dividends.

        The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Form 10-K. The consolidated balance sheet data as of December 31, 2012 and 2011 and the consolidated statement of operations data for the year ended December 31, 2011 are derived from audited consolidated financial statements which are not included in this Form 10-K. The consolidated statement of operations data for the year ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010 are derived from unaudited consolidated financial statements which are not included in this Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Revenues	$83,054	$64,757	$39,127	$15,584	$7,563
Cost of revenues (excluding depreciation and amortization)	17,494	12,959	9,535	4,837	2,756

Gross profit	65,560	51,798	29,592	10,747	4,807
Operating expenses:
Selling and marketing	12,411	9,617	8,657	5,165	2,653
General and administrative	25,309	20,137	9,593	4,959	3,897
Research and development	9,016	4,497	2,276	1,533	964
Depreciation and amortization	2,784	1,645	1,187	579	473
Investigations and restatement	916	5,571	263	—	—

Total operating expenses	50,436	41,467	21,976	12,236	7,987

Operating income (loss)	15,124	10,331	7,616	(1,489)	(3,180)

Other income (expense), net:
Interest income (expense), net	(45)	(91)	97	168	233
Foreign exchange transaction gain (loss)	(75)	(236)	16	(95)	(13)

Total other income (expense), net	(120)	(327)	113	73	220

Income (loss) before provision (benefit) for income taxes	15,004	10,004	7,729	(1,416)	(2,960)
Income tax expense (benefit)	6,078	3,744	(2,924)	52	24

Net income (loss)	$8,926	$6,260	$10,653	$(1,468)	$(2,984)

Accrued preferred stock dividends	(335)	(359)	(359)	(359)	(359)

Net income (loss) attributable to common stockholders	$8,591	$5,901	$10,294	$(1,827)	$(3,343)

Earnings (loss) per share:
Basic	$0.07	$0.05	$0.09	$(0.02)	$(0.03)

Diluted	$0.07	$0.05	$0.09	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic	117,109	116,427	114,850	114,632	117,154

Diluted	121,117	121,729	119,597	114,632	117,154

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,809	$43,583	$33,311	$8,931	$3,212
Short-term investments	—	12,497	103	97	97
Total assets	100,421	78,350	47,712	15,732	5,877
Total non-current liabilities	16,071	13,872	7,504	3,254	111
Total liabilities	64,149	53,405	31,755	16,055	5,251
Redeemable preferred stock	3,000	3,261	3,233	3,205	3,177
Total stockholders' equity	33,272	21,684	12,724	(3,528)	(2,551)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with "Business" under Item 1, and the consolidated financial statements and the related notes thereto which appear elsewhere in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K.

        We develop and commercialize Diligent Boardbooks, a secure software application available online and compatible with IPad and Windows 8-1.3 supported devices. Diligent Boardbooks is one of the world's most widely used board portals, allowing board members, management and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services including securely hosting the client's data, and customer service and support for the application.

        Our goal is to help companies streamline the creation and delivery of board materials through an easy-to-use and secure online software platform. Key elements of our strategy include:

  •
  Strengthening the existing product and offering new functionality,

  •
  Further building our existing client base through geographic expansion and new client acquisition,

  •
  Deepening relationships with the existing client base, and

  •
  Minimizing client cancellations by offering superior customer service and support.

        We use the Software-as-a-Service ("SaaS") model to distribute our Diligent Boardbooks application to the market and maintain the security and integrity of our clients' data. Under this model, we offer annual renewable subscriptions for client access to our Diligent Boardbooks service which is hosted on our servers held in a secure data centers, and offer a complete suite of related services including training, support, data migration and data security/backup.

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

        On December 12, 2007 we completed an offshore offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the NZX Main Board under the symbol "DIL." As a result, we are subject to the regulation and reporting requirements imposed by the NZX. While our common stock trades on a periodic basis on the over-the counter bulletin board ("OTCBB"), there is no established public trading market for our common stock in the United States. However, because Diligent is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the United States and is subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934. We are subject to the NZX Listing Rules, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

        In February 2015, we announced that we plan to introduce a new SaaS collaboration solution called DiligentTeams during the third quarter of 2015. During 2014, research and development costs increased 100% when compared to 2013, primarily due to increased staffing. In 2014, we more than doubled our research and development headcount, partially due to our exploratory work on the design of the DiligentTeams product. In 2015 we plan to increase our investment in research and development. Our DiligentTeams product does not yet have beta users. There can be significant time lags and unexpected development costs incurred between initial beta releases and the commercial availability of new products. While we are enthusiastic about the planned launch of DiligentTeams and believe that the product will be welcomed by many of our existing clients and new clients, our DiligentTeams product may not be introduced on our expected timetable, or meet with commercial success.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). This is consistent with the requirements of the Financial Reporting Act of 1993 as applicable under the transitional provisions of the Financial Reporting Act 2013. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income and other taxes, including uncertain tax positions, and the useful lives of tangible and intangible assets. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Revenue Recognition—The Company derives its revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to its cloud-based application that are generally at least one year in length. Its arrangements do not include a general right of return and automatically renew unless the Company is notified 30 days prior to the expiration of the subscription term. The Company's subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company's service and training of its customers.

        Revenue recognition commences when all of the following conditions are met:

  •
  There is persuasive evidence of the arrangement;

  •
  The service has been made available to the customer;

  •
  The fee is fixed or determinable; and

  •
  The collectability of the fees is reasonably assured.

        Pursuant to the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables, for a deliverable to qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The Company has determined that the installation fee does not have standalone value, so accordingly it accounts for its arrangements as a single unit of accounting.

        Revenue from our subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to the Diligent Boardbooks product. Revenue is recorded ratably through the end of the subscription term, which is generally at least twelve months from the date of the contract.

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

        Deferred Revenue—Deferred revenue represents installation and subscription fees for which cash has been received but for which we have not yet delivered our services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in our consolidated balance sheet do not include amounts receivable (either billed or unbilled) for executed subscription agreements for which we have not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.

        Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years. Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

        The Company also discloses gross deferred revenue which consists of deferred revenue and installation and subscription fees which have been billed to the customer pursuant to an executed subscription agreement but for which payment has not yet been received and the criteria for the recognition of revenue has not yet been met. As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a significant percentage of our total revenues for the next 12 months and therefore we believe it is useful to the users of our consolidated financial statements to disclose gross deferred revenues.

        Accounts Receivable—The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management's assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At each of December 31, 2014 and 2013, the Company has recorded a provision for doubtful accounts of $100 thousand. The Company also discloses gross accounts receivable which consists of all billings to customers for installation and subscription fees.

        The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2014, is as follows:

	Gross	Adjustment(1)	Net
	(in thousands)
Accounts receivable, net	$19,833	$(18,079)	$1,754

Deferred revenue—current	$50,317	$(18,079)	$32,238
Deferred revenue—less current portion	$12,138	$—	$12,138

Total deferred revenue	$62,455	$(18,079)	$44,376

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

Cost of Revenues and Operating Expenses

        Cost of Revenues (exclusive of depreciation and amortization).    Cost of revenues consists of direct expenses related to hosting the Company's cloud-based application, account management, customer support, data communication expenses, employee bonuses, stock based compensation, and salaries and benefits of account management, customer support and network operations personnel, and software license fees. We do not allocate depreciation, amortization or indirect overhead to cost of revenues.

        Selling and Marketing.    Selling and marketing expenses are comprised of sales commissions, salaries and benefits for sales and marketing employees, marketing program expenses, employee bonuses, stock based compensation, and direct advertising expenses, including mailings and travel. We do not allocate indirect overhead to selling and marketing.

        General and Administrative.    General and administrative expenses consist of compensation and related expenses, inclusive of employee bonuses and stock based compensation, for executive, finance, accounting, administrative and legal personnel, professional fees, other corporate expenses and costs such as office space and utilities. We have also included in general and administrative expense all facilities and related expenses.

        Research and Development.    Research and development expenses are incurred as we upgrade and maintain our software, and develop product enhancements. Such expenses include compensation and employee benefits of engineering and testing personnel, materials, travel and direct costs associated with the design and required testing of our product line. Other expenses included are employee bonuses and stock based compensation. We do not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality are permitted to be capitalized and amortized over their useful lives, however we have not historically maintained sufficient detail records of our development efforts to be able to capitalize such costs.

        Investigations and Restatement.    In December 2012, the Company's Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company's past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. Included in investigations and restatement are the expenses relating to the Special Committee investigation, including professional fees incurred for legal, accounting and compensation consultants and compensation paid to Special Committee members. Investigation and restatement costs also include the costs of our Audit Committee's investigation of the accounting errors that gave rise to the need to restate the Company's financial statements and the costs related to the restatement of our financial statements and re-audits of the years ended December 31, 2012, 2011 and 2010, which are comprised of legal, accounting and consulting fees.

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

Results of Operations for the Years Ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Revenues	$83,054	$64,757	18,297	28%

        The growth in total revenues of $18.3 million or 28% for the year ended December 31, 2014 when compared to 2013 is primarily the result of an increase in new users of Diligent Boardbooks, as well as our retention of existing customers. Our customer retention rate continues to exceed 95% for the twelve months ended December 31, 2014. We have continued to add users each quarter since inception. At December 31, 2014, the total number of users exceeded 92,700 compared with approximately 72,600 at December 31, 2013. North America, EMEA (Europe, Middle East and Africa) and Asia/Pacific accounted for 59%, 20%, and 21%, respectively, of the contract value of new subscriptions added during 2014. Upgrades from existing customers, which represents the increase during the year in value from existing agreements due primarily to additional users being added to the agreement, represented 44% and 46%, respectively, of the contract value of new subscriptions added for the years ended December 31, 2014 and 2013.

        We recognize subscription revenue ratably over the contract period, which is generally at least twelve months. Accordingly, we expect that the growth in subscription agreements will be reflected by increases in revenues over the next twelve months

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Cost of revenues(1)	$17,494	$12,959	4,535	35%
% of Revenues	21%	20%

(1)
Excluding depreciation and amortization

        Cost of revenues is comprised of account management, customer support and network operations personnel. The increase in costs of revenues is predominantly due to the increase in headcount in network operations personnel in support of our larger client base. Worldwide employee salaries and employee related costs increased by $1.4 million, consisting of an increase of $1.2 million in network operations personnel salaries and $0.4 million of employee related costs in account management and network operations personnel; offset by a decrease of $0.2 million in account management incentive compensation. Employee bonus and employee stock based compensation costs increased by $0.9 million and $0.6 million respectively. Costs relating to customer data hosting and maintenance increased by $0.8 million due to the increase in capacity of our existing centers along with the addition of a hosting center in Germany. Additional increases to cost of revenues include travel expenses of $0.4 million; network compliance costs and other professional fees of $0.2 million; security costs of $0.1 million and other costs of $0.1 million.

        Cost of revenues increased at a slightly higher rate than revenue, resulting in a gross profit margin of 79% for the year ended December 31, 2014 compared with 80% for the year ended December 31, 2013.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Selling and Marketing	$12,411	$9,617	2,794	29%
% of Revenues	15%	15%

        Selling and marketing expenses consist of $5.6 million of selling expense and $6.8 million of marketing expense. Selling expenses for the year ended December 31, 2014 remain flat compared to 2013. Marketing expenses increased $2.8 million for the year ended December 31, 2014 when compared to 2013.

        The increase in marketing expenses of $2.8 million consists of $2.1 million in the U.S., $0.3 million in EMEA, $0.2 million in Asia and $0.2 million in Australia. The increase in marketing expenses was primarily due to increases to our marketing headcount to address expanded marketing programs, and the recent sales management hire we made in Germany. We expect to further increase our marketing expenditures during 2015.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
General and Administrative	$25,309	$20,137	5,172	26%
% of Revenues	30%	31%

        The increase in general and administrative expenses of $5.2 million in 2014 is comprised of a $3.6 million increase in the U.S., $0.5 million in EMEA, $0.6 million in New Zealand and $0.5 million in Australia. The U.S. increase consists of $1.8 million relating to salaries, bonuses, and other employee costs. Other increases include occupancy costs of $0.4 million; insurance costs of $0.3 million; state and local accrued tax expense of $0.3 million; Directors' fees and expenses of $0.1 million due to the increase in our Board of Directors compensation; $0.6 million for accounting and auditing fees; $0.2 million for software license; $0.2 million for legal fees; $0.3 million for professional services; and $0.1 for other costs. Employee stock based compensation decreased by $0.7 million.

        The increase in EMEA of $0.5 million, $0.6 in New Zealand and $0.5 million in Australia relate to the implementation of a 2014 Corporate Bonus Plan and various other miscellaneous costs.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Research and development	$9,016	$4,497	4,519	100%
% of Revenues	11%	7%

        The increase in research and development expenses is primarily due to increased staffing driven by our development work in relation to the DiligentTeams product and upgrades and enhancements to Diligent Boardbooks. In 2014, we had an additional 52 people in research and development when compared to 2013. Of these 52 people, 38 were added in the U.S., of which 32 were additions to our new North Carolina Development Center, which currently focuses 100% on the recently announced DiligentTeams Product, and 6 were additions to our New York team. The remaining 14 people were additions to our New Zealand team. Worldwide salaries and wages in 2014 were $2.7 million higher than in 2013. Employee bonus and employee stock based compensation costs increase by $0.8 million and $0.2 million respectively. The remaining increase relates to $0.5 million for recruiting costs; $0.4 million for employee related costs; $0.1 million for travel costs, offset by a decrease in outside contractor fees of $0.2 million. We expect to further increase our investment in research and development in 2015 as we prepare for the anticipated commercial launch of DiligentTeams in the third quarter of 2015.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Depreciation and amortization	$2,784	$1,645	1,139	69%
% of Revenues	3%	3%

        The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. During 2014 and 2013, the Company made capital expenditures of $7.0 million and $3.3 million, respectively.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Investigations and restatement	$916	$5,571	(4,655)	(84)%
% of Revenues	1%	9%

        During 2014 and 2013, we incurred costs of $916 thousand and $3.3 million, respectively, related to the restatement of our financial statements. The majority of the costs relating to the restatement of our historical financial statements occurred during 2013 and the restatement was completed in April 2014.

These costs included the re-audit of our financial statements for the years ended 2012, 2011 and 2010. During the years ended December 31, 2014 and 2013, we incurred costs of $0 and $2.3 million, respectively, related to the Special Committee investigation of our historical stock option issuances. Included in investigations and restatement are professional fees incurred for legal, accounting and compensation consultants and compensation paid to Special Committee members.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Interest expense, net	$(45)	$(91)	46	51%
% of Revenues	—	—

        Interest expense, net, includes interest expense on capital lease obligation, which was more than offset by interest earned on our cash and cash equivalents and short-term investments which are interest-bearing.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Foreign exchange loss	$(75)	$(236)	161	68%
% of Revenues	—	—

        Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries' functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZD), the British Pound (GBP) and the Australian dollar (AUD). Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The decrease in the loss during the year ended December 31, 2014 when compared to 2013 is due to the weakening of the U.S. dollar against the GBP which resulted in gains on the settlement of intercompany receivables and on cash held in GBP. During the year ended December 31, 2014 and 2013, we did not engage in any foreign currency hedging activities.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Income tax expense	$6,078	$3,744	2,334	62%
Effective tax rate	40%	37%

        Our income tax provision for year ended December 31, 2014 and 2013 was 40% and 37%, respectively. The effective tax rate for 2014 increased as compared to 2013 due to an increase in the Company's uncertain tax positions. The Company's effective tax rate for the year ended December 31, 2014 and 2013 differs from the federal statutory rate primarily due to changes in state pretax income as well as local tax.

Results of Operations for the Years Ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Revenues	$64,757	$39,127	$25,630	66%

        The growth in total revenues of 66% for the year ended December 31, 2013 when compared with 2012 is primarily the result of an increase in new subscription agreements, as well as our client retention rate of 97%. At December 31, 2013, the total number of client agreements (net of cancellations) was approximately 2,500, compared with approximately 1,800 at December 31, 2012. Over 640 net, new subscription agreements were added during 2013, compared with approximately 780 added in 2012, representing a decrease of 18% in the rate of growth in new subscription agreements. The rate of growth in new sales decreased in both the Americas and Asia/Pacific regions and increased in EMEA (Europe, Middle East and Africa). Additionally, upgrades from existing customers in 2013, which represents the increase during the year in the value of existing agreements due primarily to additional users being added to the agreement, increased 4% over 2012.

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

        Cost of revenues is comprised of account management, customer support and network operations personnel services. The increase in costs of revenues is predominantly due to the increase in headcount to service the Company's larger client base. Worldwide, employee salaries and incentive pay increased by $2.7 million, consisting of $1.4 million in account management, $0.4 million in customer support and $0.9 million in network operations personnel. Hosting costs increased by $0.8 million due to the increase in capacity of our existing centers. These increases were offset by a decrease due to the transfer of MIS related costs to general and administrative expenses of $0.3 million. Included within these increases are higher costs in the U.K. of $0.3 million as a result of the increase in European account management, customer support and information technology services staff.

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

        The increase in research and development expenses is primarily due to increased staffing in the Company's New Zealand subsidiary for product upgrades and enhancements. The Company maintains a small research and development department at its New York headquarters, which also had an increase in headcount. Worldwide, research and development labor costs increased $1.6 million, while the remaining increase is due to the employment of outside consultants for $0.4 million, $0.1 million for travel and $0.1 million in recruiting costs.

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

        During 2012, the Company's Board of Directors authorized and empowered a Special Committee of independent directors to conduct a review of the Company's past stock issuances and stock option grants to determine if they were in accordance with the relevant incentive plans. As a result of the review, the Special Committee identified a number of instances of inadvertent non-compliance with applicable regulations, and determined that certain executive's options were inadvertently issued in excess of applicable plan caps. As of December 31, 2013, the Company incurred costs of $2.3 million related to the Special Committee investigation and costs of $3.3 million related to the restatement of our historical financial statements, re-audits of the years ended December 31, 2012, 2011 and 2010 and the related Audit Committee investigation. Included in investigations and restatement are professional fees incurred for legal, accounting and compensation consultants and compensation paid to Special Committee members. Costs incurred during the year ended December 31, 2012 were fees and expenses for legal counsel related to the Special Committee and estimated NZX penalties.

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Interest Income, net	$(91)	$97	$(188)	(194)%
% of Revenues	–0.1%	0.2%

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

	Year ended December 31,
			Increase / (Decrease)
	2013	2012		% Change
Foreign Exchange Gain/(Loss)	$(236)	$16	$(252)	N/A
% of Revenues	–0.4%	0.0%

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

British Pound (GBP) which caused losses on the settlement of intercompany receivables and on cash held in GBP.

	Year ended December 31,
			Increase (Decrease)
	2013	2012
Income Tax (Benefit) Expense	$3,744	$(2,924)	$6,668
Effective Tax Rate	37.4%	–37.8%

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

Liquidity and Capital Resources

        At December 31, 2014, our sources of liquidity consist of cash and cash equivalents of approximately $70.8 million. We have no long-term debt, except for obligations under capital leases and software licensing agreements and, thus far, our financing costs have consisted principally of the annual dividend on the Series A preferred stock and payments of capital lease and software licensing obligations.

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

        On May 3, 2013 we entered into a definitive Replacement Grant Agreement with our chief executive officer, in order to substitute certain equity awards that had exceeded the applicable limits in the Company's historical equity inventive plans and would be cancelled, subject to shareholder approval of the terms of the substitute incentive compensation package and a new incentive plan. In June 2013, the substitute remuneration package was approved by our stockholders, and on December 23, 2013 we and the chief executive officer entered into an amendment to the Replacement Grant Agreement which fixed the terms of the incentive compensation package. In addition to stock options and performance shares, the amended Replacement Grant Agreement includes a performance fixed cash award of $4.2 million, which was earned as a result of our achievement of a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014. The award is payable in three installments of $1.4 million each, with the first payment being paid in the third quarter of 2014 and the remaining two payments due March 30, 2015 and March 30, 2016

        In order to minimize credit and market risk, we have invested $32.5 million of our cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund. The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures and the Company's growth initiatives.

        As of December 31, 2014, 2013 and 2012, the undistributed earnings in our international subsidiaries were $8.1 million, $2.9 million and $463 thousand, respectively. We intend to indefinitely reinvest the undistributed earnings of the Company's foreign operations. We are not dependent on foreign earnings to fund our domestic operations. We believe that our existing sources of liquidity will be sufficient to support our operating, capital and debt service requirements for the foreseeable future. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of December 31, 2014. It is not practicable for us to determine the amount of additional income and withholding taxes that may be payable in the event the undistributed earnings are repatriated.

Cash flows

	2014	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$24,427	$27,062	$22,796
Investing activities	$5,134	$(16,165)	$(2,460)
Financing activities	$(1,224)	$(516)	$3,972

  Net Cash Flows from Operating Activities

        Cash provided by operating activities for the year ended December 31, 2014 decreased by $2.6 million compared with 2013, due to the decrease in the amount of cash provided by the growth in deferred revenue, other non-current liabilities, and accounts payable compared to the prior year, offset by an increase in net income, depreciation and amortization, and income taxes payable.

  Net Cash Flows from Investing Activities

        Cash provided by investing activities for the year ended December 31, 2014 increased $21.3 million over the comparable period of 2013. This increase primarily consists of proceeds from the maturity of short-term investments of $12.5 million in 2014 versus net purchases of short-term investments of $12.4 million in 2013. Purchases of property and equipment increased $3.7 million from $3.3 million to

$7.0 million in 2014. The increase is due to investments in our Charlotte, North Carolina development facility and German data center.

  Net Cash Flows from Financing Activities

        Cash used in financing activities consist of payments under capital leases and software licensing obligations of $1.0 million and dividends paid on the Company's preferred stock of $359 thousand.

Contractual Commitments

	Payments Due by Period(1)
	Total	Up to 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Capital Lease Obligations	$675	$640	$35	$—	$—
Operating Leases	15,134	2,168	4,299	3,295	5,372
CEO Performance Cash Award	2,826	1,413	1,413	—	—

Total	$18,635	$4,221	$5,747	$3,295	$5,372

(1)
Does not include our liabilities for uncertain tax positions of $763 thousand. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 11 to our consolidated financial statements).

Off-Balance Sheet Arrangements

        The Company is not a party to any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange risk

        The Company's wholly-owned subsidiaries, DBL, DBMS NZ, DBG, and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZD), Euro (EUR) and Australian Dollar (AUD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. Prior to the fourth quarter of 2012, the Company's Singapore subsidiary used the Singapore dollar as its functional currency. Effective October 1, 2012, the Company changed the functional currency to the U.S. dollar. The Company believes that the growth in this subsidiary's U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company's consolidated financial statements.

        Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

Interest Rate Sensitivity

        We had cash and cash equivalents totaling $70.8 million at December 31, 2014. This amount was invested primarily in money market funds and government securities. Cash and cash equivalents are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Diligent Board Member Services, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheets of Diligent Board Member Services, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Diligent Board Member Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2015

Diligent Board Member Services, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$70,809	$43,583
Short-term investments	—	12,497
Accounts receivable, net	1,754	1,750
Deferred commissions	1,353	1,532
Prepaid expenses and other current assets	3,233	1,936
Deferred tax assets	2,768	3,111
Income tax receivable	—	1,430

Total current assets	79,917	65,839
Property and equipment, net	12,203	8,228
Intangible assets, net	260	—
Deferred tax assets	6,804	3,607
Security deposits	801	676
Other non-current assets	436	—

Total assets	$100,421	$78,350

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,197	$2,402
Accrued expenses and other liabilities	11,468	8,856
Income taxes payable	1,552	—
Deferred revenue	32,238	27,428
Obligations under capital leases	623	847

Total current liabilities	48,078	39,533
Non-current liabilities:
Deferred revenue, less current portion	12,138	10,471
Obligations under capital leases	34	767
Other non-current liabilities	3,899	2,634

Total non-current liabilities	16,071	13,872

Total liabilities	64,149	53,405
Commitments and contingencies	—	—
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 30,000,000 and 32,667,123 shares issued and outstanding (liquidation value $4,835)	3,000	3,261

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 86,895,778 and 83,776,155 shares issued and outstanding	87	84
Additional paid-in capital	32,631	28,861
Retained earnings/(accumulated deficit)	1,706	(7,220)
Accumulated other comprehensive loss	(1,152)	(41)

Total stockholders' equity	33,272	21,684

Total liabilities, redeemable preferred stock and stockholders' equity	$100,421	$78,350

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$83,054	$64,757	$39,127
Cost of revenues (excluding depreciation and amortization)	17,494	12,959	9,535

Gross profit	65,560	51,798	29,592

Operating expenses:
Selling and marketing	12,411	9,617	8,657
General and administrative	25,309	20,137	9,593
Research and development	9,016	4,497	2,276
Depreciation and amortization	2,784	1,645	1,187
Investigations and restatement	916	5,571	263

Total operating expenses	50,436	41,467	21,976

Operating income	15,124	10,331	7,616

Other expense, net:
Interest expense, net	(45)	(91)	97
Foreign exchange transaction loss	(75)	(236)	16

Total other expense, net	(120)	(327)	113

Income before provision (benefits) for income taxes	15,004	10,004	7,729
Income tax expense (benefit)	6,078	3,744	(2,924)

Net income	$8,926	$6,260	$10,653

Accrued preferred stock dividends	(335)	(359)	(359)

Net income attributable to common stockholders	$8,591	$5,901	$10,294

Earnings per share:
Basic	$0.07	$0.05	$0.09

Diluted	$0.07	$0.05	$0.09

Weighted average shares outstanding:
Basic	117,109	116,427	114,850

Diluted	121,117	121,729	119,597

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$8,926	$6,260	$10,653
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(1,111)	(109)	71

Comprehensive income	$7,815	$6,151	$10,724

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(in thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-in- Capital	Note Receivable from Shareholder	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2012	81,861	$82	$23,598	$(3,072)	$(24,133)	$(3)	$(3,528)
Comprehensive income					10,653	71	10,724
Capital Contribution			240				240
Share based compensation			1,384				1,384
Tender of common stock in lieu of interest payment on note receivable from shareholder	(134)	—	(200)				(200)
Repayment of note receivable from shareholder				3,072			3,072
Exercise of stock options	1,849	2	543				545
Shares issued under employee stock purchase plan	10	—	30				30
Excess tax benefits—stock compensation			844				844
Amortization of preferred stock offering costs			(28)				(28)
Preferred stock dividend ($0.01 per share)			(359)				(359)

Balance at December 31, 2012	83,586	$84	$26,052	$—	$(13,480)	$68	$12,724

Comprehensive income					6,260	(109)	6,151
Capital Contribution			240				240
Share based compensation			2,581				2,581
Exercise of stock options	190	—	73				73
Excess tax benefits—stock compensation			302				302
Amortization of preferred stock offering costs			(28)				(28)
Preferred stock dividend ($0.01 per share)			(359)				(359)

Balance at December 31, 2013	83,776	84	28,861	—	(7,220)	(41)	21,684

Comprehensive income					8,926	(1,111)	7,815
Share based compensation			3,033				3,033
Exercise of stock options	125	—	19				19
Shares issued to the board of directors	167	—	641				641
Conversion of preferred stock to common stock	2,667	3	264				267
Issuance of shares upon vesting of restricted stock units	161	—	—				—
Excess tax benefits—stock compensation			154				154
Amortization of preferred stock offering costs			(6)				(6)
Preferred stock dividend ($0.01 per share)			(335)				(335)

Balance at December 31, 2014	86,896	87	32,631	—	1,706	(1,152)	33,272

See accompanying notes to consolidated financial statements

Diligent Board Member Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$8,926	$6,260	$10,653
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(2,855)	(1,278)	(5,440)
Excess tax benefits realized from share-based compensation	(154)	(302)	(844)
Depreciation and amortization	2,784	1,645	1,187
Share-based compensation	3,033	2,581	1,384
Allowance for doubtful accounts	—	—	50
Changes in operating assets and liabilities:
Accounts receivable	(3)	(209)	(431)
Deferred commissions	180	549	152
Prepaid expenses and other current assets	(1,297)	(871)	(470)
Security deposits	—	11	(127)
Other non-current assets	(436)	—	—
Accounts payable and accrued expenses	3,293	4,677	1,221
Income taxes receivable/payable	3,135	(2,518)	2,236
Deferred revenue	6,477	13,964	13,065
Other non-current liabilities	1,344	2,508	—
Other	—	45	160

Net cash provided by operating activities	24,427	27,062	22,796

Cash flows from investing activities:
Purchases of short-term investments	—	(17,495)	—
Proceeds from maturity of short-term investments	12,497	5,101	—
Restricted cash-security deposits	(124)	(462)	—
Purchases of property and equipment	(6,964)	(3,309)	(2,460)
Purchases of intangible assets	(275)	—	—

Net cash provided by (used in) investing activities	5,134	(16,165)	(2,460)

Cash flows from financing activities:
Repayment of note receivable from shareholder		—	3,072
Payment of preferred stock dividend	(359)	(120)	(120)
Proceeds from exercise of stock options	19	73	575
Excess tax benefits realized from share-based compensation	154	302	844
Payments of obligations under capital leases	(956)	(626)	(254)
Payments of obligations under software licensing agreements	(82)	(145)	(145)

Net cash (used in) provided by financing activities	(1,224)	(516)	3,972

Effect of exchange rates on cash and cash equivalents	(1,111)	(109)	72

Net increase in cash and cash equivalents	27,226	10,272	24,380
Cash and cash equivalents at beginning of year	43,583	33,311	8,931

Cash and cash equivalents at end of year	$70,809	$43,583	$33,311

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$57	$90	$33
Income taxes	$5,470	$7,158	$212
Supplemental disclosure of noncash investing and financing activities:
Tender of common stock in lieu of interest payment on note receivable from shareholder	$—	$—	$200
Capital contribution in lieu of preferred stock dividend	$—	$240	$240
Conversion of preferred stock to common stock	$267	$—	$—
Property and equipment acquired under capital lease agreements	$—	$1,306	$1,024
Accounts payable for property and equipment	$1,179	$1,395	$—

See accompanying notes to consolidated financial statements

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

1) Organization and nature of the business

        Diligent Board Member Services, Inc. ("we", "Diligent" or the "Company") provides one of the world's most widely used board portals. The Company develops and commercializes the Diligent Boardbooks system, a secure software application available online, on iPad and Windows 8-1.3 supported devices. The application allows board members, management and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services including securely hosting the clients' data, and customer service and support for the application.

        The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the NZX Main Board. On December 12, 2007, Diligent completed an offshore public offering in connection with its listing on the NZX Main Board. Diligent's corporate headquarters are located in New York, New York.

        The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited ("DBMS NZ"), which provides research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited ("DBL") and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty Ltd. ("DBA"), which provide sales, marketing and customer support services in their respective regions. The Company's Singapore subsidiary, Diligent APAC Board Services Pte. Ltd. ("APAC") provides sales support in the Asia-Pacific region. The Company's subsidiary in Hong Kong, Diligent APAC LTD. was established in 2012 to support its Asia-Pacific sales and marketing and has had no operations to date. On February 4, 2014, the Company established a German subsidiary, Diligent Boardbooks GmbH ("DBG"), to offer dedicated, private data hosting solutions and data recovery support, primarily for European customers.

        Diligent's consolidated financial statements are presented in U.S. dollars, which is the Company's functional and reporting currency.

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
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

2) Investigations and restatement (Continued)

compensation at the time, and were an important incentive component of the employees' compensation packages.

        As part of its work, the Special Committee also reviewed the Company's compliance with applicable regulations, including U.S. and New Zealand securities regulations and the NZX Rules. The Special Committee identified a number of instances where it appears that Diligent was not, or may not have been, in compliance with its U.S. and New Zealand regulatory obligations.

        The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on the NZX Main Board, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It recommended, and the Board fully endorsed, that the Company work with its regulators to resolve these issues. In September, 2013 the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the previously disclosed breaches of the NZX Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $15 thousand as a penalty to the NZX Discipline Fund and NZ $4 thousand towards the costs of NZXR.

        Costs for the Special Committee for the year ended December 31, 2014 and 2013 were $0 and $2.3 million, respectively, with an additional $0.3 million incurred in the fourth quarter of 2012. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, NZX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded. During 2013 and 2014, the Company implemented the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified as part of the Special Committee investigation.

Audit Committee Investigation

        On July 2, 2013, the Audit Committee of the Board engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company's financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under U.S. GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee investigation resulted in no finding of intentional misconduct or fraud. Costs of the investigation for the years ended December 31, 2014 and 2013 were $0 and $0.9 million, respectively, and consisted of legal fees.

Restatement and Re-audit Engagements

        In August, 2013, the Company announced that its historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April of 2014. Costs

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

2) Investigations and restatement (Continued)

for the restatement and re-audits incurred during the years ended December 31, 2014 and 2013 were $0.9 million and $2.3 million, respectively. These costs were comprised of professional fees incurred for accounting, auditing and consulting services.

3) Significant accounting policies

        Basis of presentation—The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income and other taxes, including the realization of deferred tax assets and uncertain tax positions, and the useful lives of tangible and intangible assets. Actual results could differ from those estimates.

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

        Fair Value of Financial Instruments—The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2014 and 2013, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

  i.
  Level 1 input—unadjusted quoted prices in active markets for an identical instrument;

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
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

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

        At December 31, 2014, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $32.5 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

        At December 31, 2013, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $27.5 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

        At December 31, 2014 the Company did not have any short-term investments. At December 31, 2013, short-term investments include investments in U.S. treasury bills of $12.5 million, which are carried at cost which approximates fair value.

        Property and equipment—Property and equipment consists of computer and office equipment, leasehold improvements and purchased internal-use computer software. Property and equipment are carried at cost, less accumulated depreciation and amortization and any impairment losses.

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
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

        Revenue recognition commences when all of the following conditions are met:

  •
  There is persuasive evidence of the arrangement;

  •
  The service has been made available to the customer;

  •
  The fee is fixed or determinable; and

  •
  The collectability of the fees is reasonably assured.

        Pursuant to the authoritative accounting guidance regarding revenue recognition for arrangements with multiple deliverables, for a deliverable to qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The Company has determined that the installation fee does not have standalone value, so accordingly, it accounts for its arrangements as a single unit of accounting.

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

        Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Diligent's customer contracts contain a standard "autorenew" feature which provides for one-year renewals unless either party provides written notice of termination. In addition, Diligent's renewal history with its customers has been and remains at very high rates. As a result, we believe that Diligent's customers will renew numerous times during their tenure with us. Consequently, Diligent has had a very low annual attrition rate which historically has been less than 5.0%. After considering these factors, we determined that a nine year estimated customer life was appropriate as of December 31, 2014. The Company evaluates its estimated customer life on an annual basis.

        Deferred Revenue—Deferred revenue represents installation and subscription fees for which cash has been received but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in the consolidated balance sheet do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.

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
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

        Accounts receivable—The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from Diligent's customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management's assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At each of December 31, 2014 and 2013, the Company has recorded a provision for doubtful accounts of $100 thousand.

        Research and development—Research and development expenses are incurred as the Company upgrades and maintains the Diligent Boardbooks software, and develops product enhancements. Such expenses include compensation and employee benefits of engineering and testing personnel, including stock based compensation, materials, travel and direct costs associated with the design and required testing of the product line. The Company does not allocate indirect overhead to research and development. Direct development costs related to software enhancements that add functionality have been expensed as incurred as the Company has not historically maintained sufficiently detailed records of its development efforts to be able to capitalize such costs.

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

        Foreign exchange—The Company's wholly-owned subsidiaries, DBL, DBMS NZ, DBG and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZD), Euro (EUR), and Australian Dollar (AUD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

income or loss. Prior to the fourth quarter of 2012, the Company's Singapore subsidiary used the Singapore dollar as its functional currency. Effective October 1, 2012, the Company changed the functional currency of this subsidiary to the U.S. dollar. The Company believes that the growth in this subsidiary's U.S. dollar denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. The effects of the change in functional currency were not significant to the Company's consolidated financial statements.

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

        Segment reporting—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM"), or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company's current product offering and the fact that the Company's CODM, which is the Company's Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and allocation of resources, management has concluded that the Company has one reportable operating segment.

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

        Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except that 1.8 million and 360 thousand stock options have been excluded in 2014 and 2013, respectively because their effect is antidilutive.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

        The computation of shares used in calculating basic and diluted earnings per common share is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Basic weighted average common shares outstanding	86,627	83,760	82,183
Basic weighted average preferred shares outstanding	30,482	32,667	32,667

Basic weighted average shares outstanding	117,109	116,427	114,850
Dilutive effect of stock options	2,507	5,236	4,747
Dilutive effect of performance stock units	1,065	—	—
Dilutive effect of restricted stock units	436	66	—

Diluted weighted average shares outstanding	121,117	121,729	119,597

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

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers." ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of this standard on its ongoing financial reporting.

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

4) Short-term investments

        At December 31, 2014, the Company did not have any short-term investments in U.S. treasury bills. At December 31, 2013, short-term investments including investments in U.S. treasury bills of $12.5 million, which are carried at cost which approximates fair value.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

5) Intangible assets

        During 2014 the Company acquired certain intangible assets. The Company's intangible assets at December 31, 2014 are comprised of the following:

	December 31, 2014	Weighted Average Useful Life
	(in thousands)	(in years)
Domain names	$275	5
Less: accumulated amortization	(15)

Domain names, net	260

        The related amortization expense of intangibles for 2014 was $15 thousand. The Company's estimate of future amortization expense for acquired intangible assets that exist at December 31, 2014 is as follows:

(in thousands)
2015	$55
2016	55
2017	55
2018	55
2019	40

Total	$260

6) Property and equipment and obligations under capital leases

        Property and equipment is comprised of the following:

	December 31,
	2014	2013
	(in thousands)
Equipment	$13,312	$8,523
Computer software	3,398	2,201
Leasehold improvements	2,714	2,106

	19,424	12,830
Less: Accumulated depreciation and amortization	(7,221)	(4,602)

Net property and equipment	$12,203	$8,228

        Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 were $2.8 million, $1.6 million and $1.2 million, respectively.

        Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. The leases bear interest at rates ranging from 3.8% to 5.6% per annum, with monthly payments ranging from $2 thousand to $28 thousand, and maturities from May 1, 2015 through February 1, 2016. Each lease is secured by the underlying leased

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

6) Property and equipment and obligations under capital leases (Continued)

asset. Amortization of assets recorded under capital leases is included in depreciation expense. The assets relating to capital leases, included in property and equipment on the balance sheet, are as follows:

	December 31,
	2014	2013
	(in thousands)
Capital lease assets included in equipment	$1,937	$1,937
Capital lease assets included in computer software	511	511
Less: Accumulated depreciation and amortization	(1,137)	(579)

	$1,311	$1,869

	Year ended December 31,
	2014	2013	2012
Depreciation expense relating to capital lease assets	$558	$417	$208

        The following is a schedule of future minimum lease payments due under capital leases and software licensing agreements as of December 31, 2014:

Year ending December 31,	Future Minimum Lease Payments
(in thousands)
2015	$640
2016	35

Total minimum payments	675
Less interest portion of payments	(18)

Present value of minimum lease payments	$657

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

7) Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued commissions, bonuses, and payroll	$5,483	$1,762
Performance cash award	1,413	1,564
Special Committee and other related costs	—	1,836
Accrued Sales Taxes	2,119	1,468
Accrued preferred stock dividend	335	359
Other (individually less than 5% of total current liabilities)	2,118	1,867

Total accrued expenses and other liabilities	$11,468	$8,856

8) Line of credit facility

        In March 2010, the Company entered into an agreement with Spring Street Partners, L.P. ("the Lender") pursuant to which the Lender extended a $1.0 million revolving line of credit facility to the Company. The Lender is the holder of approximately 20 million shares of the Company's Series A Preferred Stock and 5.9 million shares of the Company's common stock. The founder and managing partner of the Lender is also the Chairman of the Board of Directors of the Company.

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

9) Related party transactions

        Marketing expense—During the year ended December 31, 2012, the Company incurred marketing expenses of approximately $61 thousand for services rendered by an entity owned by a stockholder of the Company.

        Line of Credit—The line of credit described in Note 8 was with a related party, as Spring Street Partners, L.P. is a significant stockholder in the Company.

        Payables to related parties—There were no material payables to related parties at December 31, 2014 and 2013.

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

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

10) Geographic information

        The Company's revenue, by geographic location of the customer, and long-lived assets located outside the Americas are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Revenues:
Americas	$58,810	$48,723	$32,108
Europe	17,145	11,857	5,639
Asia Pacific	7,099	4,177	1,380

Total	$83,054	$64,757	$39,127

	December 31,
	2014	2013	2012
Long-lived assets outside the Americas, net	$2,532	$330	$537

11) Income taxes

        Income before provision for income taxes is comprised of the following:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$9,381	$7,080	$8,436
Foreign	5,623	2,924	(707)

	$15,004	$10,004	$7,729

        Domestic income (loss) includes intercompany charges to foreign affiliates for management fees, cost sharing and royalties. Foreign income (losses) includes the income and losses from all of the Company's foreign subsidiaries, including the Singapore subsidiary, which is a disregarded entity for tax purposes.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

11) Income taxes (Continued)

        The components of income tax expense (benefit) from continuing operations for the years ended December 31 were as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Income tax expense (benefit):
Current:
Federal	$5,341	$2,947	$1,675
State and local	894	714	457
Foreign	2,698	1,361	578

Total current	$8,933	$5,022	$2,710

Deferred:
Federal	$(1,689)	$(680)	$(4,377)
State and local	(24)	(90)	(579)
Foreign	(1,142)	(508)	(678)

Total deferred	$(2,855)	$(1,278)	$(5,634)

Total Income tax expense (benefit):	$6,078	$3,744	$(2,924)

        The income tax provision differs from the amount of tax determined by applying the U.S. federal statutory rate as follows:

	Year ended December 31,
	2014	2013	2012
Federal income tax statutory rate	34%	34.0%	34.0%
State and local income taxes, net of federal benefit	2.9	3.8	5.4
Change in valuation allowance	—	—	(76.5)
Tax credits related to research activity	(1.5)	(2.2)	(2.6)
Stock-based compensation	1.9	0.9	1.5
Other permanent differences	0.5	0.3	0.7
Effect of non-U.S. operations	(4.3)	(1.2)	(0.2)
Prior year true-up	3.7	1.9	—
Change in unrecognized tax positions	2.2	—	—
Other	1.0	(0.1)	(0.1)

Income tax expense (benefit)	40.4%	37.4%	(37.8)%

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

11) Income taxes (Continued)

        The following is a summary of the Company's deferred tax assets and liabilities:

	December 31,
	2014	2013
	(in thousands)
Deferred Tax Assets (Liabilities)
Net operating loss and tax credit carryforwards	$1,953	$2,191
Deferred revenue	4,272	2,808
Stock-based compensation	2,235	1,290
Deferred compensation	1,242	789
Accruals and reserves	1,583	903
Other	80	19
Fixed assets	(1,793)	(1,282)

Net Deferred Tax Asset	$9,572	$6,718

        At December 31, 2014, the Company had federal and state income tax net operating loss carryforwards of $5.3 million and $6.0 million, which expire at various dates from 2028 through 2029 and 2023 through 2035, respectively. At December 31, 2014, the Company also has a foreign tax credit carryforward of $20 thousand available to offset future income tax expense, which expires in 2017.

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

        The total amount of unrecognized tax benefits at December 31, 2014 and 2013 and 2012 was $763 thousand, $439 thousand, and $175 thousand, respectively.

        We have established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

11) Income taxes (Continued)

becomes available, or a change in circumstance or an event occurs necessitating a change to the liability. Given the inherent complexities of the business and that we are subject to taxation in a substantial number of jurisdictions, we routinely assess the likelihood of additional assessment in each of the taxing jurisdictions.

        Reconciliation of Unrecognized Tax Benefits:

	December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$439	$175	$—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	524	264	175
Reductions for tax positions of current year	—	—	—
Reductions due to settlements	(200)	—	—
Reductions due to lapse of statute of limitations	—	—	—

Ending balance	$763	$439	$175

        The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $763 thousand, $439 thousand and $175 thousand at December 31, 2014, 2013 and 2012, respectively. The Company does not anticipate any significant changes in its reserves for uncertain tax benefits within the next 12 months.

        The Company classifies interest and penalties on uncertain tax positions in income tax expense. The amount of interest and penalties related to uncertain tax positions was not significant in 2014, 2013 or 2012.

        As of December 31, 2014, 2013 and 2012, the undistributed earnings in our international subsidiaries were $8.1 million, $2.9 million, and $463 thousand, respectively. Undistributed earnings of the Company's foreign operations are intended to remain indefinitely invested, and accordingly, no U.S. income taxes have been provided on these earnings. If at some future date these earnings cease to be indefinitely invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts. Because the time and manner of repatriation is uncertain, we cannot reasonably estimate the amount of the deferred income tax liability relating to unrepatriated earnings at this time.

        The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company's U.S. federal and state income tax returns for the tax years 2011 and forward are open for examination by the taxing jurisdictions. The Company's foreign income tax returns are open for examination by the local taxing jurisdictions for the following years: New Zealand—2009 and forward; U.K.—2011 and forward; Australia—2009.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Redeemable Preferred Stock

        In March 2009, the Company issued 30 million shares of Series A Preferred Stock for $0.10 per share in a private offering, providing aggregate gross proceeds of $3 million. Expenses relating to the share issuance were $139 thousand. The principal terms of the Preferred Shares are as follows:

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

        Liquidation preference—In the event of any voluntary or involuntary liquidation of the Company, the holders of Preferred Shares are entitled to an amount per Preferred Share equal to 1.5 times the original issue price of $0.10 plus any accrued but unpaid dividends.

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
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Redeemable Preferred Stock (Continued)

Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded. However, if the Company were to pay Preferred Stock dividends by issuing PIK shares, the issuance of such PIK shares would result in a beneficial conversion feature if the fair value of the Company's common stock at the dividend declaration date exceeds the per share conversion price of the Preferred Shares. The Company has classified the Preferred Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. As noted above, the holders of the Preferred Shares may demand redemption at any time after 60 months from the date of issue. The carrying value of the securities, which were initially recorded at their face value net of issuance costs, is increased to the redemption value over the period from the date of issuance to the earliest potential date of redemption.

        The carrying value of the Preferred Shares at December 31, 2014 and December 31, 2013 is as follows:

	December 31,
	2014	2013
	(in thousands)
Gross proceeds	$3,000	$3,000
Less: Issuance costs	(139)	(139)

	2,861	2,861
Issuance of PIK shares	267	267
Conversion of PIK shares	(267)	—
Cumulative amortization of offering costs	139	133

Carrying value at December 31	$3,000	$3,261

        In March 2014, Carroll Capital Holdings and Spring Street Partners, L.P. converted 889,219 and 1,777,904 shares of Series A Preferred Stock, respectively, to an equivalent number of shares of common stock.

13) Stockholders' equity

        In 2014 and 2013, the aggregate shares of common stock issued to employees upon the exercise of stock options were 125 thousand and 190 thousand, respectively. In 2012, the Company adopted a Stock Purchase Plan, under which employees and directors could purchase shares of common stock of the Company. There were no shares purchased under this plan in 2014 and 2013. During 2012, 9,964 shares were purchased under the plan. The Company has reserved 41.6 million shares to be issued upon conversion of its Series A Preferred Stock, outstanding stock options and shares available for future issuance under its existing Stock Option and Incentive Plans.

        Spring Street Partners, L.P., a holder of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 3, 2013 and January 4, 2012 of $240 thousand and $240 thousand, respectively. These were recorded as capital contributions in 2013 and 2012 when

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

13) Stockholders' equity (Continued)

waived. The founder and managing partner of Spring Street Partners, L.P. is also the Chairman of the Board of Directors of the Company.

14) Stock option and incentive plans

        In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (the "2007 Plan") authorizing the issuance of up to 10 million shares of the Company's common stock as awards to selected employees, directors and consultants of the Company and its affiliates, in the form of incentive stock options, non-qualified stock options, and restricted shares of common stock. In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (the "2010 Plan") authorizing the issuance of up to 5 million shares of the Company's common stock to employees, directors and consultants of the Company and its affiliates, as incentive stock options and non-qualified stock options. The 2010 Plan was amended in April 2012 to authorize the issuance of an additional 2.5 million shares. The Company's Board of Directors or the Compensation Committee determined the number of shares, the term, the frequency and date, the type, the exercise periods, and any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the 2007 and 2010 Plans.

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

        The Company's non-executive directors, other than the Chairman of the Board, each received a stock grant for 2013 service with a total value of $80 thousand, which was to be paid to such non-executive directors in equal installments at the end of each quarter of that calendar year. On March 14, 2014, the Company satisfied such grant through the issuance of 86.5 thousand restricted

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

shares to its directors based on the volume weighted average trading price of the Company's common stock on its primary trading market for the 20 trading days immediately prior to such date. The grant for 2013 service was pro-rated for any director who served on the Board for less than the full calendar year.

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

        On June 12, 2013, the Company entered into an agreement with respect to the options for 250 thousand shares issued to the other officer in excess of the applicable plan cap, under which the 250 thousand options were cancelled, the vesting schedule for the remaining nonvested options were extended over a four and a half year period, and replaced with 150 thousand Restricted Stock Units, with graded vesting over four and a half years. The modification of this award resulted in additional expense of $66 thousand, which was to be recognized on a graded basis through December 2017.

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

        Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the "Grant Date"), the CEO's fully vested option to purchase 2.4 million shares of the Company's common stock for an exercise price of U.S. $0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

  •
  An option to purchase 1.6 million shares of common stock having an exercise price of U.S. $2.79, which was the Company's closing price per share expressed in U.S. dollars on the last trading day on the NZX Main Board immediately prior to the Grant Date (the "Exercise Price") of December 23, 2013. The option vested on December 31, 2013, and will have a term of ten years from the Grant Date.

  •
  A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The CEO's right to receive such cash award was contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

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

    In addition, the CEO held an option to purchase 3 million shares of the Company's common stock for an exercise price of U.S. $0.82 per share, which remained subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the CEO received:

  •
  Performance share units for 2.25 million shares of common stock contingent on Diligent achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. For purposes of clarification, performance share units in this context are units of common stock issued to Diligent's CEO upon satisfaction of the performance criteria outlined herein. Effective June 30, 2014, the Company's revenues met the performance requirement of at least seven percent (7%) growth over the performance period as compared to the period from July 1, 2012 through June 30, 2013. The performance share units were determined to be earned and the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, upon a change in control of the Company or the CEO's separation from service.

  •
  Performance share units for up to 250 thousand shares of common stock contingent on Diligent achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return ("TSR") growth in four one-year measurement periods beginning April 1, 2013. As of March 31, 2014, the first TSR performance goal was not achieved. TSR growth is measured based on Diligent's stock price performance during the 20 trading days prior to the relevant measurement date. Performance share units for 62.5 thousand shares of common stock will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the CEO's separation from service.

        The vesting of the options, performance cash award and performance stock units described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or if the CEO is terminated without cause or resigns for good reason.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

        The liability for the performance cash award of $1.4 million is recorded in accrued expenses and other current liabilities and $1.4 million is recorded in other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2014. The Company recorded compensation expense of $3.1 and $2.9 million during the years ended December 31, 2014 and 2013 relating to the replacement awards. The performance stock units are expected to result in compensation cost of $0.7 million in 2015, $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

        Stock Option Awards—In January 2011, the Company granted 750 thousand stock options to one of its executive officers at an exercise price of $0.46 per share, with graded vesting over three years, and in June 2011, the Company granted 3 million stock options to its Chief Executive Officer, with graded vesting over seven years. In 2012, the Company granted 1.4 million stock options to five of its executive officers, with cliff vesting after three years. In 2013, in addition to the 1.6 million stock options issued to the CEO as part of the replacement compensation package, the Company issued 380 thousand options to various officers at exercise prices ranging from $3.92-$6.44 per share, with graded vesting over four years.

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

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The resulting fair value is recognized as share-based compensation expense on either a straight line basis for options that are subject to cliff vesting or a graded basis for options that vest in annual installments, over the option vesting period. Stock options generally vest over four years but vesting periods range from two to six years. The fair value of options granted to nonemployees is initially measured at grant date and remeasured each quarter until the vesting date, which is the measurement date for share-based compensation issued to nonemployees.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

        The weighted average fair value per share for options granted during 2014, 2013, and 2012 was $3.83, $1.69, and $1.51, respectively. The fair values were estimated using the following range of assumptions:

Year Ended December 31,
	2014	2013	2012
Expected volatility(1)	50.56 - 50.94%	58.06 - 59.20%	54.13 - 58.75%
Expected term(2)	6.25 years	5.0 - 6.3 years	6.50 years
Risk-free interest rate(3)	1.98 - 2.26%	1.08 - 1.68%	0.94 - 1.60%
Dividend yield	—	—	—

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

        A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
	(in thousands)
Outstanding at January 1, 2014	5,758	$1.97	7.97 years
Granted	1,430	3.83
Exercised	(125)	0.15
Cancelled	(250)	0.46
Forfeited	(260)	6.12

Outstanding at December 31, 2014	6,553	2.31	7.53 years

Exercisable at December 31, 2014	3,658	1.44	6.79 years

Options expected to vest	2,895	3.40	8.45 years

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

        The aggregate intrinsic value of the stock options exercisable at December 31, 2014, 2013 and 2012 was $9.8 million, $6.5 million and $15.0 million, respectively. The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $0.4 million, $0.8 million and $5.7 million, respectively. The aggregate intrinsic value of options expected to vest at December 31, 2014 was $2.2 million.

        Performance Stock Units—As noted above, in 2013, the Company issued Performance Stock Units ("PSUs") to its CEO as part of his substitute compensation package. A summary of activity in PSUs is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2014	2,500	$2.79
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested December 31, 2014	2,500	$2.79

        The Company estimates the fair value of the PSUs as of the grant date utilizing the closing price of its common stock on that date.

        Restricted Stock Units—On June 20, 2014, the Company issued 846,000 RSUs to executives and employees under the 2013 Plan. These RSUs, which vest 25% per year over the next four years, as long as such executive or employee remains in the employ of the Company on each vesting date, have a grant date fair market price of $3.84 per share for an aggregate of $3.2 million to be recognized over the vesting period. On July 24, 2014, the Company agreed to issue 217,760 RSUs to an employee of the Company as replacement compensation for 250,000 stock options which were cancelled. These RSUs have a grant date fair market price of $3.57 per share and did not result in any incremental stock compensation expense.

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2014	314	$5.38
Granted	1,239	3.79
Vested	(161)	3.58
Forfeited	(337)	4.17

Nonvested December 31, 2014	1,055	$4.17

        The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of its common stock on that date.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Stock option and incentive plans (Continued)

        During the year ended December 31, 2014, the Company recognized aggregate share-based compensation expense related to stock options, RSUs and PSUs of $1.1 million, $0.9 million and $1.0 million, respectively. In 2013, total stock compensation expense of $2.6 million included $2.3 million for stock options, $0.3 million for RSUs and $22 thousand for PSUs. In 2012 stock compensation expense included only stock options. The total income tax benefit recognized in the income statement for share-based compensation costs was $0.2 million, $0.8 million and $0.4 million for 2014, 2013 and 2012, respectively. At December 31, 2014 there was $6.9 million of unrecognized share-based compensation expense, which includes $2.5 million for stock options, $3.0 million for RSUs and $1.4 million for PSUs. The weighted average period for this cost to be recognized is 1.6 years.

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

        In 2012, the Company adopted a non-compensatory stock purchase plan to facilitate the purchase of the Company's common stock by employees and directors, at a purchase price equal to the average market value over the five trading days preceding the purchase date. The maximum aggregate dollar amount of shares which can be purchased under the plan in any quarter may not exceed $0.5 million. No shares were purchased under this plan in 2013 and 2014 and the Company has discontinued this plan.

        The Company sponsors a defined contribution 401(k) plan, which covers all U.S. employees. The Company's matching contribution to the plan was $455 thousand, $362 thousand, and $219 thousand in 2014, 2013 and 2012, respectively.

15) Commitments

        Operating leases—The Company has non-cancelable operating lease agreements for office space in New York City, North Carolina, and New Jersey in the United States, Christchurch, New Zealand; London, England; and Sydney, Australia; which expire at various dates through 2024. Rent expense for leases with rent escalations is recognized on a straight-line basis over the term of the lease. Rent expense under operating leases for the years ended December 31, 2014, 2013, and 2012 was $1.8 million, $1.3 million, and $0.7 million respectively.

        The lease agreements require security deposits in the amount of $801 thousand at December 31, 2014, which is recorded in the balance sheet.

        The Company entered into a sub-lease that commenced on May 1, 2014 and will terminate on February 2018. The Company will receive rental income of $408 thousand and have operating rent expense of $353 thousand from the commencement date through the end of the lease.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

15) Commitments (Continued)

        The Company entered into a sub-lease that commenced on December 1, 2013 and will terminate on February 2018. The Company will receive rental income of $842 thousand and have operating rent expense of $920 thousand from the commencement date through the end of the lease. As of December 31, 2013, the Company has recorded a loss of $96 thousand related to the sublease that has been charged to rent expense.

        Future minimum lease payments and sublease income for leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2014 are as follows:

Year ending December 31,	Minimum Lease Commitments	Sublease	Minimum Net Rentals
	(in thousands)
2015	$2,168	$(309)	$1,859
2016	2,193	(318)	1,875
2017	2,106	(327)	1,779
2018	1,697	(56)	1,641
2019	1,598	—	1,598
Thereafter	5,372	—	5,372

	$15,134	$(1,010)	$14,124

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

16) Contingencies

        Sales tax—States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax provisions of $2.1 million and $1.5 million as of December 31, 2014 and 2013, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could assert that we are obligated to collect

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

16) Contingencies (Continued)

additional amounts as taxes from our customers and remit such taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

        Litigation and claims—In the ordinary course of business, Diligent is a party to pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Diligent's General Counsel and management are of the opinion that the final outcome will not have a material effect on the Company's financial position, results of operations or cash flows.

        NZX Listing Rules—On June 13, 2014, New Zealand time, the Company received notification from the NZX Limited ("NZX") in respect to alleged breaches of the NZX Listing Rules for the delayed release of the 2013 annual report, the 2013 full year preliminary announcement and the 2013 interim report. The notification informed the Company that the NZX has determined to refer the Company's alleged breaches to the NZ Markets Disciplinary Tribunal. Any actions by the NZX Limited, and any action taken by the NZ Markets Disciplinary Tribunal, does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, the Company may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require the Company's management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements, fines or other penalties.

        In September 2014 the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the breaches of the NZX Listing Rules by the Company relating to the delayed reports described above. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $100 thousand ($79 thousand USD) as a penalty to the NZX Discipline Fund and NZ $4 thousand ($3 thousand USD) towards the cost of NZXR, these amounts have been paid as of December 31, 2014.

17) Risks and uncertainties

        Interest rate risk—Interest rate risk is the risk that market interest rates will change and impact the Company's financial results by affecting the rate of interest charged or received by the Company. It is not expected that changes in interest rates will materially affect the Company's results of operations.

        Currency rate risk—The Company is subject to currency rate risk primarily from sales and operations in foreign countries including Canada, Europe, Australia, Singapore and New Zealand, and from cash balances maintained in foreign currencies. Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

        Concentrations of credit and other risks—Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable, money market funds, time deposits and a term deposit.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

17) Risks and uncertainties (Continued)

        The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2014 and 2013. No single customer generated more than 10% of revenue in 2014, 2013 or 2012.

        Our money market funds and time deposits which are classified as cash and cash equivalents and are maintained with high credit quality banking institutions in the United States, New Zealand and Great Britain. At times the cash balances may be in excess of the insurance limits at a particular bank.

18) Selected quarterly financial data (unaudited)

        Immaterial Correction of 2014 Quarterly Financial Data—Prior to the filing of our 2014 annual report on Form 10-K, we determined we had inappropriately classified all stock based compensation and employee incentive compensation within the general and administrative expenses financial statement line item instead of presenting the expenses in the same line or lines as the cash compensation paid to the employees. We determined the error to be immaterial to the condensed consolidated interim financial information for each respective previously reported quarterly period of 2014. The errors had no impact on consolidated operating income or net income. The impact of these corrections to the March 31, June 30, and September 30, 2014 condensed consolidated interim financial information is summarized below.

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

18) Selected quarterly financial data (unaudited) (Continued)

        The following changes have been made to our condensed consolidated interim financial information for the quarters ended March 31, June 30, and September 30, 2014:

	1st Quarter As Previously Reported	1st Quarter Corrected	2nd Quarter As Previously Reported	2nd Quarter Corrected
	(in thousands, except per share amounts)
Fiscal 2014
Revenues	$19,126	$19,126	$20,344	$20,344
Cost of revenues (excluding depreciation and amortization)	3,731	3,774	3,963	4,358

Gross profit	15,395	15,352	16,381	15,986
Operating expenses:
Selling and marketing	2,747	2,760	2,611	2,736
General and administrative	6,842	6,786	7,807	6,973
Research and development	1,313	1,313	1,460	1,774
Depreciation and amortization	527	527	661	661
Investigations and restatement	779	779	137	137

Total operating expenses	12,208	12,165	12,676	12,281
Operating income	3,187	3,187	3,705	3,705
Net income	1,944	1,944	2,505	2,505
Accrued preferred stock dividends	(88)	(88)	(82)	(82)
Net income attributable to common stockholders	1,856	1,856	2,423	2,423
Basic net income per share	$0.02	$0.02	$0.02	$0.02
Diluted net income per share	$0.02	$0.02	$0.02	$0.02

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

18) Selected quarterly financial data (unaudited) (Continued)

	3rd Quarter As Previously Reported	3rd Quarter Corrected	4th Quarter	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2014
Revenues	$21,423	$21,423	$22,161	$83,054
Cost of revenues (excluding depreciation and amortization)	4,133	4,655	4,707	$17,494

Gross profit	17,290	16,768	17,454	$65,560
Operating expenses:
Selling and marketing	2,726	2,948	3,967	$12,411
General and administrative	6,437	5,367	6,183	$25,309
Research and development	2,486	2,812	3,117	$9,016
Depreciation and amortization	765	765	831	$2,784
Investigations and restatement	—	—	—	$916

Total operating expenses	12,414	11,892	14,098	$50,436
Operating income	4,876	4,876	3,356	$15,124
Net income	2,702	2,702	1,775	$8,926
Accrued preferred stock dividends	(83)	(83)	(82)	$(335)
Net income attributable to common stockholders	2,619	2,619	1,693	$8,591
Basic net income per share	$0.02	$0.02	$0.01	$0.07
Diluted net income per share	$0.02	$0.02	$0.01	$0.07

DILIGENT BOARD MEMBER SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2014, 2013 & 2012 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

18) Selected quarterly financial data (unaudited) (Continued)

Selected Quarterly Financial data for Fiscal 2013

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2013
Revenues	$13,708	$15,629	17,235	18,185	$64,757
Cost of revenues (excluding depreciation and amortization)	2,773	2,999	3,244	3,943	12,959

Gross profit	10,935	12,630	13,991	14,242	51,798
Operating expenses:
Selling and marketing	2,279	2,338	2,473	2,527	9,617
General and administrative	3,697	4,596	5,371	6,473	20,137
Research and development	933	945	1,209	1,410	4,497
Depreciation and amortization	259	355	515	516	1,645
Investigations and restatement	1,632	712	939	2,288	5,571

Total operating expenses	8,800	8,946	10,507	13,214	41,467
Operating income	2,135	3,684	3,484	1,028	10,331
Net income	1,229	2,229	2,153	649	6,260
Accrued preferred stock dividends	(89)	(89)	(89)	(92)	(359)
Net income attributable to common stockholders	1,140	2,140	2,064	557	5,901
Basic net income per share	$0.01	$0.02	$0.02	$—	$0.05
Diluted net income per share	$0.01	$0.02	$0.02	$—	$0.05

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

BACKGROUND

        As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("the 2013 10-K"), management concluded that as of December 31, 2013, our internal controls over financial reporting were not effective due to material weaknesses in our control environment, control activities and information and communication relative to stock option grants and stock issuances. In addition, we lacked a sufficient complement of trained finance, accounting and tax personnel and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In particular, there were material weaknesses in our financial reporting control environment and the design, establishment, maintenance and communication of effective controls relating to revenue recognition, income taxes and certain transactions with our predecessor entity. In addition, our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. Management also evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2013. Further information relating to the identified material weaknesses in internal control over financial reporting, and related remedial measures, is contained in the 2013 10-K.

        As a result of these material weaknesses, revenue recognition and other accounting errors occurred, which led to our determination that our financial statements for the fiscal quarter ended March 31, 2013 and the fiscal years ended December 31, 2012, 2011 and 2010 would be restated and that financial statements for such fiscal years, as well as the fiscal years ended December 31, 2009, 2008 and 2007, should no longer be relied upon. On April 7, 2014, we completed the restatement by filing with the SEC Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 (the "2012 10-K Amendment") and Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2013 (the "10-Q Amendment"). The 2012 10-K Amendment and the 10-Q Amendment contain restated financial information for the fiscal years ended December 31, 2012 and 2011, the quarterly periods within such fiscal years and the quarterly period ended March 31, 2013. Other than the 2012 10-K Amendment and the 10-Q Amendment, we have not filed amendments to (i) our Quarterly Reports on Form 10-Q previously filed with the SEC for the interim periods in the affected periods, or (ii) our Annual Reports on Form 10-K previously filed with the SEC for the fiscal years included in the affected periods (collectively, the "Affected Reports"). Accordingly, investors should rely only on the financial information and other disclosures regarding the affected periods in the 2012 10-K Amendment and the 10-Q Amendment, and not on the Affected Reports or any reports, sales update press releases, or similar communications relating to the affected periods provided prior to February 28, 2014.

        As described herein, the Company has adopted or is in the process of adopting remedial measures intended to address the material weaknesses described in our prior filings with the SEC. However, management has determined that certain of these material weaknesses still existed as of December 31, 2014 because the remedial measures had not been fully implemented and tested as of such date. In addition, management determined that our disclosure controls were ineffective as of December 31, 2014 due to the continued existence of such material weaknesses.

        In connection with the preparation of this Annual Report, the Company evaluated under the supervision of and with participation from the Company's management, including our Chief Executive

Officer and Interim Chief Financial Officer, as to the effectiveness of the Company's disclosure controls and procedures. Based upon such evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting previously identified and not fully remediated, the Company's disclosure controls and procedures were not effective as of December 31, 2014.

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

        In connection with the preparation of this Annual Report, management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Management completed its assessment using the criteria set forth in "Internal Control—Integrated Framework (1992)" by COSO, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment. The COSO framework summarizes each of the components of a company's internal control system, including (1) the control environment, (2) risk assessment, (3) control activities, (4) information and communication, and (5) monitoring. Management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to the following material weaknesses identified in our 2013 10-K that were not remediated as of December 31, 2014:

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

  •
  Ineffective Control Activities Relating to Use of Spreadsheets.  Our accounting and financial reporting processes are dependent on the maintenance of spreadsheets that have become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. Among other areas, spreadsheets are utilized in determining the Company's revenue recognition from customer agreements and consolidated income tax provision. We have determined that there are insufficient change management or access controls in place, or such processes lack formal documentation, to prevent unauthorized modification of the data or formulas within these spreadsheets, and there is no review or approval process to detect unauthorized changes or errors.

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

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        Throughout 2014 and continuing in 2015, the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses in existence as of December 31, 2013. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management determined that four of the previously identified material weaknesses, relating to the control environment surrounding stock grants, ineffective control activities relating to equity grants, design and maintenance of controls relating to revenue recognition, and inadequate information and communication relating to revenue recognition and stock grants, had been remediated. Three previously identified material weaknesses, relating to the Company's accounting and financial reporting control environment, ineffective control activities relating to the use of spreadsheets, and design and maintenance of controls relating to taxes, had not been remediated.

        The Company is committed to improving its overall control environment and financial reporting processes. As part of this commitment, the Company is implementing or has implemented during the year ended December 31, 2014 the following remedial and other actions relating to the improvement of our internal controls:

        Control Environment Surrounding Stock Grants.    At December 31, 2013, management identified a material weakness in internal control over financial reporting in that senior personnel at the Company in charge of compliance issues did not have adequate expertise in relevant requirements and did not regularly consult with advisors in a manner that ensured compliance with applicable requirements relating to stock option grants and stock issuances. The Company did not reinforce that compliance was an important activity through personnel review, compensation activities or investment in compliance. During 2013 and 2014, the Company implemented the following remedial measures, which allowed management to determine that as of December 31, 2014, this material weakness had been remediated based on evaluation and testing of the controls in connection with equity grants made during 2014:

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

  •
  The Company has registered shares for issuance under its stock option and incentive plans with all applicable regulatory authorities and has taken steps to ensure that such issuances are in compliance with all applicable laws. The Company filed with the SEC a Form S-8 Registration

    Statement to register shares underlying unexercised options under the Company's 2007 Plan and 2010 Plan, and awards under the Company's 2013 Plan.

  •
  The Company obtained a validation order from the High Court of New Zealand in connection with the shares issued to New Zealand residents under the 2007 Plan and the 2010 Plan.

  •
  The Company has assisted its officers and directors in completing all outstanding filings in respect of past issuances of stock and options with the appropriate U.S. and New Zealand regulatory agencies, and has provided written information and assistance as to filing requirements applicable to officers and directors in order to assist them in staying current with all filing obligations on a going-forward basis.

  •
  Management has drafted, and the Compensation Committee has adopted, an equity grant policy to ensure compliance with applicable laws and NZX Listing Rules. Management, with the assistance of outside legal advisors in relevant jurisdictions, monitors compliance with this policy in connection with each grant of stock options and other awards.

        Ineffective Control Activities Relating to Equity Grants.    At December 31, 2013, management found a material weakness in internal control over financial reporting in that there were inadequate procedures for ensuring that stock option grants and stock issuances complied with applicable plan terms as well as applicable laws and listing rules. During 2013 and 2014, the Company implemented the following remedial measures, which allowed management to determine that as of December 31, 2014, this material weakness had been remediated based on evaluation and testing of the controls in connection with equity grants made during 2014:

  •
  Under the supervision of the Compensation Committee, the Company has adopted and is monitoring compliance with the equity grant policy described above.

  •
  The Company has adopted standard forms of equity grant documentation in compliance with the 2013 Plan and regulatory requirements

  •
  Management verifies plan availability and terms and New Zealand regulatory requirements when making new grants.

  •
  The Company's legal, human resources and finance functions communicate with each other on a regular basis in connection with each grant to ensure that grant terms are timely communicated and the proper expense amounts are calculated and reflected in the Company's financial statements.

  •
  Management has retained an outsourced stock option plan management system in order to assist in managing the Company's equity grant program on a standardized basis.

        Design and Maintenance of Controls Relating to Revenue Recognition.    At December 31, 2013, management found a material weakness in internal control over financial reporting in that the Company did not design, establish and maintain effective controls over revenue recognition. The inadequate levels of knowledge among Company personnel resulted in a failure to correctly apply accounting guidance relating to revenue recognition, including SAB Topic 13.A.3.F. relating to installation fees. The Company's procedures and controls were not adequately designed to ensure that all elements required for the recognition of revenue in accordance with SAB Topic 13 were timely identified and measured to ensure that revenue was recorded correctly within the appropriate period. During 2013 and 2014, the Company implemented the following remedial measures, which allowed management to determine that as of December 31, 2014, this material weakness had been remediated based on evaluation and testing of the related controls during 2014:

  •
  The Company has hired a contracts/accounts receivable manager with responsibility for overseeing proper accounting and billing of contracts.

  •
  The Company has implemented, maintained and monitored its compliance with written revenue recognition policies in accordance with GAAP, and has regularly communicated these policies to all accounting, sales and legal personnel.

  •
  The Company has implemented, maintained and monitored its compliance with written policies governing the contracting process, including the signing and dating of contracts and the retention of all necessary contract documents to support the recognition of revenue in the appropriate fiscal periods.

  •
  The Company has implemented regular training on its new contract and revenue recognition procedures in accordance with GAAP for its accounting, sales and legal personnel.

        Information and Communication Relating to Revenue Recognition and Stock Grants.    At December 31, 2013, management found a material weakness in internal control over financial reporting in that the Company did not maintain sufficient written revenue recognition policies in accordance with GAAP, proper policies were not clearly communicated to or understood by all sales and legal personnel responsible for the contracting process, and contract procedures were not well-documented in order to ensure that contracts were recorded in the appropriate fiscal quarter. There was not an open flow of information and communication between legal and finance personnel prior to the issuance of stock option grants. During 2013 and 2014, based on the remedial measures described above, including the adoption of written revenue recognition policies, written policies governing the contracting process, and a written equity grant policy, and the communication of those policies to relevant personnel, and the evaluation and testing of these measures during 2014, management determined that as of December 31, 2014, this material weakness had been remediated.

CONTINUING REMEDIATION

        Accounting and Financial Reporting Control Environment.    As of December 31, 2013, management found that the Company did not maintain sufficient levels of qualified personnel in its executive, accounting, finance and tax functions and did not establish adequate accounting and financial reporting policies and procedures as a general matter. In addition, the Company did not provide adequate oversight of accounting and financial reporting activities. Additionally, the Company did not maintain sufficient documentation surrounding the Company's adherence to its accounting policies and procedures, maintain records that would be sufficient to support the manner in which the Company recorded transactions, or communicate and apply proper accounting policies and procedures. During 2013 and 2014, management took the following actions to remediate this material weakness:

  •
  The Company hired two new accounting managers with experience in revenue recognition and public company accounting.

  •
  The Company documented its processes governing financial reporting, revenue recognition, equity, procure to pay, fixed assets, taxes and payroll.

  •
  The Company retained PricewaterhouseCoopers LLP in the first quarter of 2014 to assist management in applying proper accounting for incomes taxes and income tax provisions.

  •
  The Company continues to refine and adopt baseline controls to ensure that fiscal periods are properly and timely closed.

  •
  The Company retained PricewaterhouseCoopers LLP in November 2014 to assist it in documenting and identifying controls around the accounting and financial reporting environment.

        Notwithstanding these efforts towards remediation of the material weakness in the accounting and financial reporting control environment, the Company's efforts are not completed. In particular, in connection with the preparation of this Annual Report, management determined that it had not allocated stock based compensation expense and bonus expense by function, as is required by GAAP, but had presented such expenses as general and administrative expenses. The Company has corrected its financial information for the first three quarters of 2014 to re-allocate such expenses (see footnote 18 to the consolidated financial statements included herein), and determined that such correction was not material. On a going-forward basis, the Company will classify such expense to the proper functional department to which the relevant employees are allocated.

        Due to the error described above, errors related to the accounting for cumulative translation adjustments related to its foreign subsidiaries, and the Company's need to finalize its documentation and adoption of controls and to hire additional experienced accounting personnel, management found that the material weakness relating to the Company's accounting and financial reporting control environment persisted as of December 31, 2014. During 2015, the Company plans to complete its documentation of controls around the accounting and financial reporting environment, and to monitor and test these controls. The Company also plans to hire a Controller and to commence a search for its Chief Financial Officer position. Completion of remediation will require the implementation of these additional controls and actions, and testing them after they are in place to validate their design, implementation and operating effectiveness and sustainability.

        Ineffective Control Activities Relating to Use of Spreadsheets.    As of December 31, 2013, management found that our accounting and financial reporting processes were dependent on the maintenance of spreadsheets that had become inadequate to ensure accurate and timely financial reporting given the growth of the Company and the volume of transactions. Among other areas, spreadsheets are utilized in determining the Company's revenue recognition from customer agreements, consolidated income tax provision, and preparing the Company's period-end consolidation. We have determined that there were insufficient change management or access controls in place, or such processes lacked formal documentation, to prevent unauthorized modification of the data or formulas within these spreadsheets, and there was no review or approval process to detect unauthorized changes or errors. During 2013 and 2014, management took the following actions to remediate this material weakness:

  •
  The Company commenced implementation of a financial reporting and accounting application, which will automate important bookkeeping functions, including those involved in the calculation of revenue, deferred revenue and applicable sales tax when fully implemented.

  •
  The Company performed the year-end consolidation of its financial statements within its financial reporting and accounting application as of December 31, 2014.

  •
  The Company retained PricewaterhouseCoopers LLP in the first quarter of 2014 to assist management in verifying calculations in its revenue spreadsheets, pending full implementation of its financial reporting and accounting application.

        Notwithstanding these efforts towards remediation of the material weakness relating to the use of spreadsheets, the Company's efforts are not completed. Accordingly, management found that this material weakness persisted as of December 31, 2014. The Company is working to complete implementation of its financial reporting and accounting application, which is expected in the 1st quarter of 2015 and plans to implement change management and access control measures in 2015. In addition, the Company plans to retain a new stock plan administrator to automate stock based compensation expense calculations when provided with the terms of new stock grants. Completion of remediation will require the implementation of these additional controls and actions, and testing them after they are in place to validate their effectiveness and sustainability.

        Design and Maintenance of Controls Surrounding Taxes.    As of December 31, 2013, management found that the Company did not design, establish and maintain effective controls over accounting for income taxes. The inadequate levels of knowledge among Company personnel resulted in a failure to correctly apply accounting guidance relating to the income tax provision and deferred and current taxes. Additionally, the Company failed to collect and remit state sales tax in certain states where such taxes applied. During 2013 and 2014, management took the following actions to remediate this material weakness:

  •
  The Company retained PricewaterhouseCoopers LLP during the first quarter of 2014 to prepare its income tax provision and deferred and current tax calculations. The Company also consults with PricewaterhouseCoopers LLP on certain tax matters.

  •
  Company has worked with outside legal and accounting advisors to determine where sales tax may be due based on the jurisdictions in which the Company currently sells its product.

  •
  The Company has filed voluntary disclosure agreements with the identified states, and has accrued for potential tax and interest exposure as of December 31, 2014.

  •
  Upon full implementation of its financial reporting and accounting application, expected in the first quarter of 2015, functions relating to the calculation of sales taxes will be automated with proper inputs as to the applicability of various taxes.

        Notwithstanding these efforts towards remediation of the material weakness relating to the design and maintenance of controls surrounding taxes, the Company's efforts are not completed. Accordingly, management found that this material weakness persisted as of December 31, 2014. During 2015, the Company will continue to work with its advisors to verify where sales tax may be payable and to make appropriate remittances. In addition, the Company will work to improve its controls surrounding accounting for income taxes in connection with its remediation of the accounting and financial reporting control environment, by documenting controls and supplementing key accounting personnel, as indicated above. Completion of remediation will require the implementation of these additional key controls and actions, and testing them after they are in place to validate their effectiveness and sustainability.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2014

        As described above, the Company continued to implement its remedial plan during the quarter ended December 31, 2014. Measures taken during the fourth quarter include the continued implementation of a financial reporting and accounting application, the retention of Pricewaterhouse Coopers LLP to assist in identifying and documenting internal controls related to the accounting and financial reporting environment, and the documentation of the processes governing financial reporting, revenue recognition, equity, procure to pay, fixed assets, taxes and payroll.

ITEM 9B.    OTHER INFORMATION

        Not applicable

PART III

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

Dated: March 16, 2015	DILIGENT BOARD MEMBER SERVICES, INC.
	By:	/s/ ALEXANDER SANCHEZ Alexander Sanchez, Interim Chief Financial Officer (Principal Financial Officer)

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

Name	Title	Date

/s/ ALESSANDRO SODI Alessandro Sodi	Chief Executive Officer, President, Director (Principal Executive Officer)	March 16, 2015
/s/ ALEXANDER SANCHEZ Alexander Sanchez	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
/s/ DAVID LIPTAK David Liptak	Director and Chairman	March 16, 2015
/s/ A. LAURENCE JONES A. Laurence Jones	Director	March 16, 2015

Name	Title	Date

/s/ HANS KOBLER Hans Kobler	Director	March 16, 2015
/s/ GREG PETERSEN Greg Petersen	Director	March 16, 2015
/s/ MARK RUSSELL Mark Russell	Director	March 16, 2015
Mark Weldon	Director

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2012).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2012).
4.1	Form of common stock certificate (incorporated herein by reference to Exhibit 4.7 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
10.1
Contribution Agreement, dated October 1, 2007, between Diligent Board Member Services, LLC and Diligent Board Member Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
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
10.6
Investor Rights Agreement, dated March 9, 2009, among Diligent Board Member Services, Inc., Spring Street Partners, L.P. and Carroll Capital Holdings, LLC (incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the SEC on March 13, 2009).
10.7
Employment Agreement, dated May 15, 2013, between Diligent Board Member Services, Inc. and Carl D. Blandino (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2013).
10.8
Transition Agreement, dated April 29, 2014, between, between Diligent Board Member Services, Inc. and Carl D. Blandino (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 2, 2014).
10.19
Employment Agreement, dated June 17, 2013, between Diligent Board Member Services, Inc. and Thomas N. Tartaro (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014).
10.10	Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated herein by reference to Annex A to the Company's Definitive Proxy Statement filed with the SEC on June 4, 2013).

Exhibit Numbers	Exhibits
10.11	Replacement Grant Agreement, dated May 3, 2013, between Alessandro Sodi and Diligent Board Member Services, Inc. (incorporated herein by reference to Annex B of the Company's Definitive Proxy Statement filed with the SEC on June 4, 2013).
10.12
Amendment to Replacement Grant Agreement, dated December 23, 2013, between Alessandro Sodi and Diligent Board Member Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 2013).
10.13	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2013).
10.14
Form of Award Agreement (Option Award) under the Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014).
10.15	Form of Award Agreement (Restricted Stock Unit Award) under the Diligent Board Member Services, Inc. 2013 Incentive Plan.*
10.16
Employment Agreement, dated June 20, 2014, between Diligent Board Member Services, Inc. and Alessandro Sodi (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2014).
10.17
Settlement Agreement, dated September 5, 2014, between Diligent Board Member Services, Inc. and NZX Limited (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2014).
10.18
Employment Agreement, dated September 15, 2014, between Diligent Board Member Services, Inc. and Greg B. Petersen (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014).
21	Subsidiaries of Diligent Board Member Services, Inc.*
23.1	Consent of Deloitte & Touche LLP*
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (included on the Signatures page of this Annual Report on Form 10-K).*
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.INS	XBRL Instance Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.SCH	XBRL Schema Document

*
Filed herewith