Form 10-Q
period 2015-03-31
Diligent Board Member Services, Inc.
filed 2015-05-11
CIK 1433269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING AS OF MAY 8, 2015 WAS 86,934,274.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature. There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•      As of December 31, 2014 we identified multiple material weaknesses in our internal control over financial reporting and concluded that our disclosure controls were not effective; in connection with preparation of this Form 10-Q we concluded that our disclosure controls were not effective as of March 31, 2015; we must address the material weaknesses in our internal control over financial reporting and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;

•      If our security measures are breached and unauthorized access is obtained to a client’s data or our data or our IT systems, our services may be perceived as not being secure, clients may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities;

•  The anticipated launch of our Diligent Teams offering will require significant investment, may not occur in the timeframe we expect, and may not meet with commercial success;

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

•      We are subject to the New Zealand Stock Exchange (“NZX”) Listing Rules and compliance with securities and financial reporting laws and regulations in the U.S. and New Zealand and face higher costs and compliance risks than a typical U.S. public company due to the need to comply with these dual regulatory regimes and as previously disclosed, we have failed to comply with certain of these requirements in the past, and could face potential regulatory actions and/or contingent liabilities as a result of past or any future violations;

•      Our business is highly competitive and we face the risk of declining customers renewals or upgrades; and

•      We may fail to manage our growth effectively.

We also refer you to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”) for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.  The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZX Listing Rules.

ii

PART I—FINANCIAL INFORMATION

Diligent Board Member Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014

A S S E T S
Current assets:
Cash and cash equivalents	$65,245	$70,809
Accounts receivable, net	3,574	1,754
Deferred commissions	1,335	1,353
Prepaid expenses and other current assets	4,500	3,233
Deferred tax assets	3,048	2,768
Total current assets	77,702	79,917

Property and equipment, net	11,492	12,203
Intangible assets, net	1,400	260
Deferred tax assets	6,364	6,804
Security deposits	814	801
Other non-current assets	962	436
Total assets	$98,734	$100,421

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,062	$2,197
Accrued expenses and other liabilities	11,606	11,468
Income taxes payable	990	1,552
Deferred revenue	30,058	32,238
Obligations under capital leases	401	623
Total current liabilities	44,117	48,078

Non-current liabilities:
Deferred revenue, less current portion	11,643	12,138
Obligations under capital leases	—	34
Other non-current liabilities	2,696	3,899
Total non-current liabilities	14,339	16,071
Total liabilities	58,456	64,149
Commitments and contingencies	—	—
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 30,000,000 shares issued and outstanding (liquidation value $4,583)	3,000	3,000
Stockholders’ equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 86,915,514 and 86,895,778 shares issued and outstanding	87	87
Additional paid-in capital	34,184	32,631
Retained earnings	4,800	1,706
Accumulated other comprehensive loss	(1,793)	(1,152)
Total stockholders’ equity	37,278	33,272
Total liabilities, redeemable preferred stock and stockholders’ equity	$98,734	$100,421

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenues	$22,827	$19,126
Cost of revenues (excluding depreciation and amortization)	4,396	3,780
Gross profit	18,431	15,346

Operating expenses:
Selling and marketing	3,782	3,157
General and administrative	5,920	6,290
Research and development	2,951	1,406
Depreciation and amortization	850	527
Restatement	—	779
Total operating expenses	13,503	12,159

Operating income	4,928	3,187

Other income, net:
Interest expense, net	(4)	(15)
Other income, net	25	—
Foreign exchange transaction gain	44	68
Total other income, net	65	53

Income before provision for income taxes	4,993	3,240
Provision for income taxes	1,899	1,296
Net income	$3,094	$1,944

Accrued preferred stock dividends	(83)	(88)
Net income attributable to common stockholders	$3,011	$1,856

Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.02	$0.02
Weighted average shares outstanding:
Basic	116,976	116,481
Diluted	121,496	119,235

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$3,094	$1,944
Other comprehensive (loss):
Foreign exchange translation adjustment	(641)	(136)
Comprehensive income	$2,453	$1,808

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Three months Ended March 31, 2015

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-in-	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Loss	Equity
Balance at January 1, 2015	86,896	87	32,631	1,706	(1,152)	33,272
Comprehensive income				3,094	(641)	2,453
Share based compensation			1,556			1,556
Shares issued to the board of directors	20	—	80			80
Preferred stock dividend ($0.01 per share)			(83)			(83)
Balance at March 31, 2015	86,916	87	34,184	4,800	(1,793)	37,278

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$3,094	$1,944
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	160	(552)
Depreciation and amortization	850	527
Share-based compensation	1,556	836
Other	—	14
Changes in operating assets and liabilities:
Accounts receivable	(1,820)	426
Deferred commissions	18	179
Prepaid expenses and other current assets	(1,267)	(124)
Other non-current assets	(526)	—
Accounts payable and accrued expenses	411	(913)
Income taxes receivable/payable	(562)	1,538
Deferred revenue	(2,675)	2,017
Other non-current liabilities	(1,231)	1,033
Net cash (used in) provided by operating activities	(1,992)	6,925
Cash flows from investing activities:
Proceeds from maturity of short-term investments	—	5,997
Restricted cash-security deposits	15	(78)
Purchases of property and equipment	(1,201)	(1,565)
Capitalized software development costs	(1,154)	—
Net cash (used in) provided by investing activities	(2,340)	4,354
Cash flows from financing activities:
Payment of preferred stock dividend	(335)	(359)
Payments of obligations under capital leases	(256)	(211)
Payments of obligations under software licensing agreements	—	(41)
Net cash used in financing activities	(591)	(611)
Effect of exchange rates on cash and cash equivalents	(641)	(136)
Net (decrease) increase in cash and cash equivalents	(5,564)	10,532
Cash and cash equivalents at beginning of period	70,809	43,583
Cash and cash equivalents at end of period	$65,245	$54,115

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$8	$21
Income taxes	$2,348	$121
Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$267
Accounts payable for property and equipment	$103	$157

See accompanying notes to condensed consolidated financial statements

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1)                                                             Organization and nature of the business

Diligent Board Member Services, Inc. (“we,” “Diligent” or the “Company”) provides one of the world’s most widely used board portals. The Company develops and commercializes the Diligent Boardbooks system, a secure software application available online, on iPad and Windows 8.1 supported devices. The application allows board members, management and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services, including securely hosting the clients’ data, and customer service and support for the application.

The Company was incorporated in the State of Delaware on September 27, 2007 and is listed on the NZX Main Board. On December 12, 2007, Diligent completed an offshore public offering in connection with its listing on the NZX Main Board. Diligent’s corporate headquarters are located in New York, New York.

The Company has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides customer support and research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty Ltd. (“DBA”), which provide sales, marketing and customer support services in their respective regions. The Company’s Singapore subsidiary, Diligent APAC Board Services Pte. Ltd. (“APAC”) provides sales support in the Asia-Pacific region. The Company’s subsidiary in Hong Kong, Diligent APAC Limited was established in 2012 to support the Company’s Asia-Pacific sales and marketing and commenced operations during the first quarter of 2015. On February 4, 2014, the Company established a German subsidiary, Diligent Boardbooks GmbH (“DBG”), to offer dedicated, private data hosting solutions and data recovery support, primarily for European customers.

Diligent’s consolidated financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency.

2)                                                             Restatement

In August, 2013, the Company announced that its historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April of 2014. Costs for the restatement and re-audits incurred during the three months ended March 31, 2015 and 2014 were $0 and $0.8 million, respectively. These costs were comprised of professional fees incurred for accounting, auditing and consulting services.

3)                                                             Significant accounting policies

Basis of presentation —The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Effective January 1, 2015, the Company began allocating facility and related costs and certain costs associated with its Enterprise Resource Planning system to Cost of revenues, Selling and marketing, General and administrative, and Research and development.  Previously such costs had been presented within General and administrative expenses.  Such costs are allocated based on a department’s proportionate share of total employee headcount. The Company also changed the presentation of sales related incentive commissions paid to account management personnel from Cost of revenues to Selling and marketing. The Company determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of its operations. To conform the 2014 presentation to the current quarter’s presentation, $496 thousand was reclassified from General and administrative, of which $6 thousand was included in Costs of revenues, $397 thousand was included in Selling and marketing, and $93 thousand was included in Research and Development for the three months ended March 31, 2014. Such reclassifications had no effect on previously reported operating income, net income or retained earnings.

Principles of consolidation —The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents —The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk.

Fair value of financial instruments — The fair value of the Company’s accounts receivable, accounts payable and accrued expenses and other liabilities approximates book value due to their short term settlements.

Property and equipment — Property and equipment consists of computer and office equipment, leasehold improvements and purchased internal-use computer software. Property and equipment are carried at cost, less accumulated depreciation and amortization and any impairment losses.

Depreciation and amortization — Depreciation on property and equipment is computed on a straight line basis at rates adequate to recover the cost of the assets over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over estimated useful lives of the assets or the term of the underlying lease, whichever is shorter. Amortization of internal-use computer software is computed on the straight-line method over its estimated useful life, which is three years. Expenditures for repair and maintenance costs are expensed as incurred.

Impairment of long-lived assets — The Company periodically reviews the carrying amounts of its tangible and intangible assets to determine whether events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Revenue recognition — The Company derives its revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to its cloud-based application that are generally one year in length. Its arrangements do not include a general right of return and generally automatically renew unless the Company is notified 30 days prior to the expiration of the initial term. The Company’s subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company’s service and training of its customers.

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

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Diligent’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, Diligent’s renewal history with its customers has been and remains at very high rates. As a result, we believe that Diligent’s customers will renew numerous times during their tenure with us. Consequently, Diligent has had a very low annual attrition rate which historically has been less than 5.0%. After considering these factors, we determined that a nine year estimated customer life was appropriate as of March 31, 2015. The Company evaluates its estimated customer life on an annual basis.

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

Accounts receivable — The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from Diligent’s customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At each of March 31, 2015 and December 31, 2014, the Company has recorded a provision for doubtful accounts of $0.1 million.

Research and development — Research and development expenses are incurred as the Company upgrades and maintains its software and evaluates and develops other potential applications. Such expenses include compensation and employee benefits of engineering and testing personnel, including share-based compensation, materials, travel and direct costs associated with the design and required testing of the product line. Research and development also includes allocated indirect costs such as facility and related costs that are clearly related to research and development activities.

Internal-Use Software Development Costs - The Company begins to capitalize costs incurred for computer software developed for internal use when the preliminary development efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used as intended. Capitalization ceases when a computer software project is substantially complete and ready for its intended use. These costs are amortized over the estimated useful life of the related asset. Costs incurred prior to meeting these criteria are expensed as incurred and recorded in research and development expense in the Company’s consolidated statements of income.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Operating leases —The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term.

Income taxes —The Company files U.S. federal and state income tax returns. Foreign operations file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is recorded if it is considered more likely than not that some or all of a deferred tax asset may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of an uncertain tax position taken or expected be taken in income tax returns are recognized only if it is “more likely-than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes the benefit of an uncertain tax position in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

Foreign exchange — The Company’s wholly-owned subsidiaries, DBL, DBMS NZ, DBG and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZD), Euro (EUR), and Australian Dollar (AUD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. The functional currency of the Company’s Singapore subsidiary is the U.S. dollar.

Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

Share-based compensation — The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units and performance stock units is estimated using the market price of the Company’s common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Segment reporting —Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”), or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering and the fact that the Company’s CODM, which is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and allocation of resources, management has concluded that the Company has one reportable operating segment.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except that 0.1 million and 0.4 million stock options have been excluded in 2015 and 2014, respectively because their effect is antidilutive.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	March 31,
	2015	2014
	(in thousands)
Basic weighted average common shares outstanding	86,976	84,584
Basic weighted average preferred shares outstanding	30,000	31,897
Basic weighted average shares outstanding	116,976	116,481
Dilutive effect of stock options	2,712	2,627
Dilutive effect of performance stock units	1,242	—
Dilutive effect of restricted stock units	566	127

Dilutive weighted average shares outstanding	121,496	119,235

Recent accounting pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of this standard on its ongoing financial reporting.

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of other recently issued accounting pronouncements are not expected to have a material impact on the consolidated financial position, results of operations, and cash flows, or do not apply to the Company’s operations.

4)                                                             Intangible assets

During 2014 the Company acquired certain intangible assets. The Company’s acquired intangible assets at March 31, 2015 and December 31, 2014 are comprised of the following:

	March 31,	December 31,	Weighted Average
	2015	2014	Useful Life
	(in thousands)		(in years)
Domain names	$275	$275	5
Less: accumulated amortization	(29)	(15)
Domain names, net	246	260

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The related amortization expense of intangibles for the three months ended March 31, 2015 and 2014 was less than $0.1 million and $0, respectively. The Company’s estimate of future amortization expense for acquired intangible assets that exist at March 31, 2015 is as follows:

(in thousands)
April 1, 2015 to December 31, 2015	$41
2016	55
2017	55
2018	55
2019	40
Total	$246

During the first quarter of 2015, the Company began to capitalize costs related to the development of a new SaaS collaboration tool, Diligent Teams.  The project is expected to substantially complete by the third quarter of 2015. The amount of capitalized costs at March 31, 2015 was $1.2 million. No such costs were capitalized during the quarter ended March 31, 2014 or as of December 31, 2014.

5)                                                             Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of March 31, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

Level 1 inputs were utilized to determine the fair value of the Company’s investments in U.S. treasury bills, U.S treasury money market funds, and term deposits.  Due to the short-term nature of these investments, which mature between 90 days and 365 days, amortized cost is used to estimate the fair value.

At March 31, 2015, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $36.0 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

At December 31, 2014, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $32.5 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6)                                                             Redeemable Preferred Stock

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

Anti-Dilution Provision—In the event of a future offering of the Company’s stock at a price per common share which is less than the Preferred Share conversion rate immediately before such offering, the conversion price for the Preferred Shares is adjusted according to a weighted average formula.

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

Additionally, the Company analyzed the conversion feature and determined that the effective conversion price was higher than the market price at date of issuance; therefore no beneficial conversion feature was recorded. However, if the Company were to pay Preferred Stock dividends by issuing PIK shares, the issuance of such PIK shares would result in a beneficial conversion feature if the fair value of the Company’s common stock at the dividend declaration date exceeds the per share conversion price of the Preferred Shares. The Company has classified the Preferred Shares as temporary equity because they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. As noted above, the holders of the Preferred Shares may demand redemption at any time after 60 months from the date of issue. The carrying value of the securities, which were initially recorded at their face value net of issuance costs, was increased to the redemption value over the period from the date of issuance to the earliest potential date of redemption.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In 2015, the Company anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $0.1 million for the three months ended March 31, 2015 are included in accrued expenses.

In March 2014, Carroll Capital Holdings and Spring Street Partners, L.P. converted 889,219 and 1,777,904 shares of Series A Preferred Stock, respectively, to an equivalent number of shares of common stock.

7)            Stock option and incentive plan

On May 3, 2013, the Board adopted the Diligent Board Member Services, Inc. 2013 Incentive Plan (the “Plan”), which was approved by the Company’s stockholders in June 2013. An aggregate of 8.5 million shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates. As of March 31, 2015 0.1 million shares were available for future issuances of awards under the Plan. Of the shares available under the Plan, 4.1 million were utilized in connection with the replacement incentive awards issued in accordance with the former CEO Substitute Remuneration Package as discussed below.

Awards under the Plan may be made in the form of stock options (which may constitute incentive stock options or nonqualified stock options), share appreciation rights, restricted shares, restricted share units, performance awards, bonus shares and other awards. In addition, certain awards under the Plan may be denominated or settled in cash, including performance awards.

The Company’s standard remuneration package for non-executive directors consists of both a cash component, designed to compensate members for their service on the Board and its Committees, and an equity component. The total value of the standard remuneration package is $130 thousand per annum, $50 thousand of which will be payable in cash and $80 thousand in common stock.

In December of 2012 the Company’s Board of Directors authorized a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine whether they were in accordance with the relevant incentive plans. The Special Committee found that three option awards—one under the 2007 Plan, and two under the 2010 Plan—exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the former Chief Executive Officer (CEO) exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the former CEO exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another officer exceeded the cap in the 2010 Plan by 250 thousand shares.

In May 2013, the Company and the Company’s former CEO entered into a Replacement Grant Agreement providing for the cancellation of the affected stock options and the issuance of a replacement award, which was to become effective upon the occurrence of certain future events.

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

On December 23, 2013, the Company and the former CEO entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package to be provided to the Company’s former CEO in substitution for certain awards that exceeded the applicable plan caps.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the “Grant Date”), the former CEO’s fully vested option to purchase 2.4 million shares of the Company’s common stock for an exercise price of U.S. $0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, the former CEO received:

•                  An option to purchase 1.6 million shares of common stock having an exercise price of U.S. $2.79, which was the Company’s closing price per share expressed in U.S. dollars on the last trading day on the NZX Main Board immediately prior to the Grant Date (the “Exercise Price”) of December 23, 2013. The option vested on December 31, 2013, and will have a term of ten years from the Grant Date.

•                  A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The former CEO’s right to receive such cash award was contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. This revenue target was achieved and the cash award will be paid in three equal annual installments. The first installment in the amount of $1.4 million was paid in August 2014, the second installment was paid in the first quarter of 2015 and the final installment will be paid in the first quarter of 2016, or, if earlier, upon a change in control of the Company or the former CEO’s separation from service. Effective March 31, 2015, the former CEO became the Company’s Chief Product Strategy Officer. Any payment due on any installment date will be proportionally reduced if the sum of the Company’s stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

In addition, the former CEO held an option to purchase 3 million shares of the Company’s common stock for an exercise price of U.S. $0.82 per share, which remained subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the former CEO received:

•                  Performance share units (“PSUs”) for 2.25 million shares of common stock issuable contingent on Diligent achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. Effective June 30, 2014, the Company’s revenues met the performance requirement of at least seven percent (7%) growth over the performance period as compared to the period from July 1, 2012 through June 30, 2013. The PSUs were determined to be earned and the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, upon a change in control of the Company or the former CEO’s separation from service.

•                  PSUs for up to 250 thousand shares of common stock contingent on Diligent achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return (“TSR”) growth in four one-year measurement periods beginning April 1, 2013 (the “Level 2 PSU Agreement”). TSR growth is measured based on Diligent’s stock price performance during the 20 trading days prior to the relevant measurement date. The Level 2 PSU Agreement provides that 62.5 thousand shares of common stock (the “Level 2 Performance Shares”) will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the former CEO’s separation from service.

On March 31, 2015, the Company and the former CEO entered into a Deferred Share Award Agreement (the “Deferred Share Award Agreement”) to give effect to the Company’s agreement that the former CEO would have been eligible to receive the first tranche of the Level 2 Performance Shares pursuant to the Level 2 PSU Agreement, after giving effect to the restatement of the Company’s financial statements.  The Company calculated a new baseline EPS for the period beginning April 1, 2013 through March 31, 2014 using post-restatement amounts (the “New Baseline EPS”) and concluded that the former CEO earned the first tranche of 62,500 shares of common stock, based on the achievement of 15% growth of fully diluted EPS during the period from April 1, 2013 through March 31, 2014.

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The agreement to utilize the New Baseline EPS is considered an award modification and triggers a revaluation of the Level 2 Performance Shares on the modification date, which in this instance was March 31, 2015.  Consequently, the Company revalued the Level 2 Performance Shares and is expensing the Level 2 Performance Shares based on the grant date fair value of the original award plus the incremental fair value of the modified award.  The incremental expense associated with the revaluation of the Level 2 Performance Shares resulted in an additional expense of $0.3 million to be recognized over their original expected vesting dates.

In connection with the entry into an employment agreement with the Company’s new CEO, and an amendment to the employment agreement of its former CEO, now its Founder and Chief Product Strategy Officer, on March 31, 2015, the Company granted PSUs providing for the issuance of up to an aggregate of 675 thousand shares of common stock, with a grant date fair value of $2.7 million, to the new CEO and the Chief Product Strategy Officer.  The shares of common stock underlying the PSUs are issuable contingent on the Company achieving revenue thresholds based on reported revenue over a trailing 12 month period measured at each quarter end date beginning on March 31, 2015 and ending on March 31, 2021. There are four performance thresholds and the performance share units will vest 25% upon the achievement of each performance threshold. The Company has determined that all four of the performance measures are probable to be met within the next four years and has begun recording compensation expense for each tranche on a graded basis from the grant date through the date each threshold is expected to be achieved. Vesting periods for the above mentioned PSUs’ range from one year to approximately four years.

The liability for the performance cash award of $1.4 million is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets as of March 31, 2015. The Company recorded compensation expense of $0.4 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively, relating to the replacement award. The expense associated with all PSUs are expected to result in compensation expense of $1.7 million for the remainder of 2015, $1.4 million in 2016, $0.7 million in 2017, and $0.2 million in 2018.

The vesting of the options, performance cash award and PSUs described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or termination without cause or resignation for good reason.

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

A summary of stock option activity for the quarter ended March 31, 2015 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual term
	(in thousands)
Outstanding at January 1, 2015	6,553	$2.31	7.53 years
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Forfeited	(20)	3.87	9.73 years
Outstanding at March 31, 2015	6,533	2.30	7.27 years
Exercisable at March 31, 2015	4,458	1.64	6.62 years
Options expected to vest	6,206

Performance Stock Units — As noted above, in 2013, the Company issued PSUs to its former CEO as part of his substitute compensation package and in 2015 to its new CEO and its Chief Product Strategy Officer.  A summary of PSU activity for the three months ended March 31, 2015 is as follows:

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)

Nonvested January 1, 2015	2,500	$2.79

Granted	675	4.05

Vested	(63)	2.79

Forfeited	—	—

Nonvested March 31, 2015	3,112	$3.06

The Company estimates the fair value of the PSU’s as of the grant date utilizing the closing price of its common stock on that date.

Restricted Stock Units — On June 20, 2014, the Company issued 846,000 RSUs to executives and employees under the 2013 Plan. These RSUs, which vest 25% per year over the next four years, as long as such executive or employee remains in the employ of the Company on each vesting date, have a grant date fair market price of $3.84 per share for an aggregate of $3.2 million to be recognized over the vesting period.

On July 24, 2014, the Company agreed to issue 217,760 RSUs to an officer of the Company as replacement compensation for 250,000 stock options which were cancelled. These RSUs have a grant date fair market price of $3.57 per share and did not result in any incremental stock compensation expense.

On March 31, 2015, the Company issued an aggregate of 675,000 RSUs to its new CEO and to its Chief Product Strategy Officer under the Plan. These RSUs, which vest 25% per year over the next four years for the Chief Product Strategy Officer and 25% after 9 months and 25% each year commencing with the second anniversary of the date of grant for the new CEO, as long as each remains in the employ of the Company on each vesting date. These awards have a grant date fair value of $4.05 per share for an aggregate of $2.7 million to be recognized over the vesting period. A summary of RSU activity is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested January 1, 2015	1,055	$4.17
Granted	712	4.06
Vested	—	—
Forfeited	(10)	3.87
Nonvested March 31, 2015	1,757	$4.13

The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of its common stock on that date.

For the three months ended March 31, 2015, the Company recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $573 thousand, $424 thousand and $559 thousand, respectively. For the three months ended March 31, 2014, the Company recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $324 thousand, $120 thousand and $295 thousand, respectively. At March 31, 2015, there was $10.8 million of unrecognized share-based compensation expense which includes $1.8 million for stock options, $4.0 million for PSUs and $5.0 million for RSUs. The weighted average period for this cost to be recognized is 1.22 years.  Such amounts do not include any impact of the former CEO performance cash award.

8)            Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate. The income tax provision for the three months ended March 31, 2015 provides income taxes at an effective rate of 38%. The Company recorded a net income tax provision for the three months ended March 31, 2014, based on an effective tax rate of 40%.

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

Diligent and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company’s U.S. federal and state income tax returns for the tax years 2011 and forward are open for examination by the taxing jurisdictions. The Company’s foreign income tax returns are open for examination by the local taxing jurisdictions for the following years: New Zealand — 2009 and forward; U.K. — 2011 and forward; Australia — 2009 and forward.

9)            Contingencies

Sales tax risk—States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. The Company’s cumulative provisions as of March 31, 2015 and December 31, 2014 were $2.2 million and $2.1 million, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that the Company could face sales tax audits and that its liability for these taxes could exceed our estimates as state tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit such taxes to those authorities. The Company could also be subject to audits with respect to states and international jurisdictions for which it has not accrued tax liabilities. A successful assertion that the Company should be collecting additional sales or other taxes on its services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing the Company’s application or otherwise harm our business and operating results.

Litigation and claims— In the ordinary course of business, Diligent is a party to pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, management is of the opinion that the final outcome will not have a material effect on the Company’s financial position, results of operations or cash flows.

NZX Listing Rules —On June 13, 2014, New Zealand time, the Company received notification from the NZX Limited (“NZX”) in respect to alleged breaches of the NZX Listing Rules for the delayed release of the 2013 annual report, the 2013 full year preliminary announcement and the 2013 interim report. The notification informed the Company that the NZX has determined to refer the Company’s alleged breaches to the NZ Markets Disciplinary Tribunal. Any actions by the NZX Limited, and any action taken by the NZ Markets Disciplinary Tribunal, does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, the Company may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require the Company’s management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements, fines or other penalties.

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

Diligent Board Member Services, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10)            Subsequent Events

Amendment No. 1 to the 2013 Incentive Plan

On February 27, 2015, the Board adopted Amendment No. 1 (the “Amendment”) to the 2013 Incentive Plan (see note 7). The stockholders of the Company’s approved the Amendment at the 2015 Annual Meeting on April 28, 2015 (New Zealand time), at which time the Amendment became effective. The Amendment increases the number of shares of common stock available for issuance under the Plan by 7,000,000 shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Certain amounts from the prior period have been reclassified to conform to the current period presentation. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Risk Factors” in Part I, Item 1A of the 2014 Form 10-K.

Overview

We develop and commercialize the Diligent Boardbooks solution, a secure software application available online and compatible with iPad and Windows 8.1 supported devices. The Diligent Boardbooks portal is one of the world’s most widely used board portals, allowing board members, management and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services, including securely hosting the clients’ data, and customer service and support for the application.

Our goal is to help companies streamline the creation and delivery of board materials through an easy-to-use and secure online software platform. Key elements of our strategy include:

•                  Strengthening the existing product and offering new functionality,

•                  Further building our existing client base through geographic expansion and new client acquisition,

•                  Deepening relationships with our existing client base, and

•                  Minimizing client cancellations by offering superior customer service and support.

We use the Software-as-a-Service (“SaaS”) model to distribute our Diligent Boardbooks application to the market and maintain the security and integrity of our clients’ data. Under this model, we offer annual renewable subscriptions for client access to our Diligent Boardbooks service which is hosted on our servers held in a secure data center, and offer a complete suite of related services including training, support, data migration and data security/backup.

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

On December 12, 2007 we completed an offshore offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the NZX Main Board under the symbol “DIL.” As a result, we are subject to the regulation and reporting requirements imposed by the NZX. While our common stock trades on a periodic basis on the over-the counter bulletin board (“OTCBB”), there is no established public trading market for our common stock in the United States. However, because Diligent is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the United States and is subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934. We are subject to the NZX Listing Rules, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

In February 2015, we announced that we plan to introduce a new SaaS collaboration solution called Diligent Teams during the third quarter of 2015. In 2014, we more than doubled our research and development headcount, partially due to our exploratory work on the design of the Diligent Teams product. During the first quarter of 2015, we have continued to increase our investment in research and development, and plan on continuing such investment. Our Diligent Teams product does not yet have beta users. There can be significant time lags and unexpected development costs incurred between initial beta releases and the commercial availability of new products. While we are enthusiastic about the planned launch of the Diligent Teams product and believe that the product will be welcomed by many of our existing clients and new clients, our Diligent Teams product may not be introduced on our expected timetable, or meet with commercial success.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are consistent with those disclosed in our 2014 Form 10-K, except that the Company has begun to capitalize costs associated with the application development stage of a project and will begin amortizing those costs when the software is ready for use and placed in service (see “Note 3—Significant Accounting Policies—Internally Developed Software” to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q).  The Company also considers the reclassification of certain indirect costs within the condensed consolidated statements of income to be a change in accounting presentation.  For further information about the reclassification refer to “Note 3—Significant Accounting Policies—Basis of presentation” to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Revenue Recognition — The Company derives its revenues primarily from subscription fees and installation fees, including training. The Company sells subscriptions to its cloud-based application that are generally at least one year in length. Its arrangements do not include a general right of return and generally automatically renew unless the Company is notified 30 days prior to the expiration of the subscription term. The Company’s subscription agreements do not provide the customer the right to take possession of the software that supports the application. Installation fees consist of the configuration of the Company’s service and training of its customers.

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

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Normally, the Company’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, the Company’s renewal history with its customers has been and remains at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with the Company and consequently have a very low annual attrition rate. After considering these factors, the Company determined that a nine year estimated customer life was appropriate.

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

Accounts receivable — The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At each of March 31, 2015 and December 31, 2014, the Company has recorded a provision for doubtful accounts of $0.1 million. The Company also discloses gross accounts receivable which consists of all billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at March 31, 2015, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivables, net	$21,663	$(18,089)	$3,574

Deferred revenue — current	$48,147	$(18,089)	$30,058
Deferred revenue — less current portion	$11,643	$—	$11,643
Total deferred revenue	$59,790	$(18,089)	$41,701

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2014, is as follows:

	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivable, net	$19,833	$(18,079)	$1,754

Deferred revenue — current	$50,317	$(18,079)	$32,238
Deferred revenue — less current portion	$12,138	$—	$12,138
Total deferred revenue	$62,455	$(18,079)	$44,376

(1) Represents installation and subscription fees which have been billed to customers but for which payment has not been received and the criteria for revenue recognition has not been met.

Cost of Revenues and Operating Expenses

Cost of Revenues (exclusive of depreciation and amortization). Cost of revenues consists of direct expenses related to hosting the Company’s cloud-based application, account management, customer support, data communication expenses, employee bonuses, share-based compensation, and salaries and benefits of account management, customer support and network operations personnel. Costs of revenues also includes allocated facility and related costs and certain costs associated with the Company’s Enterprise Resource Planning system. We do not allocate depreciation and amortization to cost of revenues.

Selling and Marketing. Selling and marketing expenses are comprised of sales commissions, salaries and benefits for sales and marketing employees, marketing program expenses, employee bonuses, share-based compensation and direct advertising expenses, including mailings and travel. Selling and marketing also includes allocated facility and related costs and certain costs associated with the Company’s Enterprise Resource Planning system.

General and Administrative. General and administrative expenses consist of compensation and related expenses, inclusive of employee bonuses and share-based compensation, for executive, finance, accounting, administrative and legal personnel, professional fees, other corporate expenses. General and administrative also includes allocated facility and related costs and certain costs associated with the Company’s Enterprise Resource Planning system.

Research and Development. Research and development expenses are incurred as the Company upgrades and maintains the Diligent Boardbooks software and evaluates and develops other potential software applications. Such expenses include compensation and employee benefits of engineering and testing personnel, including share-based compensation, materials, travel and direct costs associated with the design and required testing of the product line. Research and development also includes allocated indirect costs such as facility and related costs that are clearly related to research and development activities.

Restatement. Restatement costs include the costs related to the restatement of our financial statements and re-audits of the years ended December 31, 2012, 2011 and 2010, which are comprised of audit, accounting and consulting fees.

Share-Based Compensation.   Share-based compensation consists of stock, stock options and other share-based compensation awards issued to employees and contractors for services rendered. The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units and performance stock units is estimated using the market price of the Company’s common stock at the date of the grant and we recognize compensation expense for the portion of the award that is expected to vest.

The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Results of Operations for the Three Months Ended March 31, 2015

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Revenues	22,827	19,126	3,701	19%

The growth in total revenues of $3.7 million or 19% for the three months ended March 31, 2015 when compared to 2014 is primarily the result of an increase in new users of Diligent Boardbooks, as well as our retention of existing customers. Our revenue retention rate continues to exceed 95% for the trailing twelve months ended March 31, 2015. We have continued to add users each quarter since inception. At March 31, 2015, the total number of users exceeded 96,000 compared with approximately 77,000 at March 31, 2014.  The total number of client agreements (net of cancellations) was approximately 3,150 as of March 31, 2015, compared with approximately 2,500 at March 31, 2014.  North America, EMEA (Europe, Middle East and Africa) and Asia/Pacific accounted for 53%, 29%, and 18%, respectively, of the contract value of new subscriptions added during the first quarter of 2015 and 57%, 23%, and 20%, respectively, of the contract value of new subscriptions added during the first quarter of 2014. Upgrades from existing customers, which represents the increase during the year in value from existing agreements due primarily to additional users being added to the agreement, represented 37% and 60% of the contract value of new subscriptions added for the three months ended March 31, 2015 and 2014, respectively.

We recognize subscription revenue ratably over the contract period, which is generally at least twelve months. Accordingly, we expect that growth in subscription agreements will be reflected by increases in revenues over the next twelve months.

Cost of Revenues and Operating Expenses

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Cost of revenues (1)	4,396	3,780	616	16%
% of Revenues	19%	20%

(1) Excluding depreciation and amortization

Cost of revenues is comprised of account management, customer support and network operations personnel. The increase in costs of revenues is predominantly due to the increase in employee bonus and share-based compensation, each of which increased by $0.2 million. Internet and travel related costs also increased by $0.1 million and $0.1 million, respectively.

Cost of revenues increased at a slightly lower rate than revenues, resulting in a gross margin of 81% for the three months ended March 31, 2015 compared to 80% for the three months ended 3/31/14.

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Selling and marketing	3,782	3,157	625	20%
% of Revenues	17%	17%

Selling and marketing expenses consist of $2.3 million of selling expense and $1.5 million of marketing expense. Marketing expenses for the three months ended March 31, 2015 remained flat compared to the same period in 2014. Selling expenses for the three months ended March 31, 2015 increased $0.6 million compared to the same period in 2014.

The increase in selling expenses of $0.6 million consists of $0.2 million in the U.S., $0.4 million in EMEA and $0.1 million in Germany, offset by a decline in Australia of $0.1 million. The increase in selling expenses was primarily due to increases to our sales staff headcount. We expect to increase our sales and marketing expenditures during the remainder of 2015.

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
General and administrative	5,920	6,290	(370)	-6%
% of Revenues	26%	33%

The decrease in general and administrative expenses of $0.4 million in the first quarter of 2015 is comprised of a $0.4 million decrease in EMEA. The decrease of general and administrative expenses in EMEA relates to a change of the responsibility of certain personnel from general management to sales.  Although general and administrative expenses in the U.S. remained relatively flat period-over-period, fluctuations within general and administrative expenses in the U.S. consisted of a decrease relating to salaries, bonuses and other employee costs of $0.4 million and a decrease in professional and contractor fees of $0.3 million. These decreases were offset by increases in audit fees, filing fees, travel related costs and other miscellaneous expenses of $0.4 million, $0.1 million, $0.1 million and $0.1 million, respectively.

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Research and development	2,951	1,406	1,545	110%
% of Revenues	13%	7%

The increase in research and development expenses is primarily due to increased staffing driven by our development work in relation to the Diligent Teams product and upgrades and enhancements to the Diligent Boardbooks solution. In the first quarter of 2015, we had an additional 58 people in research and development when compared to the first quarter of 2014. Of these 58 people, 46 were added in the U.S., of which 42 were additions to our new North Carolina Development Center, which currently focuses exclusively on the development of our  recently announced Diligent Teams product, and 4 were additions to our New York staff. The remaining 12 people were additions to our New Zealand team. Worldwide salaries, wages, bonuses and employer related costs in the first quarter of 2015 were $0.8 million higher than in the first quarter of 2014. Employee share-based compensation costs increased by $0.3 million. The remaining increase relates to $0.2 million for recruiting costs, $0.1 million for rent and utility related costs and $0.2 million for other miscellaneous expenses. We expect to further increase our investment in research and development in 2015 as we prepare for the anticipated commercial launch of the Diligent Teams product in the third quarter of 2015. During the quarter ended March 31, 2015, $1.2 million of costs related to the development of our Diligent Teams product were capitalized and included in intangible assets in the condensed consolidated balance sheet.

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	850	527	323	61%
% of Revenues	4%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. Net property and equipment increased $2.1 million from March 31, 2014 to March 31, 2015.

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Restatement	—	779	(779)	-100%
% of Revenues	0%	4%

As of March 31, 2014, we incurred costs of $0.8 million related to the restatement of our financial statements. The majority of the costs relating to the restatement of our historical financial statements occurred during 2013 and the restatement was completed in April 2014. These costs included the re-audit of our financial statements for the years ended 2012, 2011 and 2010. We did not incur any such costs in 2015.

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Interest expense, net	(4)	(15)	11	74%
% of Revenues	—	—

Interest expense, net, includes interest earned on our interest-bearing cash and cash equivalents and short-term investments, which was more than offset by interest expense on capital lease obligations.

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Foreign exchange gain	44	68	(24)	35%
% of Revenues	—	—

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZD), the British Pound (GBP) and the Australian dollar (AUD). Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The decrease in the gain during the three months ended March 31, 2015 when compared to the same period in 2014 is due to the U.S. dollar strengthening against the GBP and AUD at a lower rate which resulted in smaller gains on the settlement of intercompany receivables and on cash held in GBP and AUD. During the three months ended March 31, 2015 and 2014, we did not engage in any foreign currency hedging activities.

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Income tax expense	1,899	1,296	603	47%
Effective tax rate	38%	40%

Our income tax provision for three months ended March 31, 2015 and 2014 was 38% and 40%, respectively. The effective tax rate for the three months ending March 31, 2015 decreased as compared to 2014 due to changes in foreign tax rates. This decrease was partially offset by increases in the Company’s uncertain tax positions. The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 differs from the federal statutory rate primarily due to changes in state pretax income as well as local income taxes.

Liquidity and Capital Resources

At March 31, 2015, our sources of liquidity consist of cash and cash equivalents of approximately $65.2 million. As part of our ongoing effort to automate our accounting processes and remediate our material weaknesses in internal controls, during the first quarter of 2015 we migrated all client contracts into our new enterprise resource planning system. As a result of the migration our ability to invoice our customers was temporarily delayed, which resulted in delayed cash collections. The migration has been completed and the billing backlog has been eliminated and we are current as of March 31, 2015 on issuing invoices to our customers and expect our cash balances to increase over the next two quarters of 2015.

We have no long-term debt, except for obligations under capital leases and thus far, our financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations.

On May 3, 2013 we entered into a definitive Replacement Grant Agreement with our former chief executive officer, in order to substitute certain equity awards that had exceeded the applicable limits in the Company’s historical equity inventive plans and would be cancelled, subject to shareholder approval of the terms of the substitute incentive compensation package and a new incentive plan. In June 2013, the substitute remuneration package was approved by our stockholders, and on December 23, 2013 we and the former chief executive officer entered into an amendment to the Replacement Grant Agreement which fixed the terms of the incentive compensation package. In addition to stock options and performance shares, the amended Replacement Grant Agreement includes a performance fixed cash award of $4.2 million, which was earned as a result of our achievement of a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014. The award is payable in three installments of $1.4 million each, with the first two payment being paid in the third quarter of 2014 and the first quarter of 2015 and the remaining payment to be paid in the first quarter of 2016.

In order to minimize credit and market risk, we have invested $36.0 million of the Company’s cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund.  The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Three Months Ended March 31,
	2015	2014
Cash (used in) provided by:
Operating activities	(1,992)	6,925
Investing activities	(2,340)	4,354
Financing activities	(591)	(611)

Net Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 increased compared with the three months ended March 31, 2014. The decline in operating cash flow across periods was primarily due to the implementation of a new billing system and changes in cash used in accounts receivable, deferred taxes, prepaid expenses and other current assets, deferred revenue and other non-current liabilities.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first three months of 2015 primarily consists of purchases of property and equipment and the capitalization of software development costs. Cash provided by investing activities in the first three months of 2014 is due to the proceeds from the maturity of short-term investments in the first quarter of 2014.

Net Cash Flows from Financing Activities

Cash used in financing activities consist of payments under capital leases obligations of $0.3 million and dividends paid on the Company’s preferred stock of $0.3 million. The amount of cash used in financing activities during the first quarter of 2015 as compared to the first quarter of 2014 remained consistent.

Recent Accounting Pronouncements

See “Note 3—Significant Accounting Policies—Recent Accounting Pronouncements” to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk

The Company’s wholly-owned subsidiaries, DBL, DBMS NZ, DBG and DBA, utilize the British Pound Sterling (GBP), New Zealand Dollar (NZD), Euro (EUR), and Australian Dollar (AUD), respectively, as their functional currencies. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. The functional currency of the Company’s Singapore subsidiary is the U.S. dollar.

Transactions in foreign currencies are reported at the rates of exchange at the transaction date.  Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date.  All differences are recorded in results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $65.2 million at March 31, 2015. This amount was invested primarily in money market funds and government securities. Cash and cash equivalents are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Item 4. Controls and Procedures.

Introduction

As disclosed in Item 9A of our 2014 Form 10-K, we determined that since the material weaknesses in existence at December 31, 2013 relating to the Company’s accounting and financial reporting control environment, ineffective control activities relating to the use of spreadsheets, and the design and maintenance of controls surrounding taxes, have not been fully remediated, the Company’s disclosure controls and procedures were not effective as of December 31, 2014.

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

In connection with the preparation of this Form 10-Q, we evaluated, as of March 31, 2015, under the supervision of and with participation from our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in the 2014 Form 10-K, which material weaknesses have not been fully remediated as of March 31, 2015, our disclosure controls and procedures were not effective as of March 31, 2015.

(b)          Changes in Internal Controls.

The Company is committed to improving its overall control environment and financial reporting processes. As part of this commitment, the Company has been actively engaged in the implementation of remediation efforts to address the continuing material weaknesses in existence as of December 31, 2014. The Company continued to implement its remedial plan during the quarter ended March 31, 2015, as described below:

Accounting and Financial Reporting Control Environment.  Measures taken during the first quarter of 2015 to address this material weakness included the hiring of a new Corporate Controller with significant financial reporting experience and commencing our search for a Chief Financial Officer.

Ineffective Control Activities Relating to Use of Spreadsheets.  Measures taken during the first quarter of 2015 to address this material weakness included the continued implementation of a financial reporting and accounting application to automate important accounting functions, including those involved in the calculation of revenue, deferred revenue and applicable sales tax. The Company also retained a new stock plan administrator to automate stock based compensation expense calculations.  Implementation of both the automation of the revenue recognition process and the process for recognition of stock based compensation is expected to be completed during the third quarter of 2015.

Design and Maintenance of Controls Surrounding Taxes.  Measures taken during the first quarter of 2015 to address this material weakness included continued implementation of a financial reporting and accounting application that, when fully implemented, will automate functions relating to the calculation of sales taxes. The Company also continued to work with its advisors to verify where sales taxes may be payable.

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

Item 1A. Risk Factors.

An investment in our common stock is subject to risks inherent in our business. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our 2014 Form 10-K. Before making an investment decision, you should carefully consider the risks and uncertainties described in the Company’s 2014 Form 10-K together with all of the other information included in this report and in our other public filings. In addition to the risks and uncertainties described in the 2014 Form 10-K, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. If any of the risks and uncertainties described in the 2014 Form 10-K, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the Company did not issue any unregistered securities.

Item 3.          Defaults Upon Senior Securities.  Not applicable.

Item 4.          Mine Safety Disclosures.  Not applicable.

Item 5.          Other Information.  Not applicable.

Item 6.          Exhibits.

Exhibit Numbers	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2012)

3.1(a)

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2015)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2015)

10.1

Amendment No. 1 to the Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statements on Schedule 14A filed with the SEC on March 19, 2015)

10.2

Employment Agreement, dated March 31, 2015, by and between Diligent Board Member Services, Inc. and Brian Stafford (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2015)

10.3

Amendment to Employment Agreement, dated March 31, 2015, by and between Diligent Board Member Services, Inc. and Alessandro Sodi (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2015)

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

DILIGENT BOARD MEMBER SERVICES, INC.

Dated:	May 11, 2015	By:	/s/ Brian Stafford
Brian Stafford, Chief Executive Officer (Principal Executive Officer)

Dated:	May 11, 2015	By:	/s/ Alexander Sanchez
Alexander Sanchez, Interim Chief Financial Officer
(Principal Financial Officer)