Form 10-Q
period 2015-06-30
Diligent Corp
filed 2015-08-10
CIK 1433269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number:  000-53205

Diligent Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-1189601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1385 Broadway, 19th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 741-8181

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

☐ Large accelerated filer	☒Accelerated filer

☐ Non-accelerated filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

As of August 6, 2015 there were 87,126,026 shares of the Registrant’s Common Stock issued and outstanding.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature. There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•      As of December 31, 2014 we identified multiple material weaknesses in our internal control over financial reporting and concluded that our disclosure controls were not effective; in connection with preparation of this Form 10-Q we concluded that our disclosure controls were not effective as of June 30, 2015; we must address the material weaknesses in our internal control over financial reporting and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;

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

•      If we do not successfully develop or introduce new product offerings, or enhancements to our existing Diligent Boards offering, or keep pace with technological changes that impact the use of our product offerings, we may lose existing customers or fail to attract new customers;

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

•      We are subject to NZX Limited’s (“NZX”) Main Board Listing Rules and compliance with securities and financial reporting laws and regulations in the U.S. and New Zealand and face higher costs and compliance risks than a typical U.S. public company due to the need to comply with these dual regulatory regimes and as previously disclosed, we have failed to comply with certain of these requirements in the past, and could face potential regulatory actions and/or contingent liabilities as a result of past or any future violations;

•      Our business is highly competitive and we face the risk of declining customers renewals or upgrades; and

•      We may fail to manage our growth effectively.

We also refer you to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”) for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.  The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required by the federal securities laws or the NZX Main Board Listing Rules.

ii

PART I—FINANCIAL INFORMATION

Diligent Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
A S S E T S
Current assets:
Cash and cash equivalents	$64,260	$70,809
Accounts receivable, net	7,704	1,754
Deferred commissions	1,478	1,353
Prepaid expenses and other current assets	3,626	3,233
Deferred tax assets	4,062	2,768
Total current assets	81,130	79,917

Property and equipment, net	12,662	12,203
Intangible assets, net	2,659	260
Deferred tax assets	6,181	6,804
Security deposits	821	801
Other non-current assets	535	436
Total assets	$103,988	$100,421

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,134	$2,197
Accrued expenses and other liabilities	12,253	11,468
Income taxes payable	1,130	1,552
Deferred revenue	27,576	32,238
Obligations under capital leases	292	623
Total current liabilities	44,385	48,078

Non-current liabilities:
Deferred revenue, less current portion	12,486	12,138
Obligations under capital leases	—	34
Other non-current liabilities	2,978	3,899
Total non-current liabilities	15,464	16,071
Total liabilities	59,849	64,149
Commitments and contingencies	—	—
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 30,000,000 shares issued and outstanding (liquidation value $4,665)	3,000	3,000
Stockholders’ equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 87,105,699 and 86,895,778 shares issued and outstanding	87	87
Additional paid-in capital	35,924	32,631
Retained earnings	6,633	1,706
Accumulated other comprehensive loss	(1,505)	(1,152)
Total stockholders’ equity	41,139	33,272
Total liabilities, redeemable preferred stock and stockholders’ equity	$103,988	$100,421

See accompanying notes to condensed consolidated financial statements

Diligent Corporation

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$24,103	$20,344	$46,930	$39,470
Cost of revenues (excluding depreciation and amortization)	4,936	4,399	9,332	8,179
Gross profit	19,167	15,945	37,598	31,291

Operating expenses:
Selling and marketing	5,501	3,099	9,283	6,256
General and administrative	6,061	6,418	11,981	12,708
Research and development	3,456	1,925	6,407	3,331
Depreciation and amortization	917	661	1,767	1,188
Investigation and restatement	—	137	—	916
Total operating expenses	15,935	12,240	29,438	24,399

Operating income	3,232	3,705	8,160	6,892

Other income (expense), net:
Interest expense, net	(1)	(14)	(5)	(29)
Other income	51	—	76	—
Foreign exchange transaction (loss) gain	(236)	33	(192)	101
Total other (expense) income, net	(186)	19	(121)	72

Income before provision for income taxes	3,046	3,724	8,039	6,964
Income tax expense	1,213	1,219	3,112	2,515
Net income	$1,833	$2,505	$4,927	$4,449

Accrued preferred stock dividends	(82)	(82)	(165)	(170)
Net income attributable to common stockholders	$1,751	$2,423	$4,762	$4,279

Earnings per share:
Basic	$0.01	$0.02	$0.04	$0.04
Diluted	$0.01	$0.02	$0.04	$0.04
Weighted average shares outstanding:
Basic	117,018	116,554	116,966	116,502
Diluted	122,453	120,671	122,338	120,421

See accompanying notes to condensed consolidated financial statements

Diligent Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,833	$2,505	$4,927	$4,449
Other comprehensive incomes (loss):
Foreign exchange translation adjustment	288	108	(353)	(28)
Comprehensive income	$2,121	$2,613	$4,574	$4,421

See accompanying notes to condensed consolidated financial statements

Diligent Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Six months Ended June 30, 2015

(Unaudited)

(in thousands)

			Additional	Retained	Accumulated Other	Total Stockholders’
	Common Shares	Common Stock	Paid-in-Capital	Earnings	Comprehensive Loss	Equity
Balance at January 1, 2015	86,896	$87	$32,631	$1,706	$(1,152)	$33,272
Comprehensive income				4,927	(353)	4,574
Share based compensation			3,498			3,498
Shares issued to the board of directors	38	—	160			160
Preferred stock dividend ($0.0055 per share)			(165)			(165)
Issuance of shares upon vesting of restricted stock units	222	—	—			—
Shares surrendered to fund withholding taxes	(50)	—	(186)			(186)
Tax deficiency realized from share-based compensation			(14)			(14)
Balance at June 30, 2015	87,106	$87	$35,924	$6,633	$(1,505)	$41,139

See accompanying notes to condensed consolidated financial statements

Diligent Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,927	$4,449
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred taxes	(799)	(2,149)
Depreciation and amortization	1,767	1,188
Share-based compensation	3,498	777
Other	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,018)	87
Deferred commissions	(134)	212
Prepaid expenses and other current assets	(389)	(451)
Other non-current assets	(99)	—
Accounts payable and accrued expenses	2,127	(1,073)
Income taxes receivable/payable	(385)	1,135
Deferred revenue	(4,018)	2,675
Other non-current liabilities	(951)	2,444
Net cash (used in) provided by operating activities	(475)	9,294
Cash flows from investing activities:
Proceeds from maturity of short-term investments	—	12,497
Restricted cash-security deposits	10	(147)
Purchases of property and equipment	(2,343)	(2,671)
Capitalized software development costs	(2,426)	—
Net cash (used in) provided by investing activities	(4,759)	9,679
Cash flows from financing activities:
Payment of preferred stock dividend	(335)	(359)
Payments of obligations under capital leases	(365)	(426)
Funding of withholding taxes for share-based compensation	(186)	—
Payments of obligations under software licensing agreements	—	(82)
Net cash used in financing activities	(886)	(867)
Effect of exchange rates on cash and cash equivalents	(429)	(28)
Net (decrease) increase in cash and cash equivalents	(6,549)	18,078
Cash and cash equivalents at beginning of period	70,809	43,583
Cash and cash equivalents at end of period	$64,260	$61,661

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$14	$39
Income taxes	$4,503	$3,350
Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$267
Accounts payable for property and equipment	$537	$852

See accompanying notes to condensed consolidated financial statements

Diligent Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and nature of the business

Diligent Corporation (“we,” “Diligent” or the “Company”) is a Delaware corporation established in 2007 and listed on the NZX Main Board, a regulated New Zealand equities market. In December 2007, the Company, then named Diligent Board Member Services, Inc., completed an offshore public offering in New Zealand in connection with its listing on the NZX Main Board. In June 2015, the Company changed its name to Diligent Corporation. Diligent’s corporate headquarters are located in New York, New York.

Diligent provides one of the world’s most widely-used board portals.  The Company develops and commercializes the Diligent Boards system, a secure software application available online, on iPad and Windows 8.1 supported devices.  The application allows board members, leadership teams and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on.  The Company provides clients with subscription-based access to its software along with associated services, including securely hosting the clients’ data, and customer service and support for the application.

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

Note 2. Restatement

In August, 2013, the Company announced that its historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April of 2014. Costs for the restatement and re-audits incurred during the three and six months ended June 30, 2014 were $0.1 million and $0.9 million, respectively. There were no such costs incurred in 2015. These costs were comprised of professional fees incurred for accounting, auditing and consulting services.

Note 3. Significant accounting policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Effective January 1, 2015, the Company began allocating facility and related costs and certain costs associated with its Enterprise Resource Planning system to Cost of revenues, Selling and marketing, General and administrative, and Research and development.  Previously such costs had been presented within General and administrative expenses.  Such costs are allocated based on a department’s proportionate share of total employee headcount. The Company also changed the presentation of sales-related incentive commissions paid to account management personnel from Cost of revenues to Selling and marketing. The Company determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of its operations. To conform the 2014 presentation to the current quarter’s presentation, $0.6 million was reclassified from General and administrative, of which $0.1 million was included in Costs of revenues, $0.4 million was included in Selling and marketing, and $0.1 million was included in Research and development for the three months ended June 30, 2014. For the six months ended June 30, 2014, $1.1 million was reclassified from General and administrative, of which $0.1 million was included in Costs of revenues, $0.8 million was included in Selling and marketing, and $0.2 million was included in Research and development. Such reclassifications had no effect on previously reported operating income, net income or retained earnings.

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

Revenue from the Company’s subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to Diligent Boards. Revenue is recorded ratably through the end of the contract period, which is generally twelve months from the contract date.

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Diligent’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, Diligent’s renewal history with its customers has been and remains at very high rates. As a result, we believe that Diligent’s customers will renew numerous times during their tenure with us. Consequently, Diligent has had a very low annual attrition rate which historically has been less than 5.0%. After considering these factors, the Company determined that a nine year estimated customer life was appropriate as of June 30, 2015. The Company evaluates its estimated customer life on an annual basis.

Deferred Revenue

Deferred revenue represents installation and subscription fees for which cash has been received, but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in the consolidated balance sheet do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years. Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

Accounts Receivable

The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from Diligent’s customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At each of June 30, 2015 and December 31, 2014, the Company has recorded a provision for doubtful accounts of $0.1 million.

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

Operating Leases

The Company records rental costs, including costs related to fixed rent escalation clauses and rent holidays, on a straight-line basis over the lease term.

Income Taxes

The Company files U.S. federal and state income tax returns. Foreign operations file income tax returns in their respective foreign jurisdictions. The Company accounts for deferred income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is recorded if it is considered more likely than not that some or all of a deferred tax asset may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of an uncertain tax position taken or expected be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes the benefit of an uncertain tax position in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

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

Earnings Per Share

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

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except that 1.4 million stock options have been excluded for the three and six months ended June 30, 2015 and 1.2 million stock options have been excluded for the three and six months ended June 30, 2014, because their effect is antidilutive. 0.9 million and 0.3 million performance share units were also excluded as potential dilutive securities for the three and six months ended June 30, 2015 and 2014,  respectively, as the performance criteria has not been met.

The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Basic weighted average common shares outstanding	87,018	86,554	86,966	85,554
Basic weighted average preferred shares outstanding	30,000	30,000	30,000	30,948
Basic weighted average shares outstanding	117,018	116,554	116,966	116,502
Dilutive effect of stock options	2,660	2,766	2,666	2,632
Dilutive effect of performance stock units	1,870	1,135	1,863	1,110
Dilutive effect of restricted stock units	905	216	843	177
Dilutive weighted average shares outstanding	122,453	120,671	122,338	120,421

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB decided to delay the effective date by one year to January 1, 2018. Early adoption is permitted no earlier than 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for 2016 and early adoption is allowed. The Company is currently assessing the impact of this update and the timing of adoption.

Note 4. Intangible assets

During 2014 the Company acquired certain intangible assets. The Company’s acquired intangible assets are comprised of the following:

	June 30,	December 31,	Weighted Average
	2015	2014	Useful Life
	(in thousands)
Domain names	$275	$275	5 years
Less: accumulated amortization	(42)	(15)
Domain names, net	$233	$260

The related amortization expense of intangibles for the three and six months ended June 30, 2015 and 2014 was less than $0.1 million. The Company’s estimate of future amortization expense for acquired intangible assets that exist at June 30, 2015 is as follows:

(in thousands)
July 1, 2015 to December 31, 2015	$28
2016	55
2017	55
2018	55
2019	40
Total	$233

During the first quarter of 2015, the Company began to capitalize costs related to the development of a new SaaS collaboration tool, Diligent Teams.  The project is expected to substantially complete by the third quarter of 2015. The amount of capitalized costs during the three and six months ended June 30, 2015 was $1.2 million and $2.4 million, respectively. No such costs were capitalized as of December 31, 2014.

Note 5. Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of June 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

At June 30, 2015, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $9.0 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

At December 31, 2014, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $32.5 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

Note 6. Redeemable Preferred Stock

In March 2009, the Company issued 30 million shares of Series A Preferred Stock for $0.10 per share in a private offering, providing aggregate gross proceeds of $3 million. Expenses relating to the share issuance were $0.1 million. The principal terms of the Preferred Shares are as follows:

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

In 2015, the Company anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $0.2 million for the six months ended June 30, 2015 are included in accrued expenses.

In March 2014, Carroll Capital Holdings and Spring Street Partners, L.P. converted 889,219 and 1,777,904 shares of Series A Preferred Stock, respectively, to an equivalent number of shares of common stock.

Note 7. Stock option and incentive plan

On May 3, 2013, the Board adopted the Diligent Corporation 2013 Incentive Plan (the “Plan”), which was approved by the Company’s stockholders in June 2013. An aggregate of 15.5 million shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates as of June 30, 2015. The Company has reserved 4.1 million shares for issuance in connection with the replacement incentive awards issued in accordance with the former CEO Substitute Remuneration Package as discussed below. In April 2015, the shareholders’ approved an increase in the shares reserved for issuance under the Plan of 7,000,000. As of June 30, 2015 6.8 million shares were available for future issuances of awards under the Plan.

Awards under the Plan may be made in the form of stock options (which may constitute incentive stock options or nonqualified stock options), share appreciation rights, restricted shares, restricted share units, performance awards, bonus shares and other awards. In addition, certain awards under the Plan may be denominated or settled in cash, including performance awards.

The Company’s standard remuneration package for non-executive directors consists of both a cash component, designed to compensate members for their service on the Board and its Committees, and an equity component. The total value of the standard remuneration package is $0.1 million per annum, of which 38% is payable in cash and the remainder in common stock.

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

In connection with the entry into an employment agreement with the Company’s new CEO, and an amendment to the employment agreement of its former CEO, now its Founder and Chief Product Strategy Officer, on March 31, 2015, the Company granted PSUs providing for the issuance of up to an aggregate of 675 thousand shares of common stock, with a grant date fair value of $2.7 million, to the new CEO and the Chief Product Strategy Officer.  The shares of common stock underlying the PSUs are issuable contingent on the Company achieving revenue thresholds based on reported revenue over a trailing 12 month period measured at each quarter end date beginning on March 31, 2015 and ending on March 31, 2021. There are four performance thresholds and the performance share units will vest 25% upon the achievement of each performance threshold. The Company has determined that all four of the performance measures are probable to be met within the next four years and has begun recording compensation expense for each tranche on a graded basis from the grant date through the date each threshold is expected to be achieved. Vesting periods for the above mentioned PSUs range from one year to approximately four years.

The liability for the performance cash award of $1.4 million is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets as of June 30, 2015. The Company recorded compensation expense of $0.3 million in the second quarter and $0.7 million during the first six months of 2015 and $1.3 million in the second quarter and $2.7 million during the first six months of 2014 relating to the replacement award. The expense associated with all PSUs are expected to result in compensation expense of $1.0 million for the remainder of 2015, $1.4 million in 2016, $0.7 million in 2017, and $0.2 million in 2018.

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

On June 29, 2015, the Company agreed to issue 240,000 stock options to an officer under the 2013 Plan. These options vest 25% per year over the next four years, as long as such officer remains in the employ of the Company on each vesting date.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Options	Exercise Price	Contractual Term
	(in thousands)
Outstanding at January 1, 2015	6,553	$2.31
Granted	240	$3.84
Exercised	—	$—
Cancelled	—	$—
Forfeited	(100)	$3.85
Outstanding at June 30, 2015	6,693	$2.34	7.0	years
Exercisable at June 30, 2015	4,863	$1.81	6.4	years
Options expected to vest	6,358

Performance Stock Units

As noted above, in 2013, the Company issued PSUs to its former CEO as part of his substitute compensation package and in 2015 to its new CEO and its Chief Product Strategy Officer.  A summary of PSU activity for the six months ended June 30, 2015 is as follows:

		Weighted Average
	Performance	Grant Date Fair
	Stock Units	Value Per Share
	(in thousands)
Nonvested at January 1, 2015	2,500	$2.79
Granted	675	$4.05
Vested	(625)	$2.79
Forfeited	—	$—
Nonvested at June 30, 2015	2,550	$3.12

The Company estimates the fair value of the PSU’s as of the grant date utilizing the closing price of its common stock on that date.

Restricted Stock Units

On June 20, 2014, the Company issued 846,000 RSUs to executives and employees under the 2013 Plan. These RSUs, which vest 25% per year over the next four years, as long as such executive or employee remains in the employ of the Company on each vesting date, have a grant date fair market value of $3.84 per share for an aggregate of $3.2 million of share-based compensation to be recognized over the vesting period.

On March 31, 2015, the Company issued an aggregate of 675,000 RSUs to its new CEO and to its Chief Product Strategy Officer under the Plan. These RSUs, which vest 25% per year over the next four years for the Chief Product Strategy Officer and 25%

after 9 months and 25% each year commencing with the second anniversary of the date of grant for the new CEO, as long as each remains in the employ of the Company on each vesting date. These awards have a grant date fair market value of $4.05 per share for an aggregate of $2.7 million of share-based compensation to be recognized over the vesting period.

On June 29, 2015, the Company issued 120,000 RSUs to an officer of the Company under the Plan. These RSUs, which vest 25% per year over the next four years, as long as such officer remains in the employ of the Company on each vesting date. These awards have a grant date fair market value of $3.84 per share for an aggregate of $0.5 million of share-based compensation to be recognized over the vesting period. A summary of RSU activity is as follows:

		Weighted Average
	Restricted	Grant Date Fair
	Stock Units	Value Per Share
	(in thousands)
Nonvested at January 1, 2015	1,055	$4.17
Granted	882	$4.03
Vested	(221)	$3.93
Forfeited	(58)	$3.85
Nonvested at June 30, 2015	1,658	$3.96

The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of its common stock on that date.

For the three months ended June 30, 2015, the Company recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $0.4 million, $0.6 million and $0.9 million, respectively. For the three months ended June 30, 2014, the Company recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $(0.5) million, $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2015, the Company recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $1.0 million, $1.1 million and $1.4 million, respectively. For the six months ended June 30, 2014, the Company recognized aggregate share-based compensation expense related to stock options, PSUs and RSUs of $(0.2) million, $0.5 million and $0.2 million, respectively. At June 30, 2015, there was $9.9 million of unrecognized share-based compensation expense which includes $1.8 million for stock options, $3.4 million for PSUs and $4.7 million for RSUs. The weighted average period for this cost to be recognized is 1.20 years.  Such amounts do not include any impact of the former CEO performance cash award.

Note 8. Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate. The income tax provision for the three and six months ended June 30, 2015 provides income taxes at an effective rate of 40% and 39%, respectively. The Company recorded a net income tax provision for the three months and six months ended June 30, 2014 based on an effective tax rate of 33% and 36%, respectively.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Beginning in 2013, the Company’s annual net operating loss carryforward is subject to a limitation of approximately $0.4 million to offset expected taxable income until expiration of the carryforwards. Based on this limitation, the Company expects that approximately $4.9 million of its total net operating loss carryforwards will expire unutilized in 2029. A full valuation allowance had previously been provided on the related deferred tax asset, and therefore the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

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

Note 9. Contingencies

Sales tax risk

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. The Company’s cumulative provisions as of June 30, 2015 and December 31, 2014 were $2.2 million and $2.1 million, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that the Company could face sales tax audits and that its liability for these taxes could exceed our estimates as state tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit such taxes to those authorities. The Company could also be subject to audits with respect to states and international jurisdictions for which it has not accrued tax liabilities. A successful assertion that the Company should be collecting additional sales or other taxes on its services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing the Company’s application or otherwise harm our business and operating results.

Litigation and claims

In the ordinary course of business, Diligent is a party to pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, management is of the opinion that the final outcome will not have a material effect on the Company’s financial position, results of operations or cash flows.

NZX Main Board Listing Rules

On June 13, 2014, New Zealand time, the Company received notification from the NZX Limited (“NZX”) in respect to alleged breaches of the NZX Main Board Listing Rules for the delayed release of the 2013 annual report, the 2013 full year preliminary announcement and the 2013 interim report. The notification informed the Company that the NZX has determined to refer the Company’s alleged breaches to the NZ Markets Disciplinary Tribunal. Any actions by the NZX Limited, and any action taken by the NZ Markets Disciplinary Tribunal, does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, the Company may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require the Company’s management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements, fines or other penalties.

In September 2014 the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the breaches of the NZX Main Board Listing Rules by the Company relating to the delayed reports described above. The settlement provided for the payment of fines and costs by the Company, consisting of NZ $100 thousand ($79 thousand USD) as a penalty to the NZX Discipline Fund and NZ $4 thousand ($3 thousand USD) towards the cost of NZXR. These amounts have been paid as of December 31, 2014.

In June 2015, the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the breaches of the NZX Main Board Listing Rules by the Company relating to the Company not having the required minimum of two New Zealand resident directors from the period of April 9, 2015 to April 29, 2015. The settlement provided for the payment of NZ $1 thousand ($1 thousand USD) towards the cost of NZX and the cost of the tribunal which is yet to be determined.

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

Overview

We develop and commercialize Diligent Boards, a secure software application available online and compatible with iPad and Windows 8.1 supported devices. Diligent Boards is one of the world’s most widely used board portals, allowing board members, leadership teams and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services, including securely hosting the clients’ data, and customer service and support for the application.

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

We use the Software-as-a-Service (“SaaS”) model to distribute Diligent Boards to the market and maintain the security and integrity of our clients’ data. Under this model, we offer annual renewable subscriptions for client access to our Diligent Boards service which is hosted on our servers held in a secure data center, and offer a complete suite of related services including training, support, data migration and data security/backup.

The SaaS model allows us to differentiate our product through technological innovation and client service while the subscription billing approach results in a predictable and recurring revenue stream. This SaaS model also allows clients to retain control over access to the application while outsourcing to us the support activities, such as managing the IT infrastructure and maintaining the software. We began developing components of Diligent Boards in 1998, culminating in the roll-out of an international sales team in 2007.

On December 12, 2007 we completed an offshore offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the NZX Main Board under the symbol “DIL.” As a result, we are subject to the regulation and reporting requirements imposed by the NZX. While our common stock trades on a periodic basis on the over-the counter bulletin board (“OTCBB”), there is no established public trading market for our common stock in the United States. However, because Diligent is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the United States and is subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934. We are subject to the NZX Main Board Listing Rules, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

In February 2015, we announced that we plan to introduce a new SaaS collaboration solution called Diligent Teams during the third quarter of 2015. In 2014, we more than doubled our research and development headcount, partially due to our exploratory work on the design of the Diligent Teams product. During the first six months of 2015, we have continued to increase our investment in research and development, and plan on continuing such investment. Diligent Teams will begin to have beta users in the third quarter of 2015. There can be significant time lags and unexpected development costs incurred between initial beta releases and the commercial availability of new products. While we are enthusiastic about the planned launch of Diligent Teams and believe that the product will be welcomed by many of our existing clients and new clients, Diligent Teams may not be introduced on our expected timetable, or meet with commercial success.

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

Revenue from our subscription service is recognized on a daily basis over the subscription term as the services are delivered. The service is considered delivered, and hence revenue recognition commences, when the customer has access to the Diligent Boards product. Revenue is recorded ratably through the end of the subscription term, which is generally at least twelve months from the date of the contract.

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

Accounts receivable

The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At each of June 30, 2015 and December 31, 2014, the Company has recorded a provision for doubtful accounts of $0.1 million. The Company also discloses gross accounts receivable which consists of all billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at June 30, 2015, is as follows:

	June 30, 2015
	Gross	Adjustment (1)	Net
		(in thousands)
Accounts receivables, net	$32,482	$(24,778)	$7,704

Deferred Revenue — current	$52,354	$(24,778)	$27,576
Deferred Revenue — less current portion	$12,486	$—	$12,486
Total deferred revenue	$64,840	$(24,778)	$40,062

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2014, is as follows:

	December 31, 2014
	Gross	Adjustment (1)	Net
		(in thousands)
Accounts receivables, net	$19,833	$(18,079)	$1,754

Deferred Revenue — current	$50,317	$(18,079)	$32,238
Deferred Revenue — less current portion	$12,138	$—	$12,138
Total deferred revenue	$62,455	$(18,079)	$44,376

(1) Represents installation and subscription fees which have been billed to customers but for which payment has not been received and the criteria for revenue recognition has not been met.

Cost of Revenues and Operating Expenses

Cost of Revenues (exclusive of depreciation and amortization). Cost of revenues consists of direct expenses related to hosting the Company’s cloud-based application, account management, customer support, data communication expenses, employee bonuses, share-based compensation, and salaries and benefits of account management, customer support and network operations personnel. Costs of revenues also include allocated facility and related costs and certain costs associated with the Company’s Enterprise Resource Planning system. We do not allocate depreciation and amortization to cost of revenues.

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

Research and Development. Research and development expenses are incurred as the Company upgrades and maintains Diligent Boards software and evaluates and develops Diligent Teams and other potential software applications. Such expenses include compensation and employee benefits of engineering and testing personnel, including share-based compensation, materials, travel and direct costs associated with the design and required testing of the product line. Research and development also includes allocated indirect costs such as facility and related costs that are clearly related to research and development activities.

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

Results of Operations for the Three Months Ended June 30, 2015

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Revenues	$24,103	$20,344	$3,759	18%

The growth in total revenues of $3.7 million or 18% for the three months ended June 30, 2015 when compared to 2014 is primarily the result of an increase in new users of Diligent Boards, as well as our retention of existing customers. In the second quarter, our annual revenue retention rate, including upsells into the existing customer base, exceeded 100%. We calculate our annual revenue retention rate as of a period end by starting with the annual contract (ACV) from customers as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12- month period by the aggregate Prior Period ACV for the trailing 12-month period to arrive at our annual revenue retention rate. We have continued to add users each quarter since inception. During the three months ended June 30, 2015, the total number of users increased to over 100,000.  The total number of client agreements (net of cancellations) was approximately 3,350 as of June 30, 2015, compared with approximately 2,600 at June 30, 2014.  North America, EMEA (Europe, Middle East and Africa) and Asia/Pacific accounted for 60%,

23%, and 17%, respectively, of the contract value of new subscriptions added during the second quarter of 2015 and 63%, 18%, and 19%, respectively, of the contract value of new subscriptions added during the second quarter of 2014. Upgrades from existing customers, which represents the increase during the year in value from existing agreements due primarily to additional users being added to the agreement, represented 35% and 51% of the contract value of new subscriptions added for the three months ended June 30, 2015 and 2014, respectively.

We recognize subscription revenue ratably over the contract period, which is generally at least twelve months. Accordingly, we expect that growth in subscription agreements will be reflected by increases in revenues over the next twelve months.

Cost of Revenues and Operating Expenses

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Cost of revenues (1)	$4,936	$4,399	$537	12%
% of Revenues	20%	22%

(1) Excluding depreciation and amortization

Cost of revenues is comprised of account management, customer support and network operations personnel. The increase in costs of revenues is due to an increase in hosting fees, internet costs, share-based compensation and salaries, bonuses and other employee costs of $0.2 million, $0.1 million, $0.1 million, and $0.1 million, respectively.

Cost of revenues increased at a slightly lower rate than revenues due to subscription revenue outpacing the related cost of revenue, resulting in a gross margin of 80% for the three months ended June 30, 2015 compared to 78% for the three months ended June 30, 2014.

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Selling and marketing	$5,501	$3,099	$2,402	78%
% of Revenues	23%	15%

Selling and marketing expenses consist of $2.7 million of selling expense and $2.8 million of marketing expense. Selling and marketing expenses for the three months ended June 30, 2015 increased $1.1 million and $1.3 million, respectively, when compared to the same period in 2014.

The increase in selling expenses of $1.1 million consists of $0.4 million in the U.S., $0.6 million in EMEA and $0.1 million in Australia. The increase in selling expenses was primarily due to increases to our sales staff headcount. The increase in marketing expenses of $1.3 million consists of $0.7 million in the U.S, $0.4 million in EMEA and $0.2 million in Asia/Pacific. The increase in marketing expenses was partly due to an increase in headcount resulting in an increase of salaries, bonuses and other employee costs of $0.2 million. Other increases included trades shows and events, direct marketing costs and professional fees of $0.4 million, $0.4 million and $0.3 million, respectively.

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
General and administrative	$6,061	$6,418	$(357)	-6%
% of Revenues	25%	32%

The decrease in general and administrative expenses of $0.3 million in the second quarter of 2015 is primarily comprised of fluctuations within general and administrative expenses in the United States. There was a decrease for the period related to salaries, bonuses and other employee costs of $0.9 million due to certain executive bonuses being earned in the three months ended June 30, 2014 which were not earned in the same period of 2015. Other decreases included audit fees, state and local taxes, software and maintenance costs and other miscellaneous expenses of $0.8 million. $0.2 million, $0.1 million and $0.2 million, respectively. These decreases were offset by increases in share-based compensation, accounting fees, travel related costs and professional fees of $1.2 million, $0.2 million, $0.2 million and $0.2 million, respectively.

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Research and development	$3,456	$1,925	$1,531	80%
% of Revenues	14%	9%

The increase in research and development expenses is primarily due to increased staffing driven by our development work in relation to Diligent Teams and upgrades and enhancements to Diligent Boards. From the period of June 30, 2014 to June 30, 2015 we had a net increase of 52 people in research and development. Of these 52 people, 41 were added in the U.S., of which 40 were additions to our new North Carolina Development Center, which currently focuses primarily on the development of our recently announced Diligent Teams product, and 1 was an addition to our New York staff. The remaining 11 people were additions to our New Zealand team. Worldwide salaries, wages, bonuses and employer related costs in the second quarter of 2015 were $0.6 million higher than in the second quarter of 2014. Employee share-based compensation costs increased by $0.6 million. The remaining increase relates to $0.1 million for rent and utility related costs and $0.2 million for other miscellaneous expenses. We expect that our increased investment in research and development will continue in the second half of 2015 as we prepare for the planned commercial launch of the Diligent Teams product in the third quarter of 2015. During the quarter ended June 30, 2015, $1.2 million of costs related to the development of our Diligent Teams product were capitalized and included in intangible assets in the condensed consolidated balance sheet.

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	$917	$661	$256	39%
% of Revenues	4%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. Net property and equipment increased $2.1 million from June 30, 2014 to June 30, 2015.

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Investigations and restatement	$—	$137	$(137)	-100%
% of Revenues	0%	1%

For the three months ended June 30, 2014, we incurred costs of $0.1 million related to the restatement of our financial statements. The majority of the costs relating to the restatement of our historical financial statements occurred during 2013 and the restatement was completed in April 2014. These costs included the re-audit of our financial statements for the years ended 2012, 2011 and 2010. We did not incur any such costs in 2015.

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Interest expense, net	$(1)	$(14)	$13	93%
% of Revenues	0%	0%

Interest expense, net, includes interest earned on our interest-bearing cash and cash equivalents and short-term investments, which was more than offset by interest expense on capital lease obligations.

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Foreign exchange (loss) gain	$(236)	$33	$(269)	-815%
% of Revenues	-1%	0%

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZD), the British Pound (GBP) and the Australian dollar (AUD). Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The decrease during the three months ended June 30, 2015 when compared to the same period in 2014 is primarily due to the AUD strengthening against the NZD at a rate which resulted in losses on the settlement of intercompany receivables and on cash held in NZD. During the three months ended June 30, 2015 and 2014, we did not engage in any foreign currency hedging activities.

	Three Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Income tax expense	$1,213	$1,219	$(6)	0%
Effective tax rate	40%	33%

Our income tax provision for three months ended June 30, 2015 and 2014 was 40% and 33%, respectively. The effective tax rate for the three months ending June 30, 2015 increased as compared to 2014 due to increases in the Company’s uncertain tax positions and share-based compensation. The Company’s effective tax rate for the three months ended June 30, 2015 and 2014 differs from the federal statutory rate primarily due to changes in state pretax income as well as local income taxes.

Results of Operations for the Six Months Ended June 30, 2015

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Revenues	$46,930	$39,470	$7,460	19%

The growth in total revenues of $7.4 million or 19% for the six months ended June 30, 2015 when compared to 2014 is primarily the result of an increase in new users of Diligent Boards, as well as our retention of existing customers. For the six months ended June 30, 2015, our annual revenue retention rate, including upsells into the existing customer base, exceeded 100%. We calculate our annual revenue retention rate as of a period end by starting with the annual contract (ACV) from customers as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12- month period by the aggregate Prior Period ACV for the trailing 12-month period to arrive at our annual revenue retention rate. We have continued to add users each quarter since inception. During the six months ended June 30, 2015, the total number of users increased to over 100,000. The total number of client agreements (net of cancellations) was approximately 3,350 as of June 30, 2015, compared with approximately 2,600 at June 30, 2014.  North America, EMEA (Europe, Middle East and Africa) and Asia/Pacific accounted for 57%, 26%, and 17%, respectively, of the contract value of new subscriptions added during the six months ended June 30, 2015 compared with 60%, 20%, and 20%, respectively, of the contract value of new subscriptions added during the six months ended June 30, 2014. Upgrades from existing customers, which represents the increase during the year in value from existing agreements due primarily to additional users being added to the agreement, represented 36% and 55% of the contract value of new subscriptions added for the six months ended June 30, 2015 and 2014, respectively.

We recognize subscription revenue ratably over the contract period, which is generally at least twelve months. Accordingly, we expect that growth in subscription agreements will be reflected by increases in revenues over the next twelve months.

Cost of Revenues and Operating Expenses

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Cost of revenues (1)	$9,332	$8,179	$1,153	14%
% of Revenues	20%	21%

(1) Excluding depreciation and amortization

Cost of revenues is comprised of account management, customer support and network operations personnel. The increase in costs of revenues is partly due to the increase in salaries, bonuses and other employee costs of $0.2 million. Other increases in cost of revenues were due to increases in share-based compensation, internet costs, hosting fees, software costs, travel expenses, recruiting fees and other miscellaneous expenses in the amount of $0.3 million, $0.2 million, $0.1 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively.

Cost of revenues increased at a slightly lower rate than revenues due to subscription revenue outpacing the related cost of revenue, resulting in a gross margin of 80% for the six months ended June 30, 2015 compared to 79% for the six months ended June 30, 2014.

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Selling and marketing	$9,283	$6,256	$3,027	48%
% of Revenues	20%	16%

Selling and marketing expenses consist of $5.0 million of selling expense and $4.3 million of marketing expense. Selling and marketing expenses for the six months ended June 30, 2015 increased $1.7 million and $1.3 million, respectively, when compared to the same period in 2014.

The increase in selling expenses of $1.7 million consists of $0.6 million in the U.S., $0.9 million in EMEA and $0.2 million in Australia. The increase in selling expenses was primarily due to increases to our sales staff headcount. The increase in marketing expenses of $1.3 million consists of $0.6 million in the U.S, $0.4 million in Asia/Pacific, $0.2 million in EMEA and $0.1 million in

Australia. The increase in marketing expenses was partly due to an increase in headcount resulting in an increase of salaries, bonuses and other employee costs of $0.3 million. Other increases included trades shows and events, professional fees, direct marketing costs and other of $0.4 million, $0.3 million, $0.2 million and $0.1 million, respectively.

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
General and administrative	$11,981	$12,708	$(727)	-6%
% of Revenues	26%	32%

The decrease in general and administrative expenses of $0.7 million during the six months ended June 30, 2015 is primarily comprised of fluctuations within general and administrative expenses in the United States. There was a decrease for the period related to salaries, bonuses and other employee costs of $1.3 million due to certain executive bonuses being earned in the first six months of 2014 which were not earned in the same period of 2015. Other decreases included audit fees, director fees, professional fees, state and local taxes, internet costs and other expenses of $0.4 million, $0.3 million and $0.3 million, $0.1 million $0.1 million and $0.1 million, respectively. These decreases were offset by increases in share-based compensation, filing fees, accounting fees, rent related costs, legal expenses and other of $1.2 million, $0.1 million, $0.1 million, $ 0.1 million, $0.1 million and $0.1 million, respectively.

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Research and development	$6,407	$3,331	$3,076	92%
% of Revenues	14%	8%

The increase in research and development expenses is primarily due to increased staffing driven by our development work in relation to Diligent Teams and upgrades and enhancements to Diligent Boards. From the period of June 30, 2014 to June 30, 2015 we had a net increase of 52 people in research and development. Of these 52 people, 41 were added in the U.S., of which 40 were additions to our new North Carolina Development Center, which currently focuses primarily on the development of our recently announced Diligent Teams product, and 1 was an addition to our New York staff. The remaining 11 people were additions to our New Zealand team. Worldwide salaries, wages, bonuses and employer related costs in the first six months of 2015 were $1.5 million higher than the comparable period in 2014. Employee share-based compensation costs increased by $0.9 million. The remaining increase relates to $0.2 million for recruiting costs, $0.2 million for rent and utility related costs. $0.1 million for software and maintenance fees, $0.1 million for internet costs and $0.1 million for other miscellaneous expenses. We expect that our increased investment in research and development will continue in the second half of 2015 as we prepare for the planned commercial launch of the Diligent Teams product in the third quarter of 2015. During the first six months of 2015, $2.4 million of costs related to the development of our Diligent Teams product were capitalized and included in intangible assets in the condensed consolidated balance sheet.

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	$1,767	$1,188	$579	49%
% of Revenues	4%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. Net property and equipment increased $2.1 million from June 30, 2014 to June 30, 2015.

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Investigations and restatement	$—	$916	$(916)	-100%
% of Revenues	0%	2%

As of June 30, 2014, we incurred costs of $0.9 million related to the audit committee investigation and restatement of our financial statements. The majority of the costs relating to the restatement of our historical financial statements occurred during 2013 and the restatement was completed in April 2014. These costs included the re-audit of our financial statements for the years ended 2012, 2011 and 2010. We did not incur any such costs in 2015.

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Interest expense, net	$(5)	$(29)	$24	83%
% of Revenues	0%	0%

Interest expense, net, includes interest earned on our interest-bearing cash and cash equivalents and short-term investments, which was more than offset by interest expense on capital lease obligations.

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Foreign exchange gain (loss)	$(192)	$101	$(293)	-290%
% of Revenues	0%	0%

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZD), the British Pound (GBP) and the Australian dollar (AUD). Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The decrease during the six months ended June 30, 2015 when compared to the same period in 2014 is primarily due to the AUD strengthening against the NZD at a rate which resulted in losses on the settlement of intercompany receivables and on cash held in NZD. During the six months ended June 30, 2015 and 2014, we did not engage in any foreign currency hedging activities.

	Six Months Ended June 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Income tax expense	$3,112	$2,515	$597	24%
Effective tax rate	39%	36%

Our income tax provision for six months ended June 30, 2015 and 2014 was 39% and 36%, respectively. The effective tax rate for the six months ending June 30, 2015 increased as compared to 2014 due to increases in the Company’s uncertain tax positions and share-based compensation. The Company’s effective tax rate for the three months ended June 30, 2015 and 2014 differs from the federal statutory rate primarily due to changes in state pretax income as well as local income taxes.

Liquidity and Capital Resources

At June 30, 2015, our sources of liquidity consist of cash and cash equivalents of approximately $64.3 million.

We have no long-term debt, except for obligations under capital leases and thus far, our financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations.

On May 3, 2013 we entered into a definitive Replacement Grant Agreement with our former chief executive officer, in order to substitute certain equity awards that had exceeded the applicable limits in the Company’s historical equity inventive plans and would be cancelled, subject to shareholder approval of the terms of the substitute incentive compensation package and a new incentive plan. In June 2013, the substitute remuneration package was approved by our stockholders, and on December 23, 2013 we and the former chief executive officer entered into an amendment to the Replacement Grant Agreement which fixed the terms of the incentive compensation package. In addition to stock options and performance shares, the amended Replacement Grant Agreement includes a performance fixed cash award of $4.2 million, which was earned as a result of our achievement of a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014. The award is payable in three installments of $1.4 million each, of which the first two payments were paid in the third quarter of 2014 and the first quarter of 2015 and the remaining payment will be paid in the first quarter of 2016.

In order to minimize credit and market risk, we have invested $9.0 million of the Company’s cash in short-term U.S. treasury instruments, through the direct purchase of treasury bills and through a U.S. treasury money market fund.  The remainder of our cash is held in various financial institutions by the parent company and its subsidiaries based on our projected cash needs. To minimize our foreign currency exposure, we maintain funds in foreign currency bank accounts, based on projected foreign currency expenditures.

Cash flows

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(475)	$9,294
Investing activities	$(4,759)	$9,679
Financing activities	$(886)	$(867)

Net Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 increased compared with the six months ended June 30, 2014. The decline in operating cash flow across periods was primarily due to the implementation of a new billing system which resulted in a delay in customer billings in the second quarter of 2015. The delayed billing cycle resulted in changes in cash used in accounts receivable. The implementation of the new billing system is expected to be completed in the third quarter and the Company expects a return to a normalized cash collection cycle in future fiscal quarters. The decline in cash flows across periods was also due to changes in deferred taxes, prepaid expenses and other current assets, deferred revenue and other non-current liabilities.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first six months of 2015 primarily consists of purchases of property and equipment and the capitalization of software development costs. Cash provided by investing activities in the first six months of 2014 is due to the proceeds from the maturity of short-term investments in the first six months of 2014.

Net Cash Flows from Financing Activities

Cash used in financing activities consist of payments under capital leases obligations of $0.4 million, dividends paid on the Company’s preferred stock of $0.3 million and funding of withholding taxes for shared-based compensation of $0.2 million. The amount of cash used in financing activities during the first six months of 2015 was consistent with the comparable period in 2014.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $64.3 million at June 30, 2015. This amount was invested primarily in money market funds and government securities. Cash and cash equivalents are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

In connection with the preparation of this Form 10-Q, we evaluated, as of June 30, 2015, under the supervision of and with participation from our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in the 2014 Form 10-K, which material weaknesses have not been fully remediated as of June 30, 2015, our disclosure controls and procedures were not effective as of June 30, 2015.

(b)          Changes in Internal Controls.

The Company is committed to improving its overall control environment and financial reporting processes. As part of this commitment, the Company has been actively engaged in the implementation of remediation efforts to address the continuing material weaknesses in existence as of December 31, 2014. The Company continued to implement its remedial plan during the fiscal quarter ended June 30, 2015, as described below:

Accounting and Financial Reporting Control Environment.  Measures taken during the fiscal quarter ended June 30, 2015 to address this material weakness included the continued effort to improve the Company’s control environment by increasing the quality of documentation around accounting transactions and continuing our search for a Chief Financial Officer.

Ineffective Control Activities Relating to Use of Spreadsheets.  Measures taken during the fiscal quarter ended June 30, 2015 to address this material weakness included the continued implementation of a financial reporting and accounting application to automate important accounting functions, including those involved in the calculation of revenue, deferred revenue and applicable sales tax. The Company also continued the implementation of the billing module in the ERP system and completed the implementation of an application to automate the calculation of stock based compensation expense. Implementation of the revenue recognition application is expected to be completed during the fourth quarter of 2015.

Design and Maintenance of Controls Surrounding Taxes.  Measures taken during the fiscal quarter ended June 30, 2015 to address this material weakness included continued implementation of a financial reporting and accounting application that, when fully implemented, will automate functions relating to the calculation of sales taxes. The Company also continued to work with its advisors to verify where sales taxes may be payable.

As of June 30, 2015 these material weaknesses have not been remediated and additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls, even where we conclude the controls are operating effectively, can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

During the six months ended June 30, 2015, the Company did not issue any unregistered securities.

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

3.1(a)

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2015)

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2015)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2015)

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)

32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.INS	XBRL Instance Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.SCH	XBRL Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DILIGENT CORPORATION

Dated:	August 10, 2015	By:	/s/ Brian Stafford
Brian Stafford, Chief Executive Officer (Principal Executive Officer)

Dated:	August 10, 2015	By:	/s/ Alexander Sanchez
Alexander Sanchez, Interim Chief Financial Officer
(Principal Financial Officer)