Form 10-Q
period 2015-09-30
Diligent Corp
filed 2015-11-09
CIK 1433269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

As of November 5, 2015 there were 87,211,106 shares of the Registrant’s Common Stock issued and outstanding.

Diligent Corporation

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as “expect,” “believe,” “continue,” and “intend,” as well as similar comments, are forward-looking in nature. There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from the following issues (among other factors):

•      As of December 31, 2014 we identified multiple material weaknesses in our internal control over financial reporting and concluded that our disclosure controls were not effective; in connection with preparation of this Form 10-Q we concluded that our disclosure controls were not effective as of September 30, 2015; we must address the material weaknesses in our internal control over financial reporting and our disclosure controls, which otherwise may impede our ability to produce timely and accurate financial statements and periodic reports;

•      If our security measures are breached and unauthorized access is obtained to a client’s data or our data or our IT systems, our services may be perceived as not being secure, clients may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities;

•      The launch of our Diligent Teams product will require a significant continued investment from the Company and may not be met with commercial success;

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

ii

PART I—FINANCIAL INFORMATION

Diligent Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$68,767	$70,809
Accounts receivable, net	8,335	1,754
Deferred commissions	1,578	1,353
Prepaid expenses and other current assets	4,113	3,233
Deferred tax assets	4,367	2,768
Total current assets	87,160	79,917

Property and equipment, net	12,434	12,203
Intangible assets, net	4,057	260
Deferred tax assets	7,473	6,804
Security deposits	817	801
Other non-current assets	333	436
Total assets	$112,274	$100,421

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,570	$2,197
Accrued expenses and other liabilities	11,846	11,468
Income taxes payable	1,187	1,552
Deferred revenue	32,687	32,238
Obligations under capital leases	170	623
Total current liabilities	49,460	48,078

Non-current liabilities:
Deferred revenue, less current portion	12,590	12,138
Obligations under capital leases	—	34
Other non-current liabilities	3,181	3,899
Total non-current liabilities	15,771	16,071
Total liabilities	65,231	64,149
Commitments and contingencies	—	—
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 30,000,000 shares issued and outstanding (liquidation value $4,748)	3,000	3,000
Stockholders’ equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 87,188,526 and 86,895,778 shares issued and outstanding	87	87
Additional paid-in capital	37,670	32,631
Retained earnings	8,329	1,706
Accumulated other comprehensive loss	(2,043)	(1,152)
Total stockholders’ equity	44,043	33,272
Total liabilities, redeemable preferred stock and stockholders’ equity	$112,274	$100,421

See accompanying notes to condensed consolidated financial statements.

Diligent Corporation

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$24,920	$21,423	$71,850	$60,893
Cost of revenues (excluding depreciation and amortization)	5,101	4,668	14,433	12,847
Gross profit	19,819	16,755	57,417	48,046

Operating expenses:
Selling and marketing	6,222	3,286	15,505	9,542
General and administrative	7,347	4,867	19,328	17,575
Research and development	3,200	2,961	9,607	6,292
Depreciation and amortization	977	765	2,744	1,953
Investigation and restatement	—	—	—	916
Total operating expenses	17,746	11,879	47,184	36,278

Operating income	2,073	4,876	10,233	11,768

Other income (expense), net:
Interest income (expense), net	1	59	(4)	30
Other income	(5)	—	71	—
Foreign exchange transaction loss	(138)	(126)	(330)	(25)
Total other (expense) income, net	(142)	(67)	(263)	5

Income before provision for income taxes	1,931	4,809	9,970	11,773
Income tax expense	235	2,107	3,347	4,622
Net income	$1,696	$2,702	$6,623	$7,151

Accrued preferred stock dividends	(83)	(83)	(248)	(253)
Net income attributable to common stockholders	$1,613	$2,619	$6,375	$6,898

Earnings per share:
Basic	$0.01	$0.02	$0.05	$0.06
Diluted	$0.01	$0.02	$0.05	$0.06
Weighted average shares outstanding:
Basic	117,759	117,611	117,233	116,872
Diluted	121,979	122,020	121,833	120,849

See accompanying notes to condensed consolidated financial statements.

Diligent Corporation

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,696	$2,702	$6,623	$7,151
Other comprehensive incomes (loss):
Foreign exchange translation adjustment	(538)	19	(891)	(9)
Comprehensive income	$1,158	$2,721	$5,732	$7,142

See accompanying notes to condensed consolidated financial statements.

Diligent Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine months Ended September 30, 2015

(in thousands)

(Unaudited)

			Additional	Retained	Accumulated Other	Total Stockholders’
	Common Shares	Common Stock	Paid-in-Capital	Earnings	Comprehensive Loss	Equity
Balance at January 1, 2015	86,896	$87	$32,631	$1,706	$(1,152)	$33,272
Comprehensive income				6,623	(891)	5,732
Share based compensation			5,263			5,263
Shares issued to the board of directors	58		235			235
Preferred stock dividend ($0.0083 per share)			(248)			(248)
Issuance of shares upon vesting of restricted stock units	285		—			—
Shares surrendered to fund withholding taxes	(50)		(186)			(186)
Tax deficiency realized from share-based compensation			(25)			(25)
Balance at September 30, 2015	87,189	$87	$37,670	$8,329	$(2,043)	$44,043

See accompanying notes to condensed consolidated financial statements.

Diligent Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$6,623	$7,151
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(2,629)	(1,411)
Depreciation and amortization	2,744	1,953
Share-based compensation	5,263	2,057
Changes in operating assets and liabilities:
Accounts receivable	(6,900)	65
Deferred commissions	(269)	189
Prepaid expenses and other current assets	(845)	(1,000)
Other non-current assets	103	—
Accounts payable and accrued expenses	2,827	(766)
Income taxes receivable/payable	(201)	1,780
Deferred revenue	1,845	5,335
Other non-current liabilities	(748)	748
Net cash provided by operating activities	7,813	16,101
Cash flows from investing activities:
Proceeds from maturity of short-term investments	—	12,497
Restricted cash-security deposits	11	(28)
Purchases of property and equipment	(3,540)	(4,160)
Capitalized software development costs	(3,838)	—
Purchase of intangible assets	—	(25)
Net cash (used in) provided by investing activities	(7,367)	8,284
Cash flows from financing activities:
Payment of preferred stock dividend	(335)	(359)
Proceeds from exercise of stock options and purchases of shares under stock purchasing plan	—	14
Payments of obligations under capital leases	(488)	(695)
Funding of withholding taxes for share-based compensation	(186)	—
Payments of obligations under software licensing agreements	—	(82)
Net cash used in financing activities	(1,009)	(1,122)
Effect of exchange rates on cash and cash equivalents	(1,479)	(9)
Net (decrease) increase in cash and cash equivalents	(2,042)	23,254
Cash and cash equivalents at beginning of period	70,809	43,583
Cash and cash equivalents at end of period	68,767	66,837

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$18	$41
Income taxes	$5,669	$3,862
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$267
Accounts payable for property and equipment	$304	$489

See accompanying notes to condensed consolidated financial statements.

Diligent Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and nature of the business

Diligent Corporation (“Diligent” or the “Company”) is a Delaware corporation established in 2007 and listed on the NZX Main Board, a regulated New Zealand equities market. In December 2007, the Company, then named Diligent Board Member Services, Inc., completed an offshore public offering in New Zealand in connection with its listing on the NZX Main Board. In June 2015, the Company changed its name to Diligent Corporation. Diligent’s corporate headquarters are located in New York, New York.

Diligent provides one of the world’s most widely-used board portals (“Diligent Boards” or “Boards”).  The Company develops and commercializes Diligent Boards, a secure software application available online, on iPad and Windows supported devices.  The application allows board members, leadership teams and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on.  The Company provides clients with subscription-based access to its software along with associated services, including securely hosting the clients’ data, and customer service and support for the application.

Diligent has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited (“DBMS NZ”), which provides customer support and research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited (“DBL”) and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty Ltd. (“DBA”), which provide sales, marketing and customer success services in their respective regions. The Company’s Singapore subsidiary, Diligent APAC Board Services Pte. Ltd. (“APAC”) provides sales support in the Asia-Pacific region. The Company’s subsidiary in Hong Kong, Diligent APAC Limited (“APAC LTD”) was established in 2012 to support the Company’s Asia-Pacific sales and marketing operations. On February 4, 2014, the Company established a German subsidiary, Diligent Boardbooks GmbH (“DBG”), to offer dedicated, private data hosting solutions and data recovery support, primarily for European customers.

Diligent’s unaudited condensed consolidated financial statements (“interim financial statements”) are presented in U.S. dollars, which is the Company’s functional and reporting currency.

Note 2. Restatement

In August, 2013, the Company announced that its historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April of 2014 and therefore did not incur any costs during 2015 relating to this matter. Costs for the restatement and re-audits incurred during the three and nine months ended September 30, 2014 were $0 and $0.9 million, respectively. These costs were comprised of professional fees incurred for accounting, auditing and consulting services.

Note 3. Significant accounting policies

Basis of Presentation

The Company’s interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of interim financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income and other taxes, including the realization of deferred tax assets and uncertain tax positions, and the useful lives of tangible and intangible assets. Actual results could differ from those estimates.

Effective January 1, 2015, the Company began allocating facility and related costs and certain costs associated with its Enterprise Resource Planning system to Cost of revenues, Selling and marketing, General and administrative, and Research and development.  Previously such costs had been presented within General and administrative expenses.  Such costs are allocated based on a department’s proportionate share of total employee headcount. The Company also changed the presentation of sales-related incentive commissions paid to customer success personnel from Cost of revenues to Selling and marketing. The Company determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of its operations. To conform the 2014 presentation to the current quarter’s presentation, $0.5 million was reclassified from General and administrative, of which less than $0.1 million was included in Costs of revenues, $0.3 million was included in Selling and marketing, and $0.2 million was included in Research and development for the three months ended September 30, 2014. For the nine months ended September 30, 2014, $1.6 million was reclassified from General and administrative, of which $0.1 million was included in Costs of revenues, $1.1 million was included in Selling and marketing, and $0.4 million was included in Research and development. Such reclassifications had no effect on previously reported operating income, net income or retained earnings.

Principles of Consolidation

The interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Depreciation and Amortization

Depreciation on property and equipment is computed on a straight line basis at rates adequate to recover the cost of the assets over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over their estimated useful lives of the assets or the term of the underlying lease, whichever is shorter. Amortization of acquired intangible assets and purchased internal-use computer software is computed on the straight-line method over their estimated useful lives, which range from three to five years. Expenditures for repair and maintenance costs are expensed as incurred.

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

Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Diligent’s customer contracts contain a standard “autorenew” feature which provides for one-year renewals unless either party provides written notice of termination. In addition, Diligent’s renewal history with its customers has been and remains at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with Diligent. Consequently, Diligent has had a very low annual attrition rate which historically has been less than 5.0%. After considering these factors, the Company determined that a nine year estimated customer life was appropriate as of September 30, 2015. The Company evaluates its estimated customer life on an annual basis.

Deferred Revenue

Deferred revenue represents installation and subscription fees for which cash has been received, but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in the condensed consolidated balance sheets do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.

Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years. Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

Accounts Receivable

The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from Diligent’s customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At each of September 30, 2015 and December 31, 2014, the Company has recorded a provision for doubtful accounts of $0.1 million.

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

Internal-Use Software Development Costs

The Company begins to capitalize costs incurred for computer software developed for internal use when the preliminary development efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used as intended. Capitalization ceases when a computer software project is substantially complete and ready for its intended use. Costs incurred prior to meeting these criteria are expensed as incurred and recorded in research and development expense in the Company’s condensed consolidated statements of income. Enhancements that add functionality to previously released versions of Teams will be capitalized and maintenance and relatively minor enhancements will be expensed as incurred. The Company will begin to amortize the capitalized costs associated with the development of Teams during the fourth quarter of 2015 and is currently evaluating the estimated useful life of Teams.

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

Foreign Exchange

The Company’s wholly-owned foreign subsidiaries generally utilize their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. The functional currency of the Company’s Singapore subsidiary is the U.S. dollar.

Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

Share-Based Compensation

The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units and performance stock units is determined using the market price of the Company’s common stock at the date of the grant and compensation expense is recognized for the portion of the award that is expected to vest.

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

Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except that 1.8 and 1.6 million stock options have been excluded for the three and nine months ended September 30, 2015, respectively and 1.5 million stock options have been excluded for the three and nine months ended September 30, 2014, because their effect is antidilutive. For the three and nine months ended September 30, 2015 and 2014, 1.3 million and 0.3 million performance share units, respectively, were excluded as potential dilutive securities, as the performance criteria has not been met. The computation of shares used in calculating basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Basic weighted average common shares outstanding	87,759	87,611	87,233	86,240
Basic weighted average preferred shares outstanding	30,000	30,000	30,000	30,632
Basic weighted average shares outstanding	117,759	117,611	117,233	116,872
Dilutive effect of stock options	2,503	2,577	2,609	2,552
Dilutive effect of performance stock units	1,266	1,171	1,541	1,105
Dilutive effect of restricted stock units	451	661	450	320
Dilutive weighted average shares outstanding	121,979	122,020	121,833	120,849

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments.” ASU No. 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU No. 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is assessing the potential impact of the new standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606),” a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB decided to delay the effective date by one year to January 1, 2018. Early adoption is permitted no earlier than 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is assessing the potential impact of the new standard on financial reporting and has not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for 2016 and early adoption is allowed. The Company is assessing the impact of this update and the timing of adoption.

Note 4. Intangible assets

During 2014 the Company acquired certain intangible assets. The Company’s acquired intangible assets are comprised of the following:

	September 30,	December 31,	Weighted Average
	2015	2014	Useful Life
	(in thousands)
Domain names	$275	$275	5 years
Less: accumulated amortization	(56)	(15)
Domain names, net	$219	$260

The related amortization expense of intangibles for the three and nine months ended September 30, 2015 and 2014 was less than $0.1 million. The Company’s estimate of future amortization expense for acquired intangible assets that exist at September 30, 2015 is as follows:

(in thousands)
October 1, 2015 to December 31, 2015	$14
2016	55
2017	55
2018	55
2019	40
Total	$219

During the first quarter of 2015, the Company began to capitalize costs related to the development of a new SaaS collaboration tool, (“Diligent Teams” or “Teams”). The initial version of Teams was ready for its intended use and was available for customer subscription as of September 30, 2015. The amount of capitalized costs during the three and nine months ended September 30, 2015 was $1.4 million and $3.8 million, respectively and no such costs were capitalized as of December 31, 2014. The Company will begin to amortize the capitalized costs associated with the development of Teams during the fourth quarter of 2015 and is currently evaluating the estimated useful life of Teams.

Note 5. Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of September 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

At September 30, 2015 and December 31, 2014, cash equivalents include investments in U.S. treasury money market funds and treasury bills totaling $0 and $32.5 million, respectively, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

At September 30, 2015 and December 31, 2014, the Company did not have any short-term investments.

Note 6. Redeemable Preferred Stock

In March 2009, the Company issued 30 million shares of Series A Preferred Stock for $0.10 per share in a private offering, providing aggregate gross proceeds of $3.0 million. The principal terms of the Preferred Shares are as follows:

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

In 2015, the Company anticipates that accumulated unpaid dividends will be paid in cash on the Series A Preferred Stock.  Accordingly, preferred stock dividends of $0.2 million for the nine months ended September 30, 2015 are included in accrued expenses and other liabilities.

Note 7. Stock option and incentive plan

In May 2013, the Board adopted the Diligent Corporation 2013 Incentive Plan (the “Plan”), which was approved by the Company’s stockholders in June 2013. An aggregate of 15.5 million shares of the Company’s common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates as of September 30, 2015. The Company has reserved 4.1 million shares for issuance in connection with the replacement incentive awards issued in accordance with the former CEO Substitute Remuneration Package as discussed below. In April 2015, the shareholders’ approved an increase in the shares reserved for issuance under the Plan of 7.0 million. As of September 30, 2015, 5.7 million shares were available for future issuances of awards under the Plan.

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

In December 2012, the Company’s Board of Directors authorized a Special Committee of independent directors to conduct a review of the Company’s past stock issuances and stock option grants to determine whether they were in accordance with the relevant incentive plans. The Special Committee found that three option awards—one under the 2007 Stock Option and Incentive Plan (“2007 Plan”), and two under the 2010 Stock Option and Incentive Plan (“2010 Plan”)—exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the former Chief Executive Officer (CEO) exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the former CEO exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another officer exceeded the cap in the 2010 Plan by 250,000 shares.

In May 2013, the Company and the Company’s former CEO entered into a Replacement Grant Agreement providing for the cancellation of the affected stock options and the issuance of a replacement award, which was to become effective upon the occurrence of certain future events.

In June 2013, the Company entered into an agreement with respect to the options issued to the other officer in excess of the applicable plan cap, under which 250,000 options were cancelled, the vesting schedule for the remaining nonvested options were extended over a four and a half year period, and replaced with 150,000 restricted stock units, with graded vesting over four and a half years. The modification of this award resulted in less than $0.1 million of additional expense.

In December 2013, the Company and the former CEO entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package to be provided to the Company’s former CEO in substitution for certain awards that exceeded the applicable plan caps.

Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the “Grant Date”), the former CEO’s fully vested option to purchase 2.4 million shares of the Company’s common stock for an exercise price of U.S. $0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, the former CEO received:

•                  An option to purchase 1.6 million shares of common stock having an exercise price of U.S. $2.79, which was the Company’s closing price per share expressed in U.S. dollars on the last trading day on the NZX Main Board immediately prior to the Grant Date (the “Exercise Price”) of December 23, 2013. The option vested on December 31, 2013, and has a term of ten years from the Grant Date.

•                  A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The former CEO’s right to receive such cash award was contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. This revenue target was achieved and the cash award was to be paid in three equal annual installments. The first installment in the amount of $1.4 million was paid in the third quarter of 2014, the second installment was paid in the first quarter of 2015 and the final installment will be paid in the first quarter of 2016, or, if earlier, upon a change in control of the Company or the former CEO’s separation from service. Effective March 31, 2015, the former CEO became the Company’s Chief Product Strategy Officer. Any payment due on any installment date will be proportionally reduced if the sum of the Company’s stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

The liability for the performance cash award of $1.4 million is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2015.

In addition, the former CEO held an option to purchase 3.0 million shares of the Company’s common stock for an exercise price of U.S. $0.82 per share, which remained subject to vesting. Under the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the former CEO received:

•                  Performance share units (“PSUs”) for 2.25 million shares of common stock issuable contingent on Diligent achieving revenue growth of at least 7% during the twelve month period ended September 30, 2014. Effective September 30, 2014, the Company’s revenues met the performance requirement of at least seven percent (7%) growth over the performance period as compared to the period from July 1, 2012 through September 30, 2013. The PSUs were determined to be earned and the award will vest in four equal installments based on continued employment, commencing September 30, 2015, with full vesting occurring on September 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, upon a change in control of the Company or the former CEO’s separation from service.

•                  PSUs for up to 250,000 shares of common stock contingent on Diligent achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return (“TSR”) growth in four one-year measurement periods beginning April 1, 2013 (the “Level 2 PSU Agreement”). TSR growth is measured based on Diligent’s stock price performance during the 20 trading days prior to the relevant measurement date. The Level 2 PSU Agreement provides that 62,500 shares of common stock (the “Level 2 Performance Shares”) will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the former CEO’s separation from service.

The Company recorded compensation expense of $0.2 million in the third quarter and $0.9 million during the first nine months of 2015 and $0.2 million in the third quarter and $2.8 million during the first nine months of 2014 relating to the replacement award.

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

In connection with the entry into an employment agreement with the Company’s new CEO, and an amendment to the employment agreement of its former CEO, now its Founder and Chief Product Strategy Officer, on March 31, 2015, the Company granted PSUs providing for the issuance of up to an aggregate of 675,000 shares of common stock, with a grant date fair value of $2.7 million, to the new CEO and the Chief Product Strategy Officer.  The shares of common stock underlying the PSUs are issuable contingent on the Company achieving revenue thresholds based on reported revenue over a trailing 12 month period measured at each quarter end date beginning on March 31, 2015 and ending on March 31, 2021. There are four performance thresholds and the performance share units will vest 25% upon the achievement of each performance threshold. The Company has determined that all four of the performance measures are probable to be met within the next four years and has begun recording compensation expense for each tranche on a graded basis from the grant date through the date each threshold is expected to be achieved. Vesting periods for the above mentioned PSUs range from one year to approximately four years.

The expense associated with all PSUs are expected to result in compensation expense of $0.7 million for the remainder of 2015, $2.0 million in 2016, $1.0 million in 2017, $0.4 million in 2018 and less than $0.1 million in 2019. The vesting of the options, performance cash award and PSUs described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or termination without cause or resignation for good reason.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Options	Exercise Price	Contractual Term
	(in thousands)
Outstanding at January 1, 2015	6,553	$2.31
Granted	720	$3.42
Exercised	—	$—
Cancelled	—	$—
Forfeited	(100)	$3.85
Outstanding at September 30, 2015	7,173	$2.40	7.1 years
Exercisable at September 30, 2015	5,388	$1.96	6.4 years
Options vested and expected to vest	7,084

Performance Stock Units

A summary of PSU activity for the nine months ended September 30, 2015 is as follows:

		Weighted Average
	Performance	Grant Date Fair
	Stock Units	Value Per Share
	(in thousands)
Nonvested at January 1, 2015	2,500	$2.79
Granted	1,065	$3.73
Vested	(625)	$2.79
Forfeited	—	$—
Nonvested at September 30, 2015	2,940	$3.13

The Company estimates the fair value of the PSU’s as of the grant date utilizing the closing price of its common stock on that date.

Restricted Stock Units

A summary of RSU activity for the nine months ended September 30, 2015 is as follows:

		Weighted Average
	Restricted	Grant Date Fair
	Stock Units	Value Per Share
	(in thousands)
Nonvested at January 1, 2015	1,055	$4.17
Granted	1,122	$3.85
Vested	(284)	$3.90
Forfeited	(58)	$3.85
Nonvested at September 30, 2015	1,835	$3.87

The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of its common stock on that date.

Share-Based Compensation

A summary of share-based compensation for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	354	495	1,366	578
Performance stock units	598	238	1,635	771
Restricted stock units	813	459	2,262	419
Total	1,765	1,192	5,263	1,768

At September 30, 2015, there was $10.9 million of unrecognized share-based compensation expense which includes $2.2 million for stock options, $4.0 million for PSUs and $4.7 million for RSUs. The weighted average period for this cost to be recognized is 1.19 years.  Such amounts do not include any impact of the former CEO performance cash award.

Note 8. Income taxes

Income tax expense is provided on an interim basis based upon management’s estimate of the annual effective tax rate. The income tax provision for the three and nine months ended September 30, 2015 provides income taxes at an effective rate of 12% and 34%, respectively. The Company recorded a net income tax provision for the three months and nine months ended September 30, 2014 based on an effective tax rate of 44% and 39%, respectively. The decrease in 2015 and difference from the federal statutory rate is due to discrete tax benefits associated with U.S. federal return to provision adjustments relating to share-based compensation and the domestic production activities deduction, based on the final amounts as reported in the Company’s U.S. federal tax return, which had a significant effect on the effective tax rate for the third quarter of 2015.  The Company’s effective tax rate for the three months ended September 30, 2014 was also impacted due to a change in methodology for determining the Company’s Research and Development credits for U.S. Federal Income Tax purposes which resulted in an unfavorable cumulative adjustment in the third quarter of 2014.

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

Note 9. Contingencies

Sales tax risk

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. The Company’s cumulative provisions as of September 30, 2015 and December 31, 2014 were $1.9 million and $2.1 million, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that the Company could face sales tax audits and that its liability for these taxes could exceed our estimates as state tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit such taxes to those authorities. The Company could also be subject to audits with respect to states and international jurisdictions for which it has not accrued tax liabilities. A successful assertion that the Company should be collecting additional sales or other taxes on its services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing the Company’s application or otherwise harm our business and operating results.

Litigation and claims

In the ordinary course of business, Diligent is a party to pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, management is of the opinion that the final outcome will not have a material effect on the Company’s financial position, results of operations or cash flows.

NZX Main Board Listing Rules

In June 2014, New Zealand time, the Company received notification from the NZX Limited (“NZX”) in respect to alleged breaches of the NZX Main Board Listing Rules for the delayed release of the 2013 annual report, the 2013 full year preliminary announcement and the 2013 interim report. The notification informed the Company that the NZX has determined to refer the Company’s alleged breaches to the NZ Markets Disciplinary Tribunal. Any actions by the NZX Limited, and any action taken by the NZ Markets Disciplinary Tribunal, does not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, the Company may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require the Company’s management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements, fines or other penalties.

In September 2014, the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the breaches of the NZX Main Board Listing Rules by the Company relating to the delayed reports described above. The settlement provided for the payment of fines and costs by the Company, consisting of less than $0.1 million as a penalty to the NZX Discipline Fund and less than $0.1 million towards the cost of NZXR. These amounts have been paid as of December 31, 2014.

In June 2015, the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the breaches of the NZX Main Board Listing Rules by the Company, relating to the Company not having the required minimum of two New Zealand resident directors from the period of April 9, 2015 to April 29, 2015. The settlement provided for the payment of less than $0.1 million towards the cost of NZX and was paid as of September 30, 2015.

Note 10. Subsequent Events

BoardLink Acquisition

On October 19, 2015, the Company acquired all the assets of BoardLink, a SaaS provider of board and leadership team collaboration solutions, from Thomson Reuters. The acquisition of BoardLink strengthens Diligent’s position as one of the world’s leading providers of corporate governance and collaboration SaaS solutions for boards and senior executives. Under the terms of the agreement, Diligent paid $10.0 million in cash for the Thomson Reuters BoardLink business. The acquisition related costs for the three and nine months ended September 30, 2015 were $0.2 million and are included in General and administrative expenses in the condensed consolidated statements of income. As of the date of issuance of these interim financial statements, the preliminary purchase price allocation has not been completed as the Company is in the process of gathering the data required to perform the purchase price allocation. The Company is also currently evaluating the federal and state tax implications of the BoardLink acquisition.

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

Overview

We develop and commercialize Diligent Boards, a secure software application available online and compatible with iPad and Windows supported devices. Diligent Boards is one of the world’s most widely used board portals, allowing board members, leadership teams and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services, including securely hosting the clients’ data, and customer service and support for the application.

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

In December 2007, we completed an offshore offering of 24.0 million shares of our common stock in conjunction with a listing of our stock on the NZX Main Board under the symbol “DIL.” As a result, we are subject to the regulation and reporting requirements imposed by the NZX. While our common stock trades on a periodic basis on the over-the counter bulletin board (“OTCBB”), there is no established public trading market for our common stock in the United States. However, because Diligent is a U.S. company incorporated in Delaware with over 500 shareholders, it is also treated as a public company in the United States and is subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934. We are subject to the NZX Main Board Listing Rules, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

In February 2015, we announced that we plan to introduce a new SaaS collaboration solution called Diligent Teams and the initial version of Teams was ready for its intended use and was available for customers to subscribe as of September 30, 2015. In 2014, we more than doubled our research and development headcount, partially due to our exploratory work on the design of the Diligent Teams product. During the first nine months of 2015, we have continued to increase our investment in research and development, and plan on continuing such investment. There can be significant unexpected costs incurred after the initial release of new products. While we are enthusiastic about the launch of Diligent Teams and believe that the product will be welcomed by many of our existing clients and new clients, Diligent Teams may not be met with commercial success.

In October 2015, we acquired all of the assets of BoardLink, a SAAS provider of board and leadership team collaboration solutions, from Thomson Reuters. Diligent’s acquisition of BoardLink increases the Company’s presence by adding more than 250 new clients and approximately 9,000 users to Diligent’s global community of executives and board members. Under the terms of the agreement, Diligent paid $10.0 million in cash for the Thomson Reuters BoardLink business. The acquisition related costs for the three and nine months ended September 30, 2015 were $0.2 million and are included in General and administrative expenses in the condensed consolidated statements of income.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are consistent with those disclosed in our 2014 Form 10-K, except that the Company has begun to capitalize costs associated with the application development stage of an internal use software project and will begin amortizing those costs when the software is ready for use and placed in service (see “Note 3—Significant Accounting Policies—Internally Developed Software” to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q).  The Company also considers the reclassification of certain indirect costs within the unaudited condensed consolidated statements of income to be a change in accounting presentation.  For further information about the reclassification refer to “Note 3—Significant Accounting Policies—Basis of presentation” to our interim financial statements contained in this Quarterly Report on Form 10-Q.

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

The Company also discloses gross deferred revenue which consists of deferred revenue and installation and subscription fees which have been billed to the customer pursuant to an executed subscription agreement but for which payment has not yet been received and the criteria for the recognition of revenue has not yet been met. As a result of our subscription-based model and historically high renewal rates, at the end of any period, we generally have subscription contracts in place for a significant percentage of our total revenues for the next 12 months and therefore we believe it is useful to the users of our interim financial statements to disclose gross deferred revenues.

Accounts receivable

The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from our customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management’s assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At each of September 30, 2015 and December 31, 2014, the Company has recorded a provision for doubtful accounts of $0.1 million. The Company also discloses gross accounts receivable which consists of all billings to customers for installation and subscription fees.

The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at September 30, 2015, is as follows:

	September 30, 2015
	Gross	Adjustment (1)	Net
	(in thousands)
Accounts receivables, net	$30,547	$(22,212)	$8,335

Deferred Revenue — current	$54,899	$(22,212)	$32,687
Deferred Revenue — less current portion	$12,590		$12,590
Total deferred revenue	$67,489	$(22,212)	$45,277

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

Cost of Revenues and Operating Expenses

Cost of Revenues (exclusive of depreciation and amortization). Cost of revenues consists of direct expenses related to hosting the Company’s cloud-based application, customer success, customer support, data communication expenses, employee bonuses, share-based compensation, and salaries and benefits of customer success, customer support and network operations personnel. Costs of revenues also include allocated facility and related costs and certain costs associated with the Company’s Enterprise Resource Planning system. We do not allocate depreciation and amortization to cost of revenues.

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

Results of Operations for the Three Months Ended September 30, 2015

Revenues:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Revenues	$24,920	$21,423	$3,497	16%

The growth in total revenues of $3.5 million or 16% for the three months ended September 30, 2015 when compared to 2014 is primarily the result of an increase in new users of Diligent Boards, as well as our retention of existing customers. In the third quarter, our annual revenue retention rate, including upsells into the existing customer base, exceeded 100%. We calculate our annual revenue retention rate as of a period end by starting with the annual contract value (ACV) from customers as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12- month period by the aggregate Prior Period ACV for the trailing 12-month period to arrive at our annual revenue retention rate. The total number of client agreements (net of cancellations) was approximately 3,500 as of September 30, 2015, compared with approximately 2,800 at September 30, 2014.  North America, EMEA (Europe, Middle East and Africa) and Asia/Pacific accounted for 58%, 28%, and 14%, respectively, of the contract value of new subscriptions added during the third quarter of 2015 and 59%, 22%, and 19%, respectively, of the contract value of new subscriptions added during the third quarter of 2014. Upgrades from existing customers, which represents the increase during the year in value from existing agreements due primarily to additional users being added to the agreement, represented 48% and 31% of the contract value of new subscriptions added for the three months ended September 30, 2015 and 2014, respectively.

We recognize subscription revenue ratably over the contract period, commencing upon providing the customer with access to the Diligent Boards product, which is generally at least twelve months. Accordingly, we expect that growth in subscription agreements will be reflected by increases in revenues over the next twelve months.

Cost of revenues:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Cost of revenues (excluding depreciation and amortization)	$5,101	$4,668	$433	9%
% of Revenues	20%	22%

Cost of revenues is comprised of customer success, customer support and network operations personnel. The increase in costs of revenues is due to an increase in salaries, bonuses, incentive pay and share-based compensation of $0.3 million as well as increases in hosting fees and software costs $0.2 million and $0.1 million, respectively. These increases were partially offset by decreases in rent related costs and other expenses of $0.1 million and $0.1 million, respectively.

Cost of revenues increased at a slightly lower rate than revenues due to subscription revenue outpacing the related cost of revenue, resulting in a gross profit of 80% for the three months ended September 30, 2015 compared to 78% for the three months ended September 30, 2014.

Selling and marketing:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Selling and marketing	$6,222	$3,286	$2,936	89%
% of Revenues	25%	15%

Selling and marketing expenses consists of $3.4 million of selling expenses and $2.8 million of marketing expenses. Selling and marketing expenses for the three months ended September 30, 2015 increased $1.7 million and $1.2 million, respectively, when compared to the same period in 2014.

The increase in selling expenses of $1.7 million consists of $0.6 million in the U.S. and $1.1 million in EMEA. The increase in selling expenses was primarily due to increases to our sales headcount, which resulted in increases in salaries, bonuses, incentive pay and share-based compensation of $1.2 million. The addition of the new sales headcount and associated expense is related to the Company's global expansion strategy to pursue new market opportunities. Specifically, the Company intends to selectively add new sales resources in EMEA, Asia/Pacific and Latin America. Other increases included one-time bonus and severance expense, travel expenses and other miscellaneous costs of $0.3 million, $0.1 million and $0.1 million, respectively. The increase in marketing expenses of $1.2 million consists of $0.4 million in the U.S, $0.4 million in EMEA and $0.4 million in Asia/Pacific. The increase in marketing expenses was partly due to an increase in headcount resulting in an increase of salaries, bonuses, share-based compensation and other employee costs of $0.3 million. Other increases included direct marketing costs, trades shows and events and professional fees of $0.5 million, $0.3 million and $0.1 million, respectively.

General and administrative:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
General and Administrative	$7,347	$4,867	$2,480	51%
% of Revenues	29%	23%

The increase in General and administrative expenses of $2.5 million in the third quarter of 2015 was primarily comprised of General and administrative expenses in the United States. There was an increase for the period related to salaries, bonuses, share-based compensation and other employee costs of $0.7 million. Sales tax expense increased by $0.5 million as a result of additional sales tax risks identified in two states. There were also increases in accounting fees, audit fees and professional fees of $0.4 million, $0.3 million and $0.3 million, respectively due to efforts to implement the revenue recognition module of our ERP system and to improve our control environment and remediate the historical material weaknesses in our control environment. Management expects the level of such fees to decrease as we complete our implementation and remediation efforts. There were also increases in travel expenses of $0.1 million. During the third quarter of 2015, the Company incurred $0.2 million of acquisition related costs attributable to the BoardLink acquisition.

Research and development:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Research and development	$3,200	$2,961	$239	8%
% of Revenues	13%	14%

The increase in research and development expenses is primarily due to the increase in salaries, bonuses, share-based compensation and other employee costs of $0.5 million. This increase was partially offset by a decrease in recruiting fees of $0.3 million. From the period of September 30, 2014 to September 30, 2015 we had a net increase of 30 people in research and development. Of these 30 people, 21 were added in the U.S., of which 16 were additions to our new North Carolina Development Center, which currently focuses primarily on the our recently released Diligent Teams product, and 5 were additions to our New York staff. The remaining 9 people were additions to our New Zealand team. We expect that our increased investment in research and development will continue for the remainder of 2015 as we enhance our newly released Diligent Teams product. During the quarter ended September 30, 2015, $1.4 million of costs related to the development of our Diligent Teams product were capitalized and included in intangible assets in the unaudited condensed consolidated balance sheet.

Depreciation and amortization:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	$977	$765	$212	28%
% of Revenues	4%	4%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. Net property and equipment increased $1.5 million from September 30, 2014 to September 30, 2015.

Interest income (expense), net:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Interest income (expense), net	$1	$59	$(58)	-98%
% of Revenues	0%	0%

Interest income (expense), net, includes interest earned on our interest-bearing cash and cash equivalents and short-term investments, offset by interest expense on capital lease obligations. The decrease in interest income for the three months ended September 30, 2015 when compared to the same period in 2014 is due to a lower rate of return on investments in U.S. treasury bills.

Foreign exchange loss:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Foreign exchange loss	$(138)	$(126)	$(12)	10%
% of Revenues	-1%	-1%

Our U.S. and foreign operations have transactions with clients and suppliers denominated in currencies other than their functional currencies, and the U.S. parent company has transactions with its foreign subsidiaries in the subsidiaries’ functional currencies which create foreign currency intercompany receivables and payables. Additionally, the U.S. parent company maintains a portion of its cash balances in foreign currencies, primarily the Canadian dollar (CAD), the New Zealand dollar (NZD), the British Pound (GBP) and the Australian dollar (AUD). Foreign exchange transaction gains and losses arise on the settlement of foreign currency transactions at amounts different from the recorded amounts, and the measurement of the unrealized foreign currency gains and losses in the related assets and liabilities at the end of the period. The net gain or loss is an accumulation of the effects of the foregoing transactions. The decrease during the three months ended September 30, 2015 is primarily due to the CAD and NZD weakening against the USD at a rate which resulted in losses on cash held in CAD and NZD in the U.S. During the three months ended September 30, 2015 and 2014, we did not engage in any foreign currency hedging activities.

Income tax expense:

	Three Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Income tax expense	$235	$2,107	$(1,872)	-89%
Effective tax rate	12%	44%

Our income tax provision for three months ended September 30, 2015 and 2014 was 12% and 44%, respectively. The decrease in the tax rate for the three months ended September 30, 2015 relative to the three months ended September 30, 2014 is primarily due to discrete tax benefits recognized in the quarter associated with U.S.  federal return to provision adjustments related to share-based compensation and the domestic production activities deduction based on the final amounts as reported in the tax return which had a significant effect on the effective tax rate for the third quarter of 2015 due to the relatively low pretax income in the quarter. The Company’s effective tax rate for the three months ended September 30, 2014 was also increased on account of a change in methodology for determining the Company’s Research and Development credits for U.S. Federal Income Tax purposes which resulted in an unfavorable cumulative adjustment for current and prior year research credits.

Results of Operations for the Nine Months Ended September 30, 2015

Revenues:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Revenues	$71,850	$60,893	$10,957	18%

The growth in total revenues of $11.0 million or 18% for the nine months ended September 30, 2015 when compared to 2014 is primarily the result of an increase in new users of Diligent Boards, as well as our retention of existing customers. We have continued to add users each quarter since inception. During the nine months ended September 30, 2015, the total number of users increased to over 100,000. North America, EMEA and Asia/Pacific accounted for 57%, 27%, and 16%, respectively, of the contract value of new subscriptions added during the nine months ended September 30, 2015 compared with 59%, 21%, and 20%, respectively, of the contract value of new subscriptions added during the nine months ended September 30, 2014. Upgrades from existing customers, which represents the increase during the year in value from existing agreements due primarily to additional users being added to the agreement, represented 40% and 46% of the contract value of new subscriptions added for the nine months ended September 30, 2015 and 2014, respectively.

Cost of revenue:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Cost of revenues (excluding depreciation and amortization)	$14,433	$12,847	$1,586	12%
% of Revenues	20%	21%

The increase in Costs of revenues is due to an increase in salaries, bonuses, incentive pay, share-based compensation and other employee costs of $1.0 million. Other increases in cost of revenues were due to increases in internet costs, hosting fees, software costs, travel expenses and recruiting fees in the amount of $0.2 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million, respectively. These increases were partially offset by decreases in audit fees and other miscellaneous expenses of $0.1 million and $0.1 million, respectively.

Cost of revenues increased at a slightly lower rate than revenues due to subscription revenue outpacing the related cost of revenue, resulting in a gross margin of 80% for the nine months ended September 30, 2015 compared to 79% for the nine months ended September 30, 2014.

Selling and marketing:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Selling and marketing	$15,505	$9,542	$5,963	62%
% of Revenues	22%	16%

Selling and marketing expenses consist of $8.3 million of selling expense and $7.2 million of marketing expense. Selling and marketing expenses for the nine months ended September 30, 2015 increased $3.6 million and $2.4 million, respectively, when compared to the same period in 2014.

The increase in selling expenses of $3.6 million consists of $1.2 million in the U.S., $2.3 million in EMEA and $0.1 million in Asia/Pacific. The increase in selling expenses was primarily due to increases to our sales staff headcount which resulted in increases in salaries, bonuses, incentive pay, share-based compensation and other employee costs of $2.6 million. Other selling increases included one-time bonus and severance expense, professional fees, travel related expenses, rent related costs and other miscellaneous expenses of $0.3 million, $0.3 million, $0.2 million, $0.1 million and $0.1 million, respectively. The increase in marketing expenses of $2.4 million consists of $0.9 million in the U.S, $0.7 million in EMEA and $0.8 million in Asia/Pacific. The increase in marketing expenses was partly due to an increase in headcount resulting in an increase of salaries, bonuses, share-based compensation and other employee costs of $0.6 million. Other increases included trade shows and events, direct marketing costs and professional fees of $0.8 million, $0.7 million and $0.3 million, respectively.

General and administrative:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
General and administrative	$19,328	$17,575	$1,753	10%
% of Revenues	27%	29%

The increase in General and administrative expenses of $1.8 million during the nine months ended September 30, 2015 was due to an increase in general and administrative expenses in the United States. Sales tax expense increased by $0.5 million as a result of additional sales tax risks identified in two states. There was also increases in accounting fees and audit fees of  $0.5 million and $0.5 million, respectively due to efforts to implement the revenue recognition module of our ERP system and to improve our control environment and remediate the historical material weaknesses in our control environment. Management expects the level of such fees to decrease as we complete our implementation and remediation efforts. There were also increases in travel expenses and public relations costs of 0.4 million and $ 0.2 million as a result of increased business activities in foreign countries. Office expenses, legal fees and filing fees also increased by $0.1 million, $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2015, the Company incurred $0.2 million of acquisition related costs attributable to the BoardLink acquisition. These increases were partially offset by a decrease of $0.2 million due to certain executive bonuses being earned in the first nine months of 2014 which were not earned in the same period of 2015. Other decreases included director fees, state and local taxes and internet costs $0.3 million, $0.2 million and $0.1 million, respectively.

Research and development:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Research and development	$9,607	$6,292	$3,315	53%
% of Revenues	13%	10%

The increase in research and development expenses is primarily due to increased staffing driven by our development work in relation to Diligent Teams and upgrades and enhancements to Diligent Boards. Worldwide salaries, bonuses, share-based compensation and other employer related costs in the first nine months of 2015 were $2.8 million higher than the comparable period in 2014. The remaining increase relates to $0.2 million for rent and utility related costs, $0.1 million for internet costs, $0.1 million for software and maintenance costs and $0.1 million for other miscellaneous expenses. We expect that our increased investment in research and development will continue for the remainder of 2015 as we enhance our newly released Diligent Teams product. During the first nine months of 2015, $3.8 million of costs related to the development of our Diligent Teams product were capitalized and included in intangible assets in the unaudited condensed consolidated balance sheet.

Depreciation and amortization:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Depreciation and amortization	$2,744	$1,953	$791	41%
% of Revenues	4%	3%

The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. Net property and equipment increased $1.5 million from September 30, 2014 to September 30, 2015.

Investigations and restatement:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Investigations and restatement	$—	$916	$(916)	-100%
% of Revenues	0%	2%

The Company completed the restatement process in April of 2014 and therefore did not incur any costs during 2015 relating to this matter. The costs incurred in 2014 were comprised of professional fees incurred for accounting, auditing and consulting services.

Interest income (expense), net:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Interest income (expense), net	$(4)	$30	$(34)	-113%
% of Revenues	0%	0%

Interest income (expense), net, includes interest earned on our interest-bearing cash and cash equivalents and short-term investments, offset by interest expense on capital lease obligations. The decrease in interest income for the three months ended September 30, 2015 when compared to the same period in 2014 is due to a lower rate of return on investments in U.S. treasury bills.

Foreign exchange loss:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Foreign exchange loss	$(330)	$(25)	$(305)	1220%
% of Revenues	0%	0%

The decrease during the nine months ended September 30, 2015 when compared to the same period in 2014 is primarily due to the AUD strengthening against the NZD at a rate which resulted in losses on the settlement of intercompany receivables and on cash held in NZD. In addition, the CAD and NZD weakened against the USD at a rate which resulted in losses on cash held in CAD and NZD in the U.S. During the nine months ended September 30, 2015 and 2014, we did not engage in any foreign currency hedging activities.

Income tax expense:

	Nine Months Ended September 30,		Increase /
	2015	2014	(Decrease)	% Change
	(in thousands)
Income tax expense	$3,347	$4,622	$(1,275)	-28%
Effective tax rate	34%	39%

Our income tax provision for nine months ended September 30, 2015 and 2014 was 34% and 39%, respectively. The decrease in the rate for the nine months ended September 30, 2015 relative to the rate for the nine months ended September 30, 2014 and the effective tax rate for calendar 2014 is primarily due to discrete tax benefits recognized in the third quarter associated with U.S.  federal return to provision adjustments related to share-based compensation and the domestic production activities deduction based on the final amounts as reported in the Company’s U.S. federal tax return. The Company’s effective tax rate for the nine months ended September 30, 2014 also includes a discrete tax expense recognized in the third quarter of 2014 for the effect of a change in the Company’s methodology for determining Research and Development credits for U.S. Federal Income Tax purposes, which resulted in an unfavorable cumulative adjustment.

Liquidity and Capital Resources

At September 30, 2015, our sources of liquidity consisted of cash and cash equivalents of approximately $68.8 million.

We have no debt, except for short-term obligations under capital leases and thus far, our financing costs have consisted principally of the annual dividend on the preferred stock and repayments of capital lease and software licensing obligations. The Company also has an obligation of $1.4 million relating to the Replacement Grant Agreement with our former chief executive officer, which will be paid in the first quarter of 2016.

Cash flows

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$7,813	$16,101
Investing activities	$(7,367)	$8,284
Financing activities	$(1,009)	$(1,122)

Net Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2015 decreased compared with the nine months ended September 30, 2014. The decline in cash flows across periods was largely due to changes in accounts receivable as well as changes in deferred taxes, prepaid expenses, deferred commissions, income taxes payable and other current assets and other non-current liabilities. These changes were offset by cash provided by changes in deferred revenue, depreciation and amortization, share-based compensation, and accounts payable and accrued expenses.

Net Cash Flows from Investing Activities

Cash used in investing activities in the first nine months of 2015 primarily consists of purchases of property and equipment and the capitalization of software development costs. Cash provided by investing activities in the first nine months of 2014 is due to the proceeds from the maturity of short-term investments in the first nine months of 2014.

Net Cash Flows from Financing Activities

Cash used in financing activities consisted of payments under capital leases obligations of $0.5 million, dividends paid on the Company’s preferred stock of $0.3 million and the funding of withholding taxes for shared-based compensation of $0.2 million. In 2014, cash used in financing activities primarily consisted of payments under capital leases obligations of $0.7 million and dividends paid on the Company’s preferred stock of $0.4 million.

Recent Accounting Pronouncements

See “Note 3—Significant Accounting Policies—Recent Accounting Pronouncements” to our interim financial statements contained in this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange risk

The Company’s wholly-owned foreign subsidiaries generally utilize their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. The functional currency of the Company’s Singapore subsidiary is the U.S. dollar.

Transactions in foreign currencies are reported at the rates of exchange at the transaction date.  Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date.  All differences are recorded in results of operations.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $68.8 million at September 30, 2015. Cash and cash equivalents are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

In connection with the preparation of this Form 10-Q, we evaluated, as of September 30, 2015, under the supervision of and with participation from our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described in the 2014 Form 10-K, which material weaknesses have not been fully remediated as of September 30, 2015, our disclosure controls and procedures were not effective as of September 30, 2015.

(b)          Changes in Internal Controls.

The Company is committed to improving its overall control environment and financial reporting processes. As part of this commitment, the Company has been actively engaged in the implementation of remediation efforts to address the continuing material weaknesses in existence as of December 31, 2014. The Company continued to implement its remedial plan during the fiscal quarter ended September 30, 2015, as described below:

Accounting and Financial Reporting Control Environment.  Measures taken during the fiscal quarter ended September 30, 2015 to address this material weakness included the continued effort to improve the Company’s control environment by increasing the quality of documentation around accounting transactions and the hiring of a Chief Financial Officer.

Ineffective Control Activities Relating to Use of Spreadsheets.  Measures taken during the fiscal quarter ended September 30, 2015 to address this material weakness included the continued implementation of a financial reporting and accounting application to automate important accounting functions, including those involved in the calculation of revenue, deferred revenue and applicable sales tax. The Company also engaged a third party to assist in completing the revenue recognition module in the ERP system. Implementation of the revenue recognition application is expected to be completed during the fourth quarter of 2015.

Design and Maintenance of Controls Surrounding Taxes.  Measures taken during the fiscal quarter ended September 30, 2015 to address this material weakness included continued implementation of a financial reporting and accounting application that, when fully implemented, will automate functions relating to the calculation of sales taxes. The Company also continued to work with its advisors to verify where sales taxes may be payable. The Company also clearly defined and communicated roles and responsibilities for income tax accounting and implemented more robust internal controls surrounding the review of the components of the income tax provision by the Corporate Controller and Chief Accounting Officer.

As of September 30, 2015 these material weaknesses have not been remediated and additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. Prior to the completion of our remedial measures, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls, even where we conclude the controls are operating effectively, can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015, the Company did not issue any unregistered securities.

Item 3.           Defaults Upon Senior Securities.  Not applicable.

Item 4.           Mine Safety Disclosures.  Not applicable.

Item 5.           Other Information.  Not applicable.

Item 6.           Exhibits.

Exhibit Numbers	Exhibits

10.1

Employment Agreement, dated September 8, 2015, by and between Diligent Corporation and Michael Stanton (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2015)

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

DILIGENT CORPORATION

Dated:	November 9, 2015	By:	/s/ Brian Stafford
Brian Stafford, Chief Executive Officer (Principal Executive Officer)

Dated:	November 9, 2015	By:	/s/ Michael Stanton
Michael Stanton, Chief Financial Officer
(Principal Financial Officer)