Form 10-K
period 2015-12-31
Diligent Corp
filed 2016-03-14
CIK 1433269

Use these links to rapidly review the document

Table of Contents2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of common equity held by non-affiliates as of the last business day of the registrant's second fiscal quarter, computed by reference to the last sales price as reported by NZX on June 30, 2015 of NZD 5.54 (US$3.75) per share, was US$276.5 million.

          The number of shares of the registrant's common stock outstanding as of March 3, 2016 was 88,052,354.

DOCUMENTS INCORPORATED BY REFERENCE

          An amendment to this Form 10 K, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, is incorporated by reference into Part III of this report for the year ended December 31, 2015.

FORWARD-LOOKING STATEMENTS

        This document contains forward-looking statements within the meaning of the safe harbor provision of the Securities Litigation Reform Act of 1995. Terms such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "forecast," and other words of similar meaning, are forward-looking in nature. There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this annual report. Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities.

        On February 12, 2016 we entered into a definitive agreement and plan of merger to be acquired by affiliates of funds managed by Insight Venture Management LLC ("Insight"). On the terms and subject to the conditions set forth in the merger agreement, Diligent stockholders will have a right to receive $US 4.90 in cash for each share of Diligent common stock and $US 5.05 in cash for each share of Diligent preferred stock, plus accrued and unpaid dividends upon consummation of the acquisition. Diligent's entry into the merger agreement, its obligations thereunder, and the conditions to completion of the acquisition give rise to risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this annual report, including:

  •
  The effect of the announcement or pendency of the merger on our business relationships, employee retention and recruitment, operating results and business generally;

  •
  Risks that the merger could divert management's or employees' attention from our ongoing business operations;

  •
  The outcome of or expenses relating to any legal proceedings that may be instituted against Diligent and others related to the merger agreement;

  •
  The amount of the costs, fees, expenses and charges related to the merger agreement or the merger;

  •
  The risk that the merger agreement may be terminated in circumstances that require Diligent to pay Insight a termination fee of US$19,463,000;

  •
  The failure by Insight to obtain the necessary equity and debt financing set forth in the commitments entered into in connection with the merger;

  •
  Despite Insight's obligation to use reasonable best efforts to obtain the financing contemplated by its debt commitment letter, there is a risk that the debt financing might not be obtained and that, in certain instances, Diligent's only viable recourse would be the USD$33,365,000 termination fee payable by Insight to Diligent;

  •
  The merger may not be consummated within the expected time period or at all because of a number of factors, including the failure to obtain stockholder approval; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; or the failure to satisfy closing conditions to the merger, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions; and

  •
  Diligent's stock price may decline significantly if the merger is not completed.

        Other risks and uncertainties relating to our operations arise from the following issues (among other factors):

  •
  If our security measures are breached and unauthorized access is obtained to a client's data or our data or our IT systems, our services may be perceived as not being secure, clients may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities;

  •
  The launch, development and continued promotion of our Diligent Teams product requires a significant continued investment from the Company and may not be met with commercial success;

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

  •
  We are subject to NZX Limited's ("NZX") Main Board Listing Rules and compliance with securities and financial reporting laws and regulations in the U.S. and New Zealand and face higher costs and compliance risks than a typical U.S. public company due to the need to comply with these dual regulatory regimes and as previously disclosed, we have failed to comply with certain of these requirements in the past, and could face potential regulatory actions and/or contingent liabilities as a result of past or any future violations; and

  •
  Our business is highly competitive and we face the risk of declining customer renewals or upgrades.

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

 AVAILABLE INFORMATION

        We maintain a corporate website with the address www.diligent.com. We intend to use our website as a regular means of disclosing material non-public information and for complying with disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission (the "SEC"). Accordingly, investors should monitor such portions of the website, in addition to following the Company's press releases, SEC filings and public conference calls and webcasts.

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

PART I

ITEM 1.    BUSINESS

        As used herein, unless the context otherwise requires, the terms "Company," "we," "us," "our" and words of similar import refer to the combined business of Diligent Corporation and its subsidiaries.

GENERAL INFORMATION

History

        Diligent Corporation ("Diligent" or the "Company") is a Delaware corporation established in 2007 and listed on the NZX Main Board, a regulated New Zealand equities market. In December 2007, the Company, then named Diligent Board Member Services, completed an offshore public offering in New Zealand in connection with its listing on the NZX Main Board. In June 2015, the Company changed its name to Diligent Corporation. Diligent's corporate headquarters are located in New York, New York.

        On February 12, 2016, Diligent entered into an Agreement and Plan of Merger (the "Merger Agreement") with entities formed by funds managed by Insight Venture Management LLC ("Insight"). Under the terms of the Merger Agreement, Diligent stockholders will have a right to receive $US 4.90 in cash for each share of Diligent common stock and $US 5.05 in cash for each share of Diligent preferred stock, plus accrued and unpaid dividends thereon. The transaction is subject to the approval of a majority of the outstanding shares of Diligent common stock and preferred stock, voting as one class; the approval of at least 60% of the outstanding Diligent preferred stock, voting separately; regulatory approvals and other customary closing conditions, including that the Company's existing directors will resign upon closing. If approved by the Company's stockholders, it is expected that the Merger will close in the second quarter of 2016.

Company Overview

        We develop and sell a software application called Diligent Boards ("Boards"). We deliver Boards as a service via all major browsers and on certain major mobile device operating systems, including the iPad and Windows-supported tablets. Our Diligent Boards secure board portal speeds and simplifies how meeting materials are produced, delivered and reviewed. The service provides directors and management with immediate access to time sensitive and confidential information online and offline, along with the tools to review, discuss and vote. Work flow features get board materials out more efficiently and serves to free up internal administration and IT resources, using the Diligent Boards portal, corporate executives can streamline board communications and discussions, helping to improve the quality of leadership decisions. Each of our clients enters into a service agreement whereby we agree to provide and support the Diligent Boards service. Diligent provides clients with subscription-based access to its software and also provides associated services including securely hosting the clients' data, as well as providing customer service and support for the application. During 2015, the Company introduced Diligent D&O "D&O", a premium add-on to Boards, which simplifies the creation and delivery of director and officer questionnaires.

        Boards features an on-screen interface that looks and works like a book and displays documents in single pages, from a secure central database. The software can be accessed via either the iPad or Windows apps, the OneClick client or by using a personal computer browser, and lets directors swipe or click to navigate easily throughout the entire virtual book.

        Diligent uses the Software-as-a-Service ("SaaS") model to distribute its Boards application to the market and maintain the security and integrity of its clients' data. Under this model, Diligent offers annual renewable subscriptions for customer access to its Diligent Boards product which is hosted on Diligent's secure servers, and offers a complete suite of related services including training, support, data migration and data security/backup.

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

        The first phase of our business focus was developing and testing the Diligent Boards system, building a loyal core customer base for the product, and promoting product awareness through exposure in print media. During this phase we did not focus on revenue growth or profitability, and sales and marketing had been conducted by two to three staff members, who fitted this role alongside their other responsibilities. By 2007 we had a commercially viable product and shifted our focus to commit substantial resources to the sales and marketing of our Boards product. By 2009 we entered the customer acquisition phase of our business and in 2010 saw the introduction of the Diligent Boards iPad app sharply accelerate demand. By 2013 we saw adoption across a number of new markets, and benefited from continued referrals and growth from our existing client base. In 2014 we began developing a new SaaS collaboration solution called Diligent Teams ("Teams"). Teams allows users to distribute documents and gather feedback by collaborating online or offline in a secure environment. Teams works inside or outside an organization and allows the user to track and view all comments, restrict viewing and forwarding and revoke access at any time. An initial limited release of Teams was available for customer subscription in September 2015.

New Zealand Offering

        On December 12, 2007, we completed an offshore offering of 24,000,000 common shares to members of the public in conjunction with a listing of our stock on the NZX Main Board. The net proceeds of the offering were approximately $16.4 million, which we used to recruit additional staff to grow our business, including more sales people in North America, Europe and the Pacific Rim; invest in the operational infrastructure required to scale the business; provide working capital to sustain the operations of the business while we further built our revenue streams; and retire certain debt obligations incurred by SSH LLC, our predecessor, in connection with the development of the Diligent Boards business.

        Our common stock is listed on the NZX Main Board and trades under the symbol "DIL."

  Activities of Foreign Subsidiaries

        The Company has the following wholly-owned foreign subsidiaries:

Diligent Board Member Services NZ Limited ("DBMS NZ")	New Zealand
Diligent Boardbooks Limited ("DBL")	United Kingdom
Diligent APAC Board Services Pte. Ltd. ("APAC")	Singapore
Diligent Board Services Australia Pty. Ltd. ("DBA")	Australia
Diligent APAC Limited ("DAP")	Hong Kong
Diligent Boardbooks GmbH ("DBG")	Germany

        DBMS NZ primarily provides research and development services for the Company, as well as customer support and account management. DBL provides sales, marketing, account management, customer support and IT support in Europe. APAC provides the Asia-Pacific region with sales and marketing services. DBA began operations in 2012 and provides sales and marketing services in Australia and New Zealand. In December 2012, the Company formed DAP in Hong Kong, which has had no operations to date. In 2014, the Company formed DBG, which holds the Company's European data hosting operations and also provides sales and marketing services in Germany. The Company has no domestic subsidiaries.

Market Opportunity

        The digital board portal industry can be described as a two tier market consisting of both established and investment markets. The U.S., Canada, U.K. and Australia markets have higher awareness and adoption rates, with growth now starting to take hold in a number of new board portal markets in all major regions of the world. Financial information regarding our revenue, by geographic location of the customer, and long-lived assets located outside the Americas is included in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

        In addition to the financial services sector, Diligent has expanded into numerous other sectors as well, including banking, insurance, utilities, oil and gas, retail, consumer products, manufacturing, construction, telecommunications, health care, universities, not-for-profits and government in the Americas (U.S., Canada, Latin America and the Caribbean), EMEA (Europe, Middle East and Africa) and the Asia Pacific region. While the newer geographic regions are showing strong growth, North America still remains our largest market, with over 35% of Fortune 1000 companies using the Diligent Boards portal.

        In 2015, Diligent achieved revenue of $99.3 million, a year-to-year increase of 20%. We believe the Company's ability to continue to significantly grow its recurring revenue each quarter confirms that its SaaS business model is strongly positioned for the future.

        We further believe the drivers behind Diligent's significant sales growth include:

  •
  Greater brand recognition of the Boards product;

  •
  A highly-focused and knowledgeable sales force;

  •
  Shorter sales cycle driven by the increasing awareness of board portals and Diligent's category leadership position;

  •
  Ongoing product innovation including the Apple iPad version of Diligent Boards;

  •
  High customer confidence in, and satisfaction with, the product; supporting a trend where existing clients continue to add new users and provide new client referrals. The Company's annual revenue retention, including upsells into the existing customer base exceeded 100% throughout 2015; and

  •
  Untapped and developing opportunities in international markets.

Our Product Strengths

        The market for Boards is extremely competitive. Our ability to differentiate our offering from the competition is based on a number of factors, the most significant of which are described below.

        Established Brand.    We began development in early 1998 ahead of many of our competitors. As a result, we believe our brand is more established in the marketplace. We are also investing to continue to build brand awareness and leadership.

        Ease of Use.    The Boards portal looks and works just like a book—making it incredibly intuitive and easy to use. Directors can click or swipe single pages, or navigate off the agenda. This "ease of use" has been one of the many key elements to the Boards portal popularity among executives who have little time to learn a new system.

        Flexible Online and Offline Viewing.    Boards may be viewed online or offline via Internet or Wi-Fi on the user's tablet or computer. The offline version of the Boards application allows a user to download a secure encrypted database of their own corporation's entire Boards database. This allows meetings to be run off-site without an Internet connection. The same book-like interface is used to view offline as well as online. This system is secured through high-level security and encryption technology.

        Additionally, when paper copies are requested, Boards has a "Print Book" feature that allows directors to print the entire collated boardbook complete with page numbers, agenda-related footers and more. This feature is controlled by the user, allowing a page, a tab or a whole book to be printed. This is a password-specific functionality controlled by the users.

        Offline Synchronization.    The main distinction between the Boards portal and some competing systems is that Boards maintains a single copy and does not download information that has already been downloaded, making synchronization an efficient and rapid process. Accordingly, there is no risk of having multiple copies or outdated documents remaining on devices or personal computers.

        Regular Upgrades.    The Boards software is regularly updated by our software development team. Updates are applied automatically and users receive the benefit of enhanced functionality without the inconvenience of software reinstallation.

        Application Security.    We designed a powerful and secure network to promote protection and availability of client data. Primaries, secondaries and fail-over servers and systems are located in geographically diverse locations for application and data delivery security. An automated intrusion detection system blocks malicious activity and reverse proxy authentication provides another barrier of protection for sensitive data. Each individual Boards user has a distinct user name and password that is required to access the Boards site. All data is encrypted, both in transit and at rest.

        We have been SSAE 16/ ISAE 3402 Type 2 (SOC 1) audited for ten consecutive years. In 2014, we obtained our ISO27001 certification for the security of the Company.

        Global Support.    We serve the highest level officers and directors of some of the largest companies in the world. To assist with completely meeting the expectations of these individuals and their key employees, we have staff in thirteen countries. Our support team is trained to work with its high-level clients to solve any problem a user might encounter.

        Full Management and Implementation Team.    We provide personalized and high quality account management and implementation to our clients. Each client has a dedicated team including an assigned day-to-day account manager and security engineer and executive resources.

        Rapid, Cost Effective Deployment.    The Boards solution can be rapidly deployed for use within an organization. Once a company chooses to use the Boards system, it can begin to realize the benefits almost immediately. Director training typically takes less than 45 minutes and full product administration training less than 10 hours. We consider this a very important distinguishing factor relative to key competitors whose systems can take considerably longer to implement.

        In September 2015 we released a new SaaS collaboration solution called Diligent Teams. The market for Teams is extremely competitive. Our ability to differentiate our offering from the competition is based on a number of factors, the most significant of which are described below.

        Ease of Use.    Teams users are able to manage documents from a powerful and simple to use administrative site. It allows the user to track and view all comments, restrict viewing and forwarding and revoke access at any time. This "ease of use" is expected to be popular among executives who have little time to learn a new system.

        Flexible Online and Offline Viewing.    Teams may be viewed online or offline via Internet or Wi-Fi on the user's tablet or computer. This allows the user to view a document off-site without an Internet connection while still maintaining high-level security and encryption technology.

        Regular Upgrades.    Teams is regularly updated by our software development team. Updates are applied automatically and users receive the benefit of enhanced functionality without the inconvenience of software reinstallation.

        Application Security.    We designed a powerful and secure network to promote protection and keep files encrypted in transit and at rest. Each individual user has a distinct user name and password that is required to access the Teams interface.

Business Model

        We use the SaaS model to distribute our Boards software to the market and maintain the security and integrity of our clients' data. Under this model, we grant customer access to our Boards product, which is hosted on our secure servers, and offer a complete suite of related services including training, support, data migration and data security/backup.

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

        We believe the Company has built a team with deep experience in business-to-business, technology and governance marketing and sales. We believe we have taken a prominent position in key channels to build awareness with target audiences. We have built strategic relationships and invested in the preeminent groups and communities serving board members and their administrative teams in a number of regions. We have committed to provide an educational series on the latest developments in technology in the boardroom and best practices in how organizations are using board portals through white papers and at conferences, webinars and invitation-only events, as well as through private one-on-one information sessions provided by our sales force. Lastly, we are working closely with clients to highlight their success in using the Boards portal to improve governance and board communications.

Intellectual Property

        We have protected our unique graphical user interface by copyright. We have registered our "Diligent Boards", "Diligent Teams" and "Diligent" trademarks and will continue to take steps to protect our intellectual property.

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

Customers and Certain Contracts

        We serve major corporations and a variety of private firms, non-profits and government agencies globally and across multiple industry sectors. While confidentiality arrangements limit Diligent from disclosing its client base, those who have permitted disclosure include Air New Zealand, Bombardier, Centennial Coal, First Rand Bank, Gwinnett Medical Center, Goodman Property, Heineken, International Personal Finance, Kingfisher, NZ Rugby Union, Sydney Airport, Randstad Holding and Rio Tinto. We have implemented Boards for over 3,900 clients and 120,000 users, with over 35% of the Fortune 1000 companies and over 35% of the U.K. FTSE 100 companies using our board portal.

Research and Development

        Our research and development efforts are now focused on improving and enhancing our Diligent Boards system as well as developing the Teams product. Research and development costs were $13.1 million, $9.6 million and $4.7 million for the years 2015, 2014 and 2013, respectively.

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

  •
  NASDAQ OMX, located in New York and Washington, which provides a product called Directors Desk as part of its Corporate Solutions

  •
  Leading Boards, located in Canada, which provides a product called Leading Boards;

  •
  Admincontrol AS, located in Norway, which provides a product called Admincontrol Board Book;

  •
  BoardEffect Inc., located in Pennsylvania, which produces a product called BoardEffect;

  •
  Directorpoint LLC, headquartered in Alabama, which produces a product called Directorpoint;

  •
  Azeus Systems Limited, headquartered in Hong Kong, which produces a product called Convene Board Portal as part of its Azeus Solution;

  •
  BoardPaq LLC, located in Missouri, which produces a product called BoardPaq;

  •
  Microsoft Corporation, headquartered in Washington, which provides a product called SharePoint as part of its Office 365 suite of products;

  •
  SAP SE, headquartered in Germany, which provides a product called SAP Jam;

  •
  ICSA Software International, headquartered in the United Kingdom, which provides a product called BoardPad 2 as part of its Board Solutions; and

  •
  Other secure content and collaboration competitors such as Dropbox, Box and Huddle.

        We believe the principal factors that generally determine a company's competitive advantage in the market in which Diligent competes are:

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

Employees

        As of December 31, 2015, we had 347 full-time employees. Of these, the majority are located in our New York offices. The remaining employees are located in our Christchurch, New Zealand office, which provides software and help desk support and software development of the Boards product, our administrative office in Wayne, New Jersey, our development center in Charlotte, North Carolina, and in our international sales offices. We have sales offices in London, the Netherlands, Germany, Spain, South Africa, France, Sweden, Sydney, Hong Kong, Singapore, Sao Paulo and Montreal.

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

If our proposed acquisition by affiliates of funds managed by Insight Venture Management LLC does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

        On February 12, 2016 we entered into a definitive agreement and plan of merger to be acquired by affiliates of funds managed by Insight Venture Management LLC ("Insight"). Completion of the proposed merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our entry into the merger agreement, its obligations thereunder, and the conditions to completion of the acquisition give rise to inherit risks and uncertainties, including:

  •
  the effect of the announcement or pendency of the merger on our business relationships, employee retention and recruitment, operating results and business generally;

  •
  that the merger could divert management's or employees' attention from our ongoing business operations;

  •
  the outcome of or expenses relating to any legal proceedings that may be instituted against Diligent and others related to the merger agreement;

  •
  the amount of the costs, fees, expenses and charges related to the merger agreement or the merger;

  •
  the risk that the merger agreement may be terminated in circumstances that require Diligent to pay Insight a termination fee of US$19,463,000;

  •
  the failure by Insight to obtain the necessary equity and debt financing set forth in the commitments entered into in connection with the merger;

  •
  despite Insight's obligation to use reasonable best efforts to obtain the financing contemplated by its debt commitment letter, there is a risk that the debt financing might not be obtained and that, in certain instances, Diligent's only viable recourse would be the USD$33,365,000 termination fee payable by Insight to Diligent;

  •
  The Company is subject to certain restrictions on the conduct of its business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the proposed merger closes or the merger agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations;

  •
  the merger may not be consummated within the expected time period or at all because of a number of factors, including the failure to obtain stockholder approval; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; or the failure to satisfy closing conditions to the merger, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions;

  •
  the risk that if the proposed merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed merger.

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

The development and continued promotion of our Diligent Teams product requires a significant continued investment from the Company and may not be met with commercial success.

        We launched a new SaaS collaboration solution in September 2015 named Diligent Teams and made it available for customers to subscribe to on a limited basis. In 2015, we increased our investment in research and development for Teams and will continue to add features and enhancements to Teams based on feedback from early adopters, but we have yet to fully release Teams as an additional product to be offered along with Boards and there can be no assurance that our Teams product will be met with commercial success. Although we anticipate fully releasing Teams in 2016, there may be significant time lags and unexpected development costs incurred between the initial release and the subsequent releases of Teams. The release and continued development and promotion of Teams has inherent risks, including, but not limited to:

  •
  product quality, including the possibility of software defects;

  •
  delays in releasing new or updated versions of Teams;

  •
  customer confusion and extended evaluation and negotiation time;

  •
  the fit of Teams, including newly added features and enhancements, with the customer's needs;

  •
  the successful adaptation of third-party technology into Teams;

  •
  educating our sales, marketing and consulting personnel to work with current and updated versions of Teams;

  •
  competition from earlier and more established entrants;

  •
  marketing effectiveness, including challenges in distribution;

  •
  higher than expected research and development costs;

  •
  the accuracy of assumptions about the nature of customer demand.

        If we are unable to successfully market and sell our Teams product in a timely and cost-effective manner, and properly position and/or price our products, our business, results of operations, or financial position could be materially impacted.

If we do not successfully develop or introduce new product offerings, or enhancements to our existing Diligent Boards or Teams offerings, or keep pace with technological changes that impact the use of our product offerings, we may lose existing customers or fail to attract new customers and our financial performance and revenue growth may suffer.

        In order to remain competitive, we must continually modify and enhance our Diligent Boards and Teams product offering to keep pace with changes in hardware and software platforms, database technology and other items. Uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, browsers and other internet-related applications, could impact our ability to keep pace with changes and could harm acceptance of our product offering.

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

Our sales to clients outside the United States and other English-speaking areas of the world are critical to our continued growth. Our products may not attain widespread acceptance internationally, which could harm our future growth prospects. We are currently exposed to risks inherent in international sales and these risks will increase if we are successful in increasing our international sales.

        We anticipate that sales growth in our Diligent Boards product offering will be subject to slower growth in the U.S. as the market for our product matures and sales remain subject to intense competition. Accordingly, our future growth will depend in large part on international acceptance of our Boards product offering, as well as in our ability to sell additional features and services related to our existing offering, and our ability to develop and successfully introduce new products.

        We have encountered challenges selling Diligent Boards internationally, including difficulties due to language barriers, different regulatory regimes, unfamiliarity in jurisdictions where board portals have not yet seen significant adoption, and concerns related to the security of hosted solutions in general.

        We currently sell our products and services throughout the world. Revenues from clients outside the Americas represented approximately 30% of our total revenues for the year ended December 31, 2015, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to clients outside the United States include:

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

        We entered into a settlement agreement, dated August 30, 2013, New Zealand time, with the NZX Limited in respect of past breaches of the NZX Listing Rules. In connection with this settlement, the NZ Markets Disciplinary Tribunal issued a public censure and imposed a fine of less than $0.1 million plus certain expenses.

        In September 2014, the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the breaches of the NZX Listing Rules by the Company relating to the delayed reports described in note 14 to our consolidated financial statements. The settlement provided for the payment of fines and costs by the Company, consisting of less than $0.1 million as a penalty to the NZX Discipline Fund and less than $0.1 million towards the cost of NZXR.

        In June 2015, the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the breaches of the NZX Main Board Listing Rules by the Company, relating to the Company not having the required minimum of two New Zealand resident directors from the period of April 9, 2015 to April 29, 2015. The settlement provided for the payment of less than $0.1 million towards the costs of NZXR and was paid as of December 31, 2015.

        The actions by NZX Limited and NZ Markets Disciplinary Tribunal do not foreclose the risk of litigation or other regulatory actions relating to the historical instances of non-compliance identified. Due to the instances of non-compliance, we may be subject to an increased risk of regulatory actions, claims or litigation, the defense of which would require our management to devote significant attention and to incur significant legal expense and which could require us to pay substantial judgments, settlements or other penalties.

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

We are subject to New Zealand financial reporting and audit requirements as an entity listed on a New Zealand licensed market. Our accounts must therefore comply with the Financial Markets Conduct Act 2013.

        The Company is required to prepare and arrange for its financial statements to be audited in accordance with the Financial Markets Conduct Act 2013 (NZ). This Act requires us to engage a registered audit firm or licensed auditor to audit our financial statements. Further, the NZX Listing Rules require that our financial statements meet these requirements when delivered for registration with NZX. Given that the Company prepares its accounts in accordance with U.S. GAAP, it is not aware of a New Zealand based and registered audit firm with the requisite expertise to audit its financial statements. Consequently, in order to engage the Company's current US independent registered public accounting firm, Deloitte & Touche LLP, in respect of the audit of the financial statements in connection with this Annual Report, the Company sought and expects to be granted an exemption from the Financial Markets Conduct Act 2013 by the time of filing its financial statements with NZX.

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

        Our competitors consist of traditional software vendors and SaaS providers, and we face competition from both established industry giants and lower-cost new entrants offering board portal or other enterprise collaboration products. Our principal competitors include BoardVantage, Inc., NASDAQ OMX, Computershare, Leading Boards, Admincontrol AS, BoardEffect Inc., DirectorPoint LLC, Azeus Systems Limited, BoardPaq LLC, Microsoft Corporation, SAP SE and ICSA Software International. Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger client bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.

We are dependent on our direct sales force to maintain and increase sales of our product offering and any future product offerings in the marketplace. If we lose or fail to attract key personnel upon whom we are dependent, our business will be adversely affected.

        In order to continue to develop our product offering and remain competitive in competition with well-established companies such as NASDAQ OMX, Computershare, Microsoft Corporation, SAP SE and others, we must rely on highly specialized engineering and sales talent. These key employees represent a significant asset, and the competition for these employees is intense in the software and SaaS markets.

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

        We generally recognize revenue from clients on a daily basis over the subscription term as the services are delivered. Revenue recognition does not commence until the customer has access to the Diligent Boards product, which is typically 3 to 4 weeks after the subscription agreement is executed.

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

        We have grown our business rapidly over the past few years. Between the fiscal years ended December 31, 2011 and 2015, our revenues increased from $15.6 million to $99.3 million. During such time, we significantly increased our sales force. We plan to expand our sales and marketing capabilities and broaden our customer support capabilities which will significantly increase our operating expenses. Our expansion has placed, and our anticipated growth may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, client base, headcount and operations. We also intend to continue expanding our operations internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. To manage our expected growth, we will have to:

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

        States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax provisions of $1.5 million, $2.1 million and $1.5 million as of December 31, 2015, 2014 and 2013, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that we could incur additional liabilities that exceed our estimates, as we are currently under audit by New York State. Other state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

        We are filing sales tax returns in certain states within the United States as required by law for our subscription services. We have also filed voluntary disclosure agreements in certain states where we have not historically been collecting sales tax for our subscription services, but have determined that the Company should be collecting sales tax. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the services that we provide. However, one or more states or foreign authorities could seek to impose additional sales, use or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, use tax or other taxes, either retroactively, prospectively or both, could adversely affect our results of operations and business.

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

  •
  limiting the total number of directors on our board to eight and the filling of vacancies or newly created seats on the board to our Board of Directors then in office; and

  •
  providing that directors may be removed by stockholders only for cause (if our Board of Directors is declassified as noted above, this provision will no longer apply).

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

        As an entity listed on the NZX Main Board, the takeover provisions of the NZX Listing Rules apply except for the compulsory acquisition provisions of listing rules 4.8 and 4.8.5. The takeover provisions are reflected in the Company's amended and restated bylaws. These provisions restrict transfers of quoted equity securities to directors and associated persons of directors and those who hold non-public material information about the Company (each, an "Insider"). In summary, transfers are restricted where they would result in an Insider controlling more than 20% or more of the votes attached to the relevant class of quoted equity securities or if 20% or more votes are controlled, an increase occurring in excess of 5% over the preceding 12 months. In order for a restricted transfer to be affected the notice and pause process described in the NZX takeover provisions of the NZX Listing Rules must be followed. Additionally, the Company may be required to prepare an appraisal report in connection with any potential takeover by an Insider. This process may deter a change in control by an Insider and, therefore, limit the opportunity for stockholders to receive a premium for their shares of our common stock.

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

We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions which may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        On October 19, 2015, we acquired all of the assets of BoardLink, a SaaS provider of board and leadership team collaboration solutions, from Thomson Reuters. As part of our business strategy, we may enter into additional business combinations and acquisitions in the future. We have limited experience in making acquisitions or integrating newly acquired business into our existing operations. In addition, acquisitions—including the process of integrating newly acquired assets and businesses into existing business operations—are typically accompanied by a number of risks, including:

  •
  the difficulty of integrating the operations and personnel of the acquired companies;

  •
  the maintenance of acceptable standards, controls, procedures and policies;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the impairment of relationships with employees and clients as a result of any integration of new management and other personnel;

  •
  the inability to maintain relationships with clients of the acquired business;

  •
  the difficulty of incorporating acquired technology and rights into our products and services;

  •
  the failure to achieve the expected benefits of the combination or acquisition;

  •
  expenses related to the acquisition;

  •
  the incurrence of additional debt related to the acquisition;

  •
  potential unknown liabilities associated with acquired businesses;

  •
  unanticipated expenses related to acquired technology and its integration into existing technology; and

  •
  differing regulatory and industry standards, certification requirements and product functionality requirements.

        If we are not successful in integrating the BoardLink business into our existing operations or completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete the acquisitions. In addition, in order to finance any acquisition, we may need to raise additional funds through public or private financings or use our cash reserves. In that event, we may not be able to raise additional funds or we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future Further, if we finance an acquisition by issuing shares of stock or other rights with respect to our capital stock, our existing stockholders would be diluted and earnings per share may decrease. If we are not able to acquire strategically attractive businesses, products or technologies, we may not be able to remain competitive in our industry or achieve our overall growth plans. Any future acquisitions may not generate additional revenue for us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

        Our headquarters is located at 1385 Broadway, 19th Floor, New York, NY 10018, where our primary executive, sales and administrative offices are located. We also have an ancillary administrative office located at 155 Willowbrook Boulevard, Suite 100, Wayne, NJ 07470 and an ancillary software development center located at 440 South Church Street, Suite 550, Charlotte, NC 28202. We have sales and general offices in Canada, England, Netherlands, France, China, Singapore, Brazil, Germany, and Australia. We also have an office at 49 Carlyle Street, Christchurch, New Zealand, where software development takes place. We lease all of these properties and do not own any real property.

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

        The following table shows the high and low sales prices for our common stock on the NZX Main Board in New Zealand dollars.

	Price of Common Stock (NZD)
Period	High	Low
2014—1st Quarter	4.85	3.80
2014—2nd Quarter	4.75	3.85
2014—3rd Quarter	4.76	3.89
2014—4th Quarter	5.30	4.27
2015—1st Quarter	6.17	5.25
2015—2nd Quarter	5.90	5.25
2015—3rd Quarter	5.87	4.85
2015—4th Quarter	6.20	5.15

Holders

        As of March 3, 2016, there are 2,510 holders of record of our common stock.

Dividends

        We have not paid any dividends on our common stock within the past two fiscal years or during the current fiscal year.

Recent Sales of Unregistered Securities

        During the three months ended December 31, 2015, the Company did not issue any unregistered securities.

Issuer Purchases of Equity Securities

        During the three months ended December 31, 2015, the Company did not repurchase any shares of its common stock.

Stock Performance Graph

        The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended. The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended December 31, 2015, assuming an initial investment of $100 in 2010. Data for the Standard & Poor's 500 Index and the S&P Information Technology Index assume reinvestment of dividends.

        The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Form 10-K. The consolidated balance sheet data as of December 31, 2013, 2012 and 2011 and the consolidated statement of operations data for the year ended December 31, 2012 and

2011 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012(1)	2011(1)
	(in thousands)
Revenues	$99,309	$83,054	$64,757	$39,127	$15,584
Cost of revenues (excluding depreciation and amortization)	21,399	17,641	12,502	9,535	4,837

Gross profit	77,910	65,413	52,255	29,592	10,747
Operating expenses:
Selling and marketing	21,995	13,849	11,297	8,657	5,165
General and administrative	27,396	23,135	18,676	9,593	4,959
Research and development	13,096	9,605	4,735	2,276	1,533
Depreciation and amortization	3,873	2,784	1,645	1,187	579
Investigations and restatement	—	916	5,571	263	—

Total operating expenses	66,360	50,289	41,924	21,976	12,236

Operating income (loss)	11,550	15,124	10,331	7,616	(1,489)

Other (expense) income, net:
Interest (expense) income, net	(1)	(45)	(91)	97	168
Other income	68	—	—	—	—
Foreign exchange transaction (loss) gain	(266)	(75)	(236)	16	(95)

Total other (expense) income, net	(199)	(120)	(327)	113	73

Income (loss) before provision (benefit) for income taxes	11,351	15,004	10,004	7,729	(1,416)
Income tax expense (benefit)	3,247	6,078	3,744	(2,924)	52

Net income (loss)	$8,104	$8,926	$6,260	$10,653	$(1,468)

Accrued preferred stock dividends	(330)	(335)	(359)	(359)	(359)

Net income (loss) attributable to common stockholders	$7,774	$8,591	$5,901	$10,294	$(1,827)

Earnings (loss) per share:
Basic	$0.07	$0.07	$0.05	$0.09	$(0.02)

Diluted	$0.06	$0.07	$0.05	$0.09	$(0.02)

Weighted average shares outstanding:
Basic	117,386	117,109	116,427	114,850	114,632

Diluted	121,928	121,117	121,729	119,597	114,632

(1)
Effective January 1, 2015, the Company began allocating facility and related costs and certain costs associated with its Enterprise Resource Planning system to Cost of revenues, Selling and marketing, General and administrative, and Research and development. Such costs were not allocated for the years ended December 31, 2012 and 2011. Such reclassifications had no effect on previously reported operating income, net income or retained earnings.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,220	$70,809	$43,583	$33,311	$8,931
Short-term investments	—	—	12,497	103	97
Total assets	122,485	100,421	78,350	47,712	15,732
Total non-current liabilities	15,484	16,071	13,872	7,504	3,254
Total liabilities	71,263	64,149	53,405	31,755	16,055
Redeemable preferred stock	3,000	3,000	3,261	3,233	3,205
Total stockholders' equity	48,222	33,272	21,684	12,724	(3,528)

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

        We develop and commercialize Diligent Boards, a secure software application available online and compatible with IPad and Windows supported devices. Diligent Boards is one of the world's most widely used board portals, allowing board members, management and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. We provide clients with subscription-based access to our software along with associated services including securely hosting the client's data, and customer service and support for the application.

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

        We use the Software-as-a-Service ("SaaS") model to distribute our Boards application to the market and maintain the security and integrity of our clients' data. Under this model, we offer annual renewable subscriptions for client access to our Boards service which is hosted on our servers held in a secure data centers, and offer a complete suite of related services including training, support, data migration and data security/backup.

        The SaaS model allows us to differentiate our product through technological innovation and client service while the subscription billing approach results in a predictable and recurring revenue stream. This SaaS model also allows clients to retain control over access to the application while outsourcing to us the support activities, such as managing the IT infrastructure and maintaining the software. We began developing components of the Boards system in 1998, culminating in the roll-out of an international sales force in 2007.

        On December 12, 2007 we completed an offshore offering of 24,000,000 shares of our common stock in conjunction with a listing of our stock on the NZX Main Board under the symbol "DIL." As a result, we are subject to the regulation and reporting requirements imposed by the NZX. While our common stock trades on a periodic basis on the over-the counter bulletin board ("OTCBB") and there is no established public trading market for our common stock in the United States, Diligent is also treated as a public company in the United States and is subject to the reporting and regulatory requirements of the SEC and the Securities Exchange Act of 1934. We are subject to the NZX Listing Rules, New Zealand securities and financial reporting laws and United States securities laws and regulations applicable to a U.S. public company not listed on a U.S. national securities exchange. Our need to comply with both New Zealand and U.S. regulatory regimes increases the focus we must place on compliance as well as the cost of compliance.

        In September 2015 we released a new SaaS collaboration solution called Diligent Teams. Teams allows users to distribute documents and gather feedback by collaborating online or offline in a secure environment. Teams works inside or outside an organization and allows the user to track and view all comments, restrict viewing and forwarding and revoke access at any time. Teams was ready for its intended use and a limited release was made available for customers to subscribe in September 2015. During 2015 we increased our investment in research and development and capitalized labor costs that are directly attributable to the development of the Teams product. Our Teams product may not be met with commercial success.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income and other taxes, including uncertain tax positions, the fair value of acquired assets and assumed liabilities arising from business combinations and the useful lives of tangible and intangible assets. Management bases its estimates and judgments on historical experience, known trends or events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in estimating expected customer life and specifically focused on its customer renewal rate. Diligent's customer contracts contain a standard "autorenew" feature which provides for one-year renewals unless either party provides written notice of termination. In addition, Diligent's renewal history with its customers has been and remains at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with Diligent. Consequently, Diligent has had a very low annual attrition rate which historically has been less than 5.0%. After considering these factors, the Company determined that a nine year estimated customer life was appropriate as of December 31, 2015. The Company evaluates its estimated customer life on an annual basis.

Deferred Revenue

        Deferred revenue represents installation and subscription fees for which cash has been received, but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in the consolidated balance sheets do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.

        Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years. Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

Business Combinations

        Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to allocate the purchase price consideration and to reasonably determine the fair value of the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

        Examples of critical estimates utilized in valuing certain intangible assets and goodwill we have acquired include but are not limited to:

  •
  Future expected cash flows from subscription contracts;

  •
  Valuation and business assumptions used in determining the fair value of the acquired company's developed technology, trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired technology, trade name and trademark will continue to be used in our offerings;

  •
  Uncertain tax positions; and

  •
  Discount rates.

Capitalized software costs

        All of our software is considered internal use for accounting purposes, as we do not market or sell our software. As a result, we capitalize certain costs associated with the creation of internally-developed software for internal use. The total of these costs are recorded in Intangible Assets on our Consolidated Balance Sheets.

        We capitalized costs incurred during the application development stage related to the development of Diligent Teams. Costs incurred during the application development phase are capitalized only when we believe it is probable that the development will result in new or additional functionality. The types of costs capitalized during the application development phase consist of employee compensation, employee benefits and employee stock- based compensation. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life when the asset has been placed in service for general availability.

        Significant judgments related to internally-developed software include determining whether it is probable that projects will result in new or additional functionality; concluding on when the application development phase starts and ends; and deciding which costs, especially employee compensation costs, should be capitalized. Additionally, there is judgment applied to the useful lives of capitalized software; we have concluded that the useful lives for capitalized internally-developed software is three years.

        Company management employs its best estimates and assumptions in determining the appropriateness of the judgments noted above on a project-by-project basis during initial capitalization as well as subsequent measurement.

        While we believe that our approach to estimates and judgments is reasonable, actual results could differ, and such differences could lead to an increase or decrease in expense.

        As of December 31, 2015 the carrying amounts of internally-developed capitalized software was $4.6 million. The Company had no capitalized costs at December 31, 2014.

Accounts Receivable

        The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from Diligent's customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management's assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At December 31, 2015 and December 31, 2014, the Company has recorded a provision for doubtful accounts of $0.2 million and $0.1 million, respectively.

        The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2015, is as follows:.

	Gross	Adjustment(1)	Net
	(in thousands)
Accounts receivable, net	$27,282	$(21,180)	$6,102

Deferred revenue—current	$60,725	$(21,180)	$39,545
Deferred revenue—less current portion	12,734	—	12,734

Total deferred revenue	$73,459	$(21,180)	$52,279

        The reconciliation of gross accounts receivable and deferred revenue to net accounts receivable and deferred revenue at December 31, 2014, is as follows:

	Gross	Adjustment(1)	Net
	(in thousands)
Accounts receivable, net	$19,833	$(18,079)	$1,754

Deferred revenue—current	$50,317	$(18,079)	$32,238
Deferred revenue—less current portion	12,138	—	12,138

Total deferred revenue	$62,455	$(18,079)	$44,376

(1)
Represents installation and subscription fees which have been billed to customers but for which payment has not been received and the criteria for revenue recognition has not been met.

Cost of Revenues and Operating Expenses

        Cost of Revenues (exclusive of depreciation and amortization of property and equipment).    Cost of revenues consists of direct expenses related to hosting the Company's cloud-based application, customer success, customer support, data communication expenses, employee bonuses, share-based compensation, amortization of capitalized internal use software development costs and salaries and benefits of customer success, customer support and network operations personnel. Costs of revenues also include allocated facility and related costs and certain costs associated with the Company's Enterprise Resource Planning system. We do not allocate depreciation and amortization of property and equipment to cost of revenues.

        Selling and Marketing.    Selling and marketing expenses are comprised of sales commissions, salaries and benefits for sales and marketing employees, marketing program expenses, employee bonuses, share-based compensation and direct advertising expenses, including mailings and travel. Selling and marketing also includes allocated facility and related costs and certain costs associated with the Company's Enterprise Resource Planning system.

        General and Administrative.    General and administrative expenses consist of compensation and related expenses, inclusive of employee bonuses and share-based compensation, for executive, finance, accounting, administrative and legal personnel, professional fees and other corporate expenses. General and administrative also includes allocated facility and related costs and certain costs associated with the Company's Enterprise Resource Planning system.

        Research and Development.    Research and development expenses are incurred as the Company maintains and enhances Diligent Boards, Diligent Teams, and other potential software applications. Such expenses include compensation and employee benefits of engineering and testing personnel, including share-based compensation, materials, travel and direct costs associated with the design and required testing of the product line. Research and development also includes allocated indirect costs such as facility and related costs that are clearly related to research and development activities.

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

Results of Operations for the Years Ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Revenues	$99,309	$83,054	$16,255	20%

        The growth in total revenues of $16.3 million or 20% for the year ended December 31, 2015 when compared to 2014 is primarily the result of an increase in new users of Diligent Boards, as well as our retention of existing customers. For the year ended December 31, 2015, our annual revenue retention rate, including upsells into the existing customer base, exceeded 100%. In 2015, we began to calculate our annual revenue retention rate as of a period end by starting with the annual contract value (ACV) from customers as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12- month period by the aggregate Prior Period ACV for the trailing 12-month period to arrive at our annual revenue retention rate. The total number of client agreements (net of cancellations) was approximately 3,900 as of December 31, 2015, compared with approximately 3,000 at December 31, 2014. We have continued to add users each quarter since inception. During the year ended December 31, 2015, the total number of users increased to over 120,000. North America, EMEA and Asia/Pacific accounted for 57%, 27%, and 16%, respectively, of the contract value of new subscriptions added during year ended December 31, 2015 compared with 59%, 20%, and 21%, respectively, of the contract value of new subscriptions added during the year ended December 31, 2014. Upgrades from existing customers, which represents the increase during the year in value from existing agreements due primarily to additional users being added to the agreement, represented 41% and 44% of the contract value of new subscriptions added for the year ended December 31, 2015 and 2014, respectively. The Company has also recognized revenue of $1.2 million resulting from the BoardLink acquisition from the date of acquisition, October 19, 2015, through December 31, 2015.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Cost of revenues (excluding depreciation and amortization on property and equipment)	$21,399	$17,641	$3,758	21%
% of Revenues	22%	21%

        Cost of revenues is comprised of customer success, customer support and network operations personnel. The increase in costs of revenues is due to an increase in salaries, bonuses, incentive pay and share-based compensation of $1.8 million as well as increases in hosting fees, transition services related to the BoardLink acquisition, internet costs, recruiting fees, travel related costs and other miscellaneous expenses of $0.5 million, $0.5 million, $0.3 million, $0.2 million, $0.1 million and $0.1 million, respectively. During the year ended December 31, 2015 the Company also amortized $0.3 million of capitalized internal-use software development costs related to Teams compared to nil for the year ended December 31, 2014.

        Cost of revenues increased at a slightly higher rate than revenues due to subscription revenue slightly being outpaced by the related cost of revenue, resulting in a gross profit of 78% for the year ended December 31, 2015 compared to 79% for the year ended December 31, 2014.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Selling and marketing	$21,995	$13,849	$8,146	59%
% of Revenues	22%	17%

        Selling and marketing expenses consist of $11.7 million of selling expense and $10.3 million of marketing expense. Selling and marketing expenses for the year ended December 31, 2015 increased $4.8 million and $3.3 million, respectively, when compared to the same period in 2014.

        The increase in selling expenses of $4.8 million consists of $1.4 million in the U.S., $3.2 million in EMEA and $0.2 million in APAC. The increase in selling expenses was primarily due to increases to our sales headcount, which resulted in increases in salaries, employee benefits, incentive pay, other employee costs and share-based compensation of $4.2 million. The addition of the new sales headcount and associated expense is related to the Company's global expansion strategy to pursue new market opportunities. Other increases included travel expenses, professional fees and occupancy related costs of $0.4 million, $0.1 million and $0.1 million, respectively.

        The increase in marketing expenses of $3.3 million consists of $1.8 million in the U.S, $0.8 million in EMEA and $0.7 million in Asia/Pacific. The increase in marketing expenses was partly due to an increase in headcount resulting in an increase of salaries, bonuses, share-based compensation and other employee costs of $0.8 million. Other increases included direct marketing costs, trades shows and events, professional fees, advertising costs, recruiting fees and software costs of $1.1 million, $0.8 million, $0.5 million, $0.1 million, $0.1 million and $0.1 million, respectively. These increases were partially offset by a decrease in public relations costs of $0.3 million.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
General and Administrative	$27,396	$23,135	$4,261	18%
% of Revenues	28%	28%

        The increase in General and administrative expenses of $4.3 million for the year ended December 31, 2015 was primarily comprised of General and administrative expenses in the United States. There was an increase for the period related to salaries, bonuses, share-based compensation and other employee costs of $1.5 million. Sales tax expense increased by $0.6 million as a result of additional sales tax risks identified in two states. There were also increases in professional fees, accounting fees and audit fees of $0.8 million, $0.6 million and $0.4 million, respectively due to efforts to implement the revenue module of our ERP system, to improve our control environment and remediate the historical material weaknesses in our control environment. Management expects the level of such fees to decrease in 2016 as we completed the revenue module implementation and the majority of our remediation efforts. There were also increases in travel expenses, software and maintenance costs, public relations fees and occupancy costs of $0.3 million, $0.3 million, $0.2 million and $0.1 million, respectively. These increases were partially offset by decreases in director fees and recruiting fees of $0.2 million and $0.1 million, respectively. In addition there was a decrease in General and administrative expenses in EMEA of $0.6 million relating to a change of the responsibility of certain personnel from general management to sales and a decrease in APAC for professional services end employee bonuses $0.2 million and $0.2 million, respectively.

        During the year ended December 31, 2015, the Company incurred $0.4 million of acquisition related costs attributable to the BoardLink acquisition and $0.4 million of costs related to the strategic alternatives evaluation process which resulted in the Insight merger agreement.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Research and development	$13,096	$9,605	$3,491	36%
% of Revenues	13%	12%

        The increase in research and development expenses is primarily due to increased staffing driven by our development work in relation to the Diligent Teams product and upgrades and enhancements to the Diligent Boards solution. At December 31, 2015, we had an additional 20 people in research and development when compared to December 31, 2014. Of these 20 people, 12 were added in the U.S., of which 9 were additions to our North Carolina Development Center, which currently focuses on the development of our recently released Diligent Teams product, and 3 were additions to our New York staff. The remaining 8 people were additions to our New Zealand team. Worldwide salaries, wages, bonuses, share based compensation and employer related costs for the year ended December 31, 2015 were $3.1 million higher than in the year ended December 31, 2014. There were also increases in professional fees, rent and utility expenses and software and maintenances costs of $0.3 million, $0.3 million and $0.1 million, respectively. These increases were partially offset by decreases in recruiting fees and other miscellaneous expenses of $0.2 million and $0.1 million, respectively. We expect to further increase our investment in research and development in 2016 as we continue to enhance our Diligent Teams product. During the year ended December 31, 2015, $4.9 million of costs related to the development of our Diligent Teams product were capitalized and included in intangible assets in the consolidated balance sheet.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Depreciation and amortization	$3,873	$2,784	$1,089	39%
% of Revenues	4%	3%

        The increase in depreciation and amortization is attributable to the net increase in property and equipment and certain intangible assets, consisting principally of computer equipment, purchased computer software and customer contracts acquired in the BoardLink acquisition. Net intangible assets (excluding goodwill) and property and equipment increased $13.7 million from December 31, 2014 to December 31, 2015.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Investigations and restatement	$—	$916	$(916)	–100%
% of Revenues	0%	1%

        The Company completed the restatement process in April of 2014 and therefore did not incur any costs during 2015 relating to this matter. The costs incurred in 2014 were comprised of professional fees incurred for accounting, auditing and consulting services.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Interest expense, net	$(1)	$(45)	$44	–98%
% of Revenues	0%	0%

        Interest expense, net, includes interest earned on our interest-bearing cash and cash equivalents offset by interest expense on capital lease obligations. The increase for the year ended December 31, 2015 when compared to the same period in 2014 is due to the Company paying less interest on capital leases.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Foreign exchange loss	$(266)	$(75)	$(191)	255%
% of Revenues	0%	0%

        The decrease during the year ended December 31, 2015 when compared to the same period in 2014 is primarily due to the AUD strengthening against the NZD at a rate which resulted in losses on the settlement of intercompany receivables and on cash held in NZD. In addition, the GBP, CAD and NZD weakened against the USD at a rate which resulted in losses on the settlement of intercompany receivables and on cash held in CAD and NZD in the U.S. During the year ended December 31, 2015 and 2014, we did not engage in any foreign currency hedging activities.

	Year ended December 31,
			Increase / (Decrease)
	2015	2014		% Change
	(in thousands)
Income tax expense	$3,247	$6,078	$(2,831)	–47%
Effective tax rate	29%	41%

        Our income tax provision for year ended December 31, 2015 and 2014 was 29% and 40%, respectively. The decrease in the effective tax rate for the year ended December 31, 2015 relative to the year ended December 31, 2014 and difference from the federal statutory rate is primarily due to discrete tax benefits recognized in the third quarter associated with U.S. federal return to provision adjustments related to share-based compensation and the domestic production activities deduction based on the final amounts as reported in the tax return, an increase in the research and development credit and other permanent differences. Our foreign jurisdictions did not have a material impact on changes in our effective tax rate for 2015. For 2014, the Company's subsidiaries in the United Kingdom and Australia generated significant pre-tax income and have statutory rates lower than the US, which are the primary drivers of the effect of non-US operations line in the tax rate reconciliation in Note 9 of the consolidated financial statements.

Results of Operations for the Years Ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Revenues	$83,054	$64,757	$18,297	28%

        The growth in total revenues of $18.3 million or 28% for the year ended December 31, 2014 when compared to 2013 is primarily the result of an increase in new users of Boards, as well as our retention of existing customers. Our customer retention rate continues to exceed 95% for the twelve months ended December 31, 2014. We have continued to add users each quarter since inception. At December 31, 2014, the total number of users exceeded 92,000 compared with approximately 72,600 at December 31, 2013. North America, EMEA (Europe, Middle East and Africa) and Asia/Pacific accounted for 59%, 20%, and 21%, respectively, of the contract value of new subscriptions added during 2014. Upgrades from existing customers, which represents the increase during the year in value from existing agreements due primarily to additional users being added to the agreement, represented 44% and 46%, respectively, of the contract value of new subscriptions added for the years ended December 31, 2014 and 2013.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Cost of revenues (excluding depreciation and amortization on property and equipment)	$17,641	$12,502	$5,139	41%
% of Revenues	21%	19%

        Cost of revenues is comprised of customer success, customer support and network operations personnel. The increase in costs of revenues is predominantly due to the increase in headcount in network operations personnel in support of our larger client base. Worldwide employee salaries and employee related costs increased by $1.9 million, consisting of an increase of $1.2 million in network operations personnel salaries, $0.4 million of employee related costs and $0.3 million of account management commissions. Employee bonus and employee stock based compensation costs increased by $0.9 million and $0.6 million respectively. Costs relating to customer data hosting and maintenance increased by $0.8 million due to the increase in capacity of our existing centers along with the addition of a hosting center in Germany. Additional increases to cost of revenues include travel expenses of $0.4 million; network compliance costs and other professional fees of $0.2 million; rent related costs of $0.1 million; security costs of $0.1 million and other costs of $0.1 million.

        Cost of revenues increased at a slightly higher rate than revenue, resulting in a gross profit margin of 79% for the year ended December 31, 2014 compared with 80% for the year ended December 31, 2013.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Selling and marketing	$13,849	$11,297	$2,552	23%
% of Revenues	17%	17%

        Selling and marketing expenses consist of $6.9 million of selling expense and $6.9 million of marketing expense. Selling expenses for the year ended December 31, 2014 remain flat compared to 2013. Marketing expenses increased $2.6 million for the year ended December 31, 2014 when compared to 2013.

        The increase in marketing expenses of $2.6 million consists of $1.9 million in the U.S., $0.3 million in EMEA, $0.2 million in Asia and $0.2 million in Australia. The increase in marketing expenses was primarily due to increases to our marketing headcount to address expanded marketing programs, and a sales management hire we made in Germany.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
General and Administrative	$23,135	$18,676	$4,459	24%
% of Revenues	28%	29%

        The increase in general and administrative expenses of $4.5 million in 2014 is comprised of a $2.9 million increase in the U.S., $0.5 million in EMEA, $0.6 million in New Zealand and $0.5 million in Australia. The U.S. increase consists of $1.8 million relating to salaries, bonuses, and other employee costs. Other increases include insurance costs of $0.3 million; state and local accrued tax expense of $0.3 million; Directors' fees and expenses of $0.1 million due to the increase in our Board of Directors compensation; $0.6 million for accounting and auditing fees; $0.2 million for software license; $0.2 million for legal fees; and $0.3 million for professional services. Employee stock based compensation and rent related costs decreased by $0.7 million and $0.2 million, respectively.

        The increase in EMEA of $0.5 million, $0.6 million in New Zealand and $0.5 million in Australia relate to the implementation of a 2014 Corporate Bonus Plan and various other miscellaneous costs.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Research and development	$9,605	$4,735	$4,870	103%
% of Revenues	12%	7%

        The increase in research and development expenses is primarily due to increased staffing driven by our development work in relation to the Diligent Teams product and upgrades and enhancements to Boards. In 2014, we had an additional 52 people in research and development when compared to 2013. Of these 52 people, 38 were added in the U.S., of which 32 were additions to our new North Carolina Development Center, which currently focuses 100% on the recently announced Diligent Teams Product, and 6 were additions to our New York team. The remaining 14 people were additions to our New Zealand team. Worldwide salaries and wages in 2014 were $2.7 million higher than in 2013. Employee bonus and employee stock based compensation costs increase by $0.8 million and $0.2 million respectively. The remaining increase relates to $0.5 million for recruiting costs; $0.4 million for employee related costs; $0.4 million for rent related costs and $0.1 million for travel costs, offset by a decrease in outside contractor fees of $0.2 million.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Depreciation and amortization	$2,784	$1,645	$1,139	69%
% of Revenues	3%	3%

        The increase in depreciation and amortization is attributable to the net increase in property and equipment, consisting principally of computer equipment and computer software. During 2014 and 2013, the Company made capital expenditures of $7.0 million and $3.3 million, respectively.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Investigations and restatement	$916	$5,571	$(4,655)	–84%
% of Revenues	1%	9%

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

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Interest expense, net	$(45)	$(91)	$46	–51%
% of Revenues	—	—

        Interest expense, net, includes interest expense on capital lease obligation, which more than offset interest earned on our interest-bearing cash and cash equivalents and short-term investments.

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Foreign exchange loss	$(75)	$(236)	$161	–68%
% of Revenues	—	—

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

	Year ended December 31,
			Increase / (Decrease)
	2014	2013		% Change
	(in thousands)
Income tax expense	$6,078	$3,744	$2,334	62%
Effective tax rate	40%	37%

        Our income tax provision for year ended December 31, 2014 and 2013 was 40% and 37%, respectively. The effective tax rate for 2014 increased as compared to 2013 due to an increase in the Company's uncertain tax positions. The Company's effective tax rate for the year ended December 31, 2014 and 2013 differs from the federal statutory rate primarily due to an increase in our reserve for uncertain tax positions changes, state and local income taxes, share-based compensation and return to provision adjustments. For 2014, the Company's subsidiaries in the United Kingdom and Australia generated significant pre-tax income and have statutory rates lower than the US, which are the primary drivers of the effect of non-US operations line in the tax rate reconciliation in Note 9 of the consolidated financial statements.

Liquidity and Capital Resources

        At December 31, 2015, our sources of liquidity consist of cash and cash equivalents of approximately $70.2 million. We have no debt, except for obligations under capital leases and thus far, our financing costs have consisted principally of the annual dividend on our Series A preferred stock and payments of capital lease obligations.

Cash flows

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$21,207	$24,427	$27,062
Investing activities	$(19,257)	$5,134	$(16,165)
Financing activities	$(858)	$(1,224)	$(516)

Twelve Months Ended December 31, 2015 as Compared to the Twelve Months Ended December 31, 2014

Net Cash Flows from Operating Activities

        Cash provided by operating activities for the year ended December 31, 2015 decreased $3.2 million compared with the year ended December 31, 2014. The decline in cash flows across periods was largely due to changes in accounts receivable as well as changes in deferred taxes, prepaid expenses, deferred commissions, income taxes payable and other non-current liabilities. These changes were offset by cash provided by changes in deferred revenue, depreciation and amortization, share-based compensation, and accounts payable and accrued expenses.

Net Cash Flows from Investing Activities

        Cash used in investing activities during the year ended December 31, 2015 decreased $24.4 million when compared with the year ended December 31, 2014. The decrease is due to cash paid in connection with the BoardLink acquisition of $10.0 million and the capitalization of internal-use software development costs of $4.9 million. The Company had proceeds from short-term investments of $12.5 million in 2014 and did not have any short-term investment activity in 2015. In addition, the purchases of property and equipment decreased in 2015 by $2.6 million due to the investments during 2014 in our Charlotte, North Carolina development facility and German data center.

Net Cash Flows from Financing Activities

        In 2015, Cash used in financing activities consisted of payments under capital leases obligations of $0.6 million, dividends paid on the Company's preferred stock of $0.3 million and the funding of withholding taxes for shared-based compensation of $0.2 million. In 2014, cash used in financing activities primarily consisted of payments under capital leases obligations of $1.0 million and dividends paid on the Company's preferred stock of $0.4 million.

Twelve Months Ended December 31, 2014 as Compared to the Twelve Months Ended December 31, 2013

Net Cash Flows from Operating Activities

        Cash provided by operating activities for the year ended December 31, 2014 decreased by $2.6 million compared with the year ended December 31, 2013, due to the decrease in the amount of cash provided by the growth in deferred revenue, other non-current liabilities, and accounts payable compared to the prior year, offset by an increase in net income, depreciation and amortization, and income taxes payable.

Net Cash Flows from Investing Activities

        Cash provided by investing activities for the year ended December 31, 2014 increased $21.3 million over the comparable period of 2013. This increase primarily consists of proceeds from the maturity of short-term investments of $12.5 million in 2014 versus net purchases of short-term investments of $12.4 million in 2013. Purchases of property and equipment increased $3.7 million from $3.3 million to $7.0 million in 2014. This increase is due to investments in our Charlotte, North Carolina development facility and German data center.

Net Cash Flows from Financing Activities

        In 2014, Cash used in financing activities consist of payments under capital leases and software licensing obligations of $1.0 million and dividends paid on the Company's preferred stock of $0.4 million. In 2013, Cash used in financing activities consist of payments under capital leases and software licensing obligations of $0.8 million and dividends paid on the Company's preferred stock of $0.1 million, offset by $0.3 million in excess tax benefits realized from share-based compensation.

Contractual Commitments

	Payments Due by Period(1)
	Total	Up to 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
CEO Performance Cash Award	$1,413	$1,413	$—	$—	$—
Operating Leases	13,713	1,946	3,711	3,340	4,716
Capital Lease Obligations	63	63	—	—	—

	$15,189	$3,422	$3,711	$3,340	$4,716

(1)
Does not include our liabilities for uncertain tax positions of $0.9 million. Because the timing of future cash outflows associated with our liabilities for uncertain tax positions is highly uncertain, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities (see Note 9 to our consolidated financial statements).

Off-Balance Sheet Arrangements

        The Company is not a party to any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange risk

        The Company's wholly-owned foreign subsidiaries generally utilize their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. The functional currency of the Company's Singapore subsidiary is the U.S. dollar.

        Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

Interest Rate Sensitivity

        We had cash and cash equivalents totaling $70.2 million at December 31, 2015. Cash and cash equivalents are held for general corporate purposes including possible acquisitions of, or investments in, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Diligent Corporation
New York, New York

        We have audited the accompanying consolidated balance sheets of Diligent Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Diligent Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2016

Diligent Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$70,220	$70,809
Accounts receivable, net	6,102	1,754
Deferred commissions	2,289	1,353
Prepaid expenses and other current assets	3,913	3,233
Income taxes receivable	713	—
Deferred tax assets	3,761	2,768

Total current assets	86,998	79,917
Property and equipment, net	12,697	12,203
Intangible assets, net	13,501	260
Deferred tax assets	7,667	6,804
Security deposits	815	801
Goodwill	498	—
Other non-current assets	309	436

Total assets	$122,485	$100,421

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,681	$2,197
Accrued expenses and other liabilities	12,491	11,468
Income taxes payable	—	1,552
Deferred revenue	39,545	32,238
Obligations under capital leases	62	623

Total current liabilities	55,779	48,078
Non-current liabilities:
Deferred revenue, less current portion	12,734	12,138
Obligations under capital leases	—	34
Other non-current liabilities	2,750	3,899

Total non-current liabilities	15,484	16,071

Total liabilities	71,263	64,149
Commitments and contingencies	—	—
Redeemable preferred stock:
Series A convertible redeemable preferred stock, $.001 par value, 50,000,000 shares authorized 30,000,000 shares issued and outstanding (liquidation value $4,830)	3,000	3,000

Stockholders' equity:
Common Stock, $.001 par value, 250,000,000 shares authorized, 87,457,954 and 86,895,778 shares issued and outstanding	87	87
Additional paid-in capital	40,181	32,631
Retained earnings	9,810	1,706
Accumulated other comprehensive loss	(1,856)	(1,152)

Total stockholders' equity	48,222	33,272

Total liabilities, redeemable preferred stock and stockholders' equity	$122,485	$100,421

See accompanying notes to consolidated financial statements

Diligent Corporation

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues	$99,309	$83,054	$64,757
Cost of revenues (excluding depreciation and amortization of property and equipment)	21,399	17,641	12,502

Gross profit	77,910	65,413	52,255

Operating expenses:
Selling and marketing	21,995	13,849	11,297
General and administrative	27,396	23,135	18,676
Research and development	13,096	9,605	4,735
Depreciation and amortization	3,873	2,784	1,645
Investigation and restatement	—	916	5,571

Total operating expenses	66,360	50,289	41,924

Operating income	11,550	15,124	10,331

Other expense, net:
Interest expense, net	(1)	(45)	(91)
Other income	68	—	—
Foreign exchange transaction losses	(266)	(75)	(236)

Total other expense, net	(199)	(120)	(327)

Income before provision for income taxes	11,351	15,004	10,004
Income tax expense	3,247	6,078	3,744

Net income	$8,104	$8,926	$6,260

Accrued preferred stock dividends	(330)	(335)	(359)

Net income attributable to common stockholders	$7,774	$8,591	$5,901

Earnings per share:
Basic	$0.07	$0.07	$0.05

Diluted	$0.06	$0.07	$0.05

Weighted average shares outstanding:
Basic	117,386	117,109	116,427

Diluted	121,928	121,117	121,729

See accompanying notes to consolidated financial statements

Diligent Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$8,104	$8,926	$6,260
Other comprehensive loss:
Foreign exchange translation adjustment	(704)	(1,111)	(109)

Comprehensive income	$7,400	$7,815	$6,151

See accompanying notes to consolidated financial statements

Diligent Corporation

Consolidated Statement of Changes in Stockholders' Equity

(in thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 1, 2013	83,586	$84	$26,052	$(13,480)	$68	$12,724
Comprehensive income	—	—	—	6,260	(109)	6,151
Capital Contribution	—	—	240	—	—	240
Share based compensation	—	—	2,581	—	—	2,581
Exercise of stock options	190	—	73	—	—	73
Excess tax benefits—stock compensation	—	—	302	—	—	302
Amortization of preferred stock offering costs	—	—	(28)	—	—	(28)
Preferred stock dividend ($0.01 per share)	—	—	(359)	—	—	(359)

Balance at December 31, 2013	83,776	$84	$28,861	$(7,220)	$(41)	$21,684

Comprehensive income	—	—	—	8,926	(1,111)	7,815
Share based compensation	—	—	3,033	—	—	3,033
Exercise of stock options	125	—	19	—	—	19
Shares issued to the board of directors	167	—	641	—	—	641
Conversion of preferred stock to common stock	2,667	3	264	—	—	267
Issuance of shares upon vesting of restricted stock units	161	—	—	—	—	—
Excess tax benefits—stock compensation	—	—	154	—	—	154
Amortization of preferred stock offering costs	—	—	(6)	—	—	(6)
Preferred stock dividend ($0.01 per share)	—		(335)	—	—	(335)

Balance at December 31, 2014	86,896	$87	$32,631	$1,706	$(1,152)	$33,272

Comprehensive income	—	—	—	8,104	(704)	7,400
Share based compensation	—	—	7,518	—	—	7,518
Shares issued to the board of directors	81	—	316	—	—	316
Exercise of stock options	128	—	105	—	—	105
Preferred stock dividend ($0.01 per share)	—	—	(330)	—	—	(330)
Issuance of shares upon vesting of restricted stock units	407	—	—	—	—	—
Shares surrendered to fund withholding taxes	(54)	—	(203)	—	—	(203)
Excess tax benefits, net—stock compensation	—	—	144	—	—	144

Balance at December 31, 2015	87,458	$87	$40,181	$9,810	$(1,856)	$48,222

See accompanying notes to consolidated financial statements

Diligent Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$8,104	$8,926	$6,260
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(2,122)	(2,855)	(1,278)
Depreciation and amortization	4,200	2,784	1,645
Share-based compensation	7,854	3,033	2,581
Allowance for doubtful accounts	100	—	—
Excess tax benefits realized from share-based compensation	(170)	(154)	(302)
Changes in operating assets and liabilities:
Accounts receivable	(3,588)	(3)	(209)
Deferred commissions	(991)	180	549
Prepaid expenses and other current assets	(469)	(1,297)	(871)
Security Deposits	—	—	11
Other non-current assets	123	(436)	—
Accounts payable and accrued expenses	2,919	3,293	4,677
Income taxes receivable/payable	(1,950)	3,135	(2,518)
Deferred revenue	8,374	6,477	13,964
Other non-current liabilities	(1,177)	1,344	2,508
Other	—	—	45

Net cash provided by operating activities	21,207	24,427	27,062

Cash flows from investing activities:
Proceeds from maturity of short-term investments	—	12,497	5,101
Purchases of short-term investments	—	—	(17,495)
Cash paid in connection with acquisitions	(10,000)	—	—
Restricted cash-security deposits	11	(124)	(462)
Purchases of property and equipment	(4,319)	(6,964)	(3,309)
Capitalized software development costs	(4,949)	—	—
Purchase of intangible assets	—	(275)	—

Net cash (used in) provided by investing activities	(19,257)	5,134	(16,165)

Cash flows from financing activities:
Payment of preferred stock dividend	(335)	(359)	(120)
Proceeds from exercise of stock options and purchases of shares under stock purchasing plan	105	19	73
Excess tax benefits realized from share-based compensation	170	154	302
Payments of obligations under capital leases	(595)	(956)	(626)
Funding of withholding taxes for share-based compensation	(203)	—	—
Payments of obligations under software licensing agreements	—	(82)	(145)

Net cash used in financing activities	(858)	(1,224)	(516)

Effect of exchange rates on cash and cash equivalents	(1,681)	(1,111)	(109)

Net (decrease) increase in cash and cash equivalents	(589)	27,226	10,272
Cash and cash equivalents at beginning of year	70,809	43,583	33,311

Cash and cash equivalents at end of year	$70,220	$70,809	$43,583

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Interest	$19	$57	$90
Income taxes	$7,030	$5,470	$7,158
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$267	$—
Accounts payable for property and equipment	$765	$1,179	$1,395
Capital contribution in lieu of preferred stock dividend	$—	$—	$240
Property and equipment acquired under capital lease agreements	$—	$—	$1,306

See accompanying notes to consolidated financial statements

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

1) Organization and nature of the business

        Diligent Corporation ("Diligent" or the "Company") is a Delaware corporation established in 2007 and listed on the NZX Main Board, a regulated New Zealand equities market. In December 2007, the Company, then named Diligent Board Member Services, Inc., completed an offshore public offering in New Zealand in connection with its listing on the NZX Main Board. In June 2015, the Company changed its name to Diligent Corporation. Diligent's corporate headquarters are located in New York, New York.

        Diligent provides one of the world's most widely-used board portals ("Diligent Boards" or "Boards"). The Company develops and commercializes Diligent Boards, a secure software application available online, on iPad and Windows supported devices. The application allows board members, leadership teams and administrative staff to simplify how board materials are produced, delivered, reviewed and voted on. The Company provides clients with subscription-based access to its software along with associated services, including securely hosting the clients' data, and customer service and support for the application.

        Diligent has a wholly-owned subsidiary located in New Zealand, Diligent Board Member Services NZ Limited ("DBMS NZ"), which provides customer support and research and development services for the Company. The Company has a wholly-owned subsidiary in the United Kingdom, Diligent Boardbooks Limited ("DBL") and a wholly-owned subsidiary in Australia, Diligent Board Services Australia Pty Ltd. ("DBA"), which provide sales, marketing and customer success services in their respective regions. The Company's Singapore subsidiary, Diligent APAC Board Services Pte. Ltd. ("APAC") provides sales support in the Asia-Pacific region. The Company's subsidiary in Hong Kong, Diligent APAC Limited ("APAC LTD") was established in 2012 to support the Company's Asia-Pacific sales and marketing operations. On February 4, 2014, the Company established a German subsidiary, Diligent Boardbooks GmbH ("DBG"), to offer dedicated, private data hosting solutions and data recovery support, primarily for European customers.

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

        The Special Committee, assisted by attorneys in the U.S. and New Zealand, conducted a thorough review and analysis of all stock issuances and stock option grants during the relevant period. As discussed in Note 12, the Special Committee found that three option awards exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

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

        The Special Committee determined that these instances of non-compliance were inadvertent and attributable in part to the constrained resources of Diligent in a period of financial difficulty in the years following its listing on the NZX Main Board, and the complex regulatory and compliance obligations across multiple jurisdictions with differing regulations and requirements. It recommended, and the Board fully endorsed, that the Company work with its regulators to resolve these issues. In September, 2013 the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the previously disclosed breaches of the NZX Listing Rules by the Company. The settlement provided for the payment of fines and costs by the Company, consisting of less than $0.1 million as a penalty to the NZX Discipline Fund and for costs incurred by the NZXR.

        Costs for the Special Committee for the year ended December 31, 2013 were $2.3 million. Included in Special Committee expenses are professional fees incurred for legal, accounting and compensation consultants, NZX penalties and compensation paid to Special Committee members. During the second quarter of 2013, the Special Committee was disbanded. No such costs were incurred in 2015 or 2014. During 2015, 2014 and 2013, the Company implemented the recommendations of the Special Committee to remediate the compliance and internal control weaknesses identified as part of the Special Committee investigation.

Audit Committee Investigation

        On July 2, 2013, the Audit Committee of the Board engaged outside company counsel to investigate the accounting errors that gave rise to the need to restate the Company's financial statements, as well as other historical accounting practices impacting the timing of recognition of revenue. In connection with the investigation, it was determined that the Company included in its financial results certain customer agreements that, while having an effective date within a quarter, had not been signed by all parties within the quarter, as would be required to commence revenue recognition under U.S. GAAP. The early inclusion of such contracts did not have a material impact on previously reported revenue for fiscal quarters including the first quarter of 2010 through the first quarter of 2013. The Audit Committee investigation resulted in no finding of intentional misconduct or fraud. Costs of the investigation for the years ended December 31, 2013 were $0.9 million and consisted of legal fees. No such costs were incurred in 2015 or 2014.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

2) Investigations and restatement (Continued)

Restatement

        In August, 2013, the Company announced that its historical financial statements for the years ended December 31, 2012, 2011 and 2010 and the quarter ended March 31, 2013 would be restated due to revenue recognition errors. The Company completed the restatement process in April of 2014. Costs for the restatement and re-audits incurred during the years ended December 31, 2014 and 2013 were $0.9 million and $2.3 million, respectively. These costs were comprised of professional fees incurred for accounting, auditing and consulting services.

3) Significant accounting policies

Basis of Presentation

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the deferral and recognition of revenue, the fair value of share-based compensation, accounting for income and other taxes, including the realization of deferred tax assets and uncertain tax positions, the fair value of acquired assets and assumed liabilities arising from business combinations and the useful lives of tangible and intangible assets. Actual results could differ from those estimates.

        Effective January 1, 2015, the Company began allocating facility and related costs and certain costs associated with its Enterprise Resource Planning system to Cost of revenues, Selling and marketing, General and administrative, and Research and development. Previously such costs had been presented within General and administrative expenses. Such costs are allocated based on a department's proportionate share of total employee headcount. The Company also changed the presentation of sales-related incentive commissions paid to customer success personnel from Cost of revenues to Selling and marketing. The Company determined that these changes would better reflect industry practice and would provide more meaningful information as well as increased transparency of its operations.

        To conform the 2014 presentation to the current year presentation, $2.2 million was reclassified from General and administrative, of which $0.2 million was included in Costs of revenues, $1.4 million was included in Selling and marketing, and $0.6 million was included in Research and development. Such reclassifications had no effect on previously reported operating income, net income or retained earnings.

        To conform the 2013 presentation to the current year presentation, $1.4 million and $0.5 million was reclassified from General and administrative and Cost of revenues, respectively, of which $1.7 million was included in Selling and marketing and $0.2 million was included in Research and development. Such reclassifications had no effect on previously reported operating income, net income or retained earnings.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

Principles of Consolidation

        The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company invests its excess cash primarily in bank and money market funds of major financial institutions. Accordingly, its cash equivalents are subject to minimal credit and market risk.

Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

        At December 31, 2014, cash equivalents include level 1 investments in U.S. treasury money market funds and treasury bills totaling $32.5 million, which are carried at cost, which approximates fair value. The fair value of money market funds was determined by reference to quoted market prices.

Property and Equipment

        Property and equipment consists of computer and office equipment, leasehold improvements and purchased internal-use computer software. Property and equipment are carried at cost, less accumulated depreciation and amortization and any impairment losses.

Depreciation and Amortization

        Depreciation on property and equipment is computed on a straight line basis at rates adequate to recover the cost of the assets over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over their estimated useful lives of the assets or the term of the underlying lease, whichever is shorter. Amortization of acquired intangible assets and purchased

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

internal-use computer software is computed on the straight-line method over their estimated useful lives, which range from two to fifteen years. Expenditures for repair and maintenance costs are expensed as incurred.

Business Combinations

        The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Payments made for contingent consideration recorded as part of an acquisition's purchase price are reflected as financing activities in the Company's Consolidated Statements of Cash Flows, if paid more than three months after the acquisition date. If paid within three months of the acquisition date, these payments are reflected as investing activities in the Company's Consolidated Statements of Cash Flows.

        Acquisition-related costs, such as legal, accounting and other costs incurred in connection with an acquisition are expensed as incurred. The Company includes the results of acquisitions in its Consolidated Financial Statements from the date of acquisition.

Goodwill

        Goodwill represents the excess of the purchase price of an acquired entity over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but instead evaluated for impairment. We perform our annual impairment test of goodwill at the reporting unit level at October 1 each fiscal year or whenever events or circumstances change that would indicate that goodwill may not be recoverable. We have concluded that our operations constitute one operating segment and reporting unit. In conducting the impairment test, we can opt to perform a qualitative assessment to test goodwill for impairment or we can directly perform the two-step impairment test described below. Based on the qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (a likelihood of more than 50%) to be less than its carrying amount, the two-step impairment test will be performed. In the first step, we compare the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. In the second step, if the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We did not recognize any goodwill impairment charges for the year ended December 31, 2015.

Acquired Intangible Assets

        Acquired intangible assets consist primarily of acquired customer contracts, developed technology and trade names. Acquired intangible assets are carried at cost, less accumulated amortization. Acquired intangible assets are amortized over their estimated period of benefit which approximates a

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

straight-line basis over their estimated useful lives. Amortization expense for the year ended December 31, 2015, 2014 and 2013 was $0.2 million, less than $0.1 million and nil, respectively.

Impairment of Long-Lived Assets

        The Company periodically reviews the carrying amounts of its tangible and intangible assets to determine whether events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Measurement of an impairment loss for long-lived assets and identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. An impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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

        Installation fees paid by customers in connection with the subscription service are deferred and are recognized ratably over the expected life of the customer relationships, generally nine years. In estimating the expected customer relationship period, the Company looked to guidance on the determination of the useful life of an intangible asset for the appropriate factors to be considered in

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

estimating expected customer life and specifically focused on its customer renewal rate. Diligent's customer contracts contain a standard "autorenew" feature which provides for one-year renewals unless either party provides written notice of termination. In addition, Diligent's renewal history with its customers has been and remains at very high rates. As a result, the Company believes that its customers will renew numerous times during their tenure with Diligent. Consequently, Diligent has had a very low annual attrition rate which historically has been less than 5.0%. After considering these factors, the Company determined that a nine year estimated customer life was appropriate as of December 31, 2015. The Company evaluates its estimated customer life on an annual basis.

Deferred Revenue

        Deferred revenue represents installation and subscription fees for which cash has been received, but for which the Company has not yet delivered its services or the criteria for the recognition of revenue have not yet been met. Deferred revenues presented in the consolidated balance sheets do not include amounts receivable (both billed and unbilled) for executed subscription agreements for which the Company has not yet received payment. Accordingly, the deferred revenue balance does not represent the total contract value of annual subscription agreements.

        Long term deferred revenue consists of installation fees that will be recognized over the estimated life of the customer relationship, generally nine years. Installation fees expected to be recognized within the next 12 months of the balance sheet date are included in the current portion of deferred revenue.

Accounts Receivable

        The Company generally invoices its customers on a quarterly or annual basis. Accounts receivable represents amounts due from Diligent's customers for which revenue has been recognized. A provision for doubtful accounts is recorded based on management's assessment of amounts considered uncollectable for specific customers based on the age of the receivable, history of payments and other relevant information. At December 31, 2015 and December 31, 2014, the Company has recorded a provision for doubtful accounts of $0.2 million and $0.1 million, respectively.

Research and Development

        Research and development expenses are incurred as the Company maintains and enhances its software and evaluates and develops other potential applications. Such expenses include compensation and employee benefits of engineering and testing personnel, including share-based compensation, materials, travel and direct costs associated with the design and required testing of the product line. Research and development also includes allocated indirect costs such as facility and related costs that are clearly related to research and development activities.

Internal-Use Software Development Costs

        The Company begins to capitalize costs incurred for computer software developed for internal use when the preliminary development efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and the

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

software will be used as intended. Capitalization ceases when a computer software project is substantially complete and ready for its intended use. Costs incurred prior to meeting these criteria are expensed as incurred and recorded in research and development expense in the Company's consolidated statements of income. Enhancements that add functionality to previously released software are capitalized and maintenance and relatively minor enhancements are expensed as incurred. Capitalized software development costs are amortized over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding three years and are recorded as a component of cost of sales.

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

        The tax effects of an uncertain tax position taken or expected be taken in income tax returns are recognized only if it is "more likely than not" to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes the benefit of an uncertain tax position in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

Foreign Exchange

        The Company's wholly-owned foreign subsidiaries generally utilize their local currency as their functional currency. Assets and liabilities of these subsidiaries are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income or loss. The functional currency of the Company's Singapore subsidiary is the U.S. dollar.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

        Transactions in foreign currencies are reported at the rates of exchange at the transaction date. Assets and liabilities are translated at the rates of exchange in effect at the balance sheet date. All differences are recorded in results of operations.

Share-Based Compensation

        The Company measures the cost of employee services received in exchange for an equity-based award using the fair value of the award on the date of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the Company in exchange for the award. The fair value of restricted stock units and performance stock units is determined using the market price of the Company's common stock at the date of the grant and compensation expense is recognized for the portion of the award that is expected to vest.

        The Company measures compensation cost for awards granted to non-employees based on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non-employee.

Segment Reporting

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM"), or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company's current product offerings and the fact that the Company's CODM, which is the Company's Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and allocation of resources, management has concluded that the Company has one reportable operating segment.

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

        Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, settled or converted into common stock, unless the effect is anti-dilutive. Stock options and employee share awards are included as potential dilutive securities for the applicable periods, except that 1.6 million, 1.8 million and 0.4 million have been excluded in 2015, 2014 and 2013, respectively because their effect is antidilutive. For the year ended December 31, 2015, 2014 and 2013. 1.6 million, 0.3 million and 2.5 million performance share units, respectively, were excluded as potential dilutive securities, as the performance criteria has not been

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

met. The computation of shares used in calculating basic and diluted earnings per common share are as follows:

        The computation of shares used in calculating basic and diluted earnings per common share is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Basic weighted average common shares outstanding	87,386	86,627	83,760
Basic weighted average preferred shares outstanding	30,000	30,482	32,667

Basic weighted average shares outstanding	117,386	117,109	116,427
Dilutive effect of stock options	2,572	2,507	5,236
Dilutive effect of performance stock units	1,472	1,065	—
Dilutive effect of restricted stock units	498	436	66

Dilutive weighted average shares outstanding	121,928	121,117	121,729

Recent Accounting Pronouncements

        In February of 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 provides specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company plans to adopt this guidance beginning January 1, 2019. The Company is assessing the impact of this update on its consolidated financial statements and the timing of adoption.

        In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This ASU simplifies the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities be classified as noncurrent on the balance sheet. This removes the requirement for the entity to determine whether the deferred tax is current or noncurrent for presentation in the balance sheet. ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. This ASU is not expected to have a significant impact on the Company's consolidated financial statements.

        In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments." ASU No. 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU No. 2015-16 is effective for annual reporting periods beginning after

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

3) Significant accounting policies (Continued)

December 15, 2015, including interim periods within that reporting period. This ASU is not expected to have a significant impact on the Company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. Under application of this guidance, if a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. A customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for 2016 and early adoption is allowed. This ASU is not expected to have a significant impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606)," a new standard related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective. In July 2015, the FASB decided to delay the effective date by one year to January 1, 2018. Early adoption is permitted no earlier than 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings. The Company is assessing the potential impact of the new standard on its consolidated financial statements and has not yet selected a transition method.

4) Business Combination

BoardLink Acquisition

        On October 19, 2015, the Company acquired all the assets of BoardLink, a SaaS provider of board and leadership team collaboration solutions, from Thomson Reuters. The acquisition of BoardLink strengthens Diligent's position as one of the world's leading providers of corporate governance and collaboration SaaS solutions for boards and senior executives. Under the terms of the agreement, Diligent paid $10.0 million in cash at closing for the Thomson Reuters BoardLink business. The net purchase price after a working capital adjustment of $0.2 million was $9.8 million. The Company has recorded a receivable of $0.2 million as of December 31, 2015 for the working capital adjustment, which is included in Prepaid expenses and other current assets on the consolidated balance sheet. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributable to expanded market opportunities. The goodwill recognized in the BoardLink acquisition is expected to be deductible for U.S. income tax purposes. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management's estimates and assumptions. Acquisition related costs related to BoardLink for the year ended December 31, 2015 were $0.4 million. The Company has included the operating results of BoardLink in its consolidated financial statements since the date of acquisition through December 31, 2015, including revenue of $1.2 million and operating income of $0.3 million. The Company will finalize its assessment of the fair value of the assets and liabilities assumed at

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

4) Business Combination (Continued)

acquisition date during 2016 and does not expect the completion of its assessment to have a material effect on its consolidated financial statements.

BoardLink Purchase Price Allocation

        The following summarizes the preliminary fair value of acquired assets and liabilities assumed (in thousands):

		Useful Life (in years)
Current assets	$1,012	—
Deferred revenue	(493)	—
Intangible assets:
Customer contracts	8,440	15
Developed technology	170	2
Transition services agreement	140	2
Tradename	70	5
Goodwill	498	—

Total purchase consideration	$9,837

        The financial information in the table below summarizes the combined results of the operations of the Company and BoardLink, on a pro forma basis, as though the companies had been combined as of January 1, 2014. The pro forma financial information for BoardLink is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014 or of results that may occur in the future. The pro forma results include adjustments for salaries and other employer related costs for acquired employees, amortization of acquired intangible assets and fees for transition services being performed by Thomson Reuters

        The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2015 and 2014 as if the acquisition of BoardLink occurred on January 1, 2014 (in thousands):

	Year ended December 31,
	2015	2014
Pro forma total revenue	$104,617	$89,536
Pro forma net income	$10,462	$10,407
Pro forma earnings per share—basic	$0.09	$0.09
Pro forma earnings per share—diluted	$0.08	$0.08

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

5) Intangible assets and goodwill

        During the first quarter of 2015, the Company began to capitalize costs related to the development of a new SaaS collaboration tool, ("Diligent Teams" or "Teams"). The initial version of Teams was ready for its intended use and a limited release was made available for customer subscription as of September 30, 2015. The amount of capitalized costs during the year ended December 31, 2015 was $4.9 million and no such costs were capitalized as of December 31, 2014. The Company began to amortize the capitalized costs associated with the development of Teams during the fourth quarter of 2015. Direct development costs related to software enhancements for Boards that add functionality are permitted to be capitalized and amortized over their useful lives, however the Company has not historically maintained sufficient detail records of its development efforts for Boards and has not capitalized such costs.

        The gross carrying amount and accumulated amortization of the Company's intangible assets are as follows:

	December 31, 2015
	Amortization Period	Gross Value	Accumulated Amortization	Net Carrying Value
	(in years)	(in thousands)
Customer contracts	15	$8,440	$(112)	$8,328
Capitalized internal-use software	3	4,949	(327)	4,622
Trademarks	5	345	(73)	272
Developed technology	2	170	(17)	153
Transition services agreement	2	140	(14)	126

		14,044	(543)	13,501

        At December 31, 2014, the Company had trademarks with a useful life of 5 years. The gross value, accumulated amortization and net carrying value was equal to $0.3 million, less than $0.1 million and $0.3 million, respectively.

        Amortization expense of intangible assets for 2015 and 2014 was $0.5 million and less than $0.1 million, respectively, of which $0.3 million was included in Cost of revenue in 2015. The Company's estimate of future amortization expense for intangible assets that exist at December 31, 2015 is as follows:

Year ending December 31,	Amount
(in thousands)
2016	$2,436
2017	2,405
2018	1,955
2019	617
2020	574
Thereafter	5,514

Total	$13,501

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

5) Intangible assets and goodwill (Continued)

        The changes in the carrying value of goodwill for the year ended December 31, 2015 is as follows:

Carrying Amount
Balance, December 31, 2014	$—
Acquisition of BoardLink	498

Balance, December 31, 2015	$498

6) Property and equipment and obligations under capital leases

        Property and equipment is comprised of the following:

	December 31,
	2015	2014
	(in thousands)
Equipment	$16,057	$13,312
Purchased computer software	4,101	3,398
Leasehold improvements	2,987	2,714

	23,145	19,424
Less: Accumulated depreciation and amortization	(10,448)	(7,221)

Net property and equipment	$12,697	$12,203

        Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 were $3.7 million, $2.8 million and $1.6 million, respectively.

        Obligations under capital leases consist of various financing arrangements entered into by the Company to acquire computer equipment and software. Leases outstanding at December 31, 2015 bear interest at rates ranging from 3.8% to 5.5% per annum, with monthly payments of less than $0.1 million and mature on February 1, 2016. Each lease is secured by the underlying leased asset. Amortization of assets recorded under capital leases is included in depreciation expense. The assets relating to capital leases, included in property and equipment on the balance sheet, are as follows:

	December 31,
	2015	2014
	(in thousands)
Capital lease assets included in equipment	$1,937	$1,937
Capital lease assets included in computer software	511	511
Less: Accumulated depreciation and amortization	(1,658)	(1,137)

	$790	$1,311

        Depreciation expense relating to assets acquired under capital leases was $0.5 million, $0.6 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

6) Property and equipment and obligations under capital leases (Continued)

        Future minimum lease payments due under capital leases agreements as of December 31, 2015:

Year ending December 31,	Future Minimum Lease Payments (in thousands)
2016	$63
Less interest portion of payments	(1)

Present value of minimum lease payments	$62

7) Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued commissions, bonuses, and payroll	$5,879	$5,483
Performance cash award	1,413	1,413
Accrued sales taxes	1,455	2,119
Accrued preferred stock dividend	330	335
Other (individually less than 5% of total current liabilities)	3,414	2,118

Total accrued expenses and other liabilities	$12,491	$11,468

8) Geographic information

        The Company's revenue, by geographic location of the customer, and long-lived assets located outside the Americas are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Americas	$69,412	$58,810	$48,723
EMEA	20,843	17,145	11,857
Asia Pacific	9,054	7,099	4,177

Total	$99,309	$83,054	$64,757

	December 31,
	2015	2014	2013
Long-lived assets outside the United States, net	$2,433	$2,532	$330

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

9) Income taxes

        Income before provision for income taxes is comprised of the following:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$10,677	$9,381	$7,080
Foreign	674	5,623	2,924

	$11,351	$15,004	$10,004

        Domestic income includes intercompany charges to foreign affiliates for management fees, cost sharing and royalties. Foreign income includes the income from all of the Company's foreign subsidiaries, including the Singapore subsidiary, which is a disregarded entity for U.S. income tax purposes.

        The components of income tax expense for the years ended December 31, were as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Income tax expense:
Current:
Federal	$2,839	$5,341	$2,947
State and Local	651	894	714
Foreign	1,609	2,698	1,361

Total current	$5,099	$8,933	$5,022

Deferred:
Federal	$(994)	$(1,689)	$(680)
State and Local	(46)	(24)	(90)
Foreign	(812)	(1,142)	(508)

Total deferred	(1,852)	(2,855)	(1,278)

Total income tax expense:	$3,247	$6,078	$3,744

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

9) Income taxes (Continued)

        The income tax provision differs from the amount of tax determined by applying the U.S. federal statutory rate as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Federal income tax statutory rate	34%	34%	34%
State and local income taxes, net of federal benefit	3.2	2.9	3.8
Tax credits related to research activity	(4.9)	(1.5)	(2.2)
Stock-based compensation	3.3	1.9	0.9
Other permanent differences	(2.1)	0.5	0.3
Effect of non-U.S. operations	(1.5)	(4.3)	(1.2)
Return to provision adjustments	(4.8)	3.7	1.9
Change in unrecognized tax positions	0.8	2.2	—
Other	0.6	1.0	(0.1)

Income tax expense	28.6%	40.4%	37.4%

        The following is a summary of the Company's deferred tax assets and liabilities:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$2,478	$1,953
Deferred revenue	5,955	4,272
Stock-based compensation	3,319	2,235
Deferred compensation	114	1,242
Accruals and reserves	1,180	1,583
Other	379	80
Fixed assets	(1,997)	(1,793)

Net deferred tax asset	$11,428	$9,572

        At December 31, 2015, the Company had federal and state income tax net operating loss carryforwards of $4.9 million, which expire at various dates from 2028 through 2029.

        Beginning in 2013, the Company's annual net operating loss carryforward became subject to a limitation of approximately $0.4 million to offset expected taxable income until expiration of the carryforwards. Based on this limitation, the Company expects that approximately $4.9 million of its total net operating loss carryforwards will expire unutilized in 2029. A full valuation allowance had previously been provided on the related deferred tax asset, and therefore the deferred tax asset and valuation allowance relating to the net operating loss carryforwards expected to expire unutilized were written off.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

9) Income taxes (Continued)

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

        The following is a reconciliation of unrecognized tax benefits:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$763	$439	$175
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	93	524	264
Reductions for tax positions of current year	—	—	—
Reductions due to settlements	—	(200)	—
Reductions due to lapse of statute of limitaitons	—	—	—

Ending balance	$856	$763	$439

        The total amount of unrecognized benefits that, if recognized, would affect our effective tax rate was $0.9 million, $0.8 million and $0.4 million at December 31, 2015, 2014 and 2013, respectively. The Company does not anticipate any significant changes in its reserves for uncertain tax benefits within the next 12 months.

        The Company classifies interest and penalties on uncertain tax positions in income tax expense. The amount of interest and penalties related to uncertain tax positions was not significant in 2015, 2014 or 2013.

        As of December 31, 2015, 2014 and 2013, the undistributed earnings in our international subsidiaries were $9.0 million, $8.1 million and $2.9 million, respectively. Undistributed earnings of the Company's foreign operations are intended to remain indefinitely invested, and accordingly, no U.S. income taxes have been provided on these earnings. If at some future date these earnings cease to be indefinitely invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts. Because the time and manner of repatriation is uncertain, we cannot reasonably estimate the amount of the deferred income tax liability relating to unrepatriated earnings at this time.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

9) Income taxes (Continued)

        The Company and its subsidiaries are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company's U.S. federal and state income tax returns for the tax years 2012 and forward are open for examination by the taxing jurisdictions. The Company's foreign income tax returns are open for examination by the local taxing jurisdictions for the following years: New Zealand—2010 and forward; U.K.—2012 and forward; Australia—2012 and forward.

10) Redeemable Preferred Stock

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

        Liquidation preference—In the event of any voluntary or involuntary liquidation of the Company, the holders of Preferred shares are entitled to an amount per Preferred Share equal to 1.5 times the original issue price of $0.10 plus any accrued but unpaid dividends. In addition, the holders of preferred shares participate on a pro rata, as converted basis, in the distribution of any remaining assets after payment of the liquidation preference. A merger or acquisition of the Company is considered a deemed liquidation event.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

10) Redeemable Preferred Stock (Continued)

        Voting rights—Preferred Shares have equal voting rights (one vote per share) to common stock, except that Preferred Shares do not vote in the general election of directors.

        Other provisions—For as long as not less than 15 million Preferred Shares are outstanding, the holders of the Preferred Shares have the right between them to appoint one director, and the Company may not take action relating to certain major transactions, including a merger or acquisition, without obtaining the consent of not less than 60% of the Preferred Shares or without obtaining the approval of the director appointed by the holder of the Preferred Shares (for matters requiring Board of Directors approval).

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

11) Stockholders' equity

        The Company has reserved 47.4 million shares to be issued upon conversion of its Series A Preferred Stock, outstanding stock options, restricted stock units, preferred stock units and shares available for future issuance under its existing Stock Option and Incentive Plans.

        Spring Street Partners, L.P., a holder of the Series A Preferred Stock, waived its right to the preferred stock dividend payable on January 3, 2013 in the amount of $0.2 million. This was recorded as a non-cash capital contribution in 2013. The founder and managing partner of Spring Street Partners, L.P. is also the Chairman of the Board of Directors of the Company.

12) Stock option and incentive plans

        In November 2007, the Company adopted the 2007 Stock Option and Incentive Plan (the "2007 Plan") authorizing the issuance of up to 10 million shares of the Company's common stock as awards

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Stock option and incentive plans (Continued)

to selected employees, directors and consultants of the Company and its affiliates, in the form of incentive stock options, non-qualified stock options, and restricted shares of common stock. In June 2010, the Company adopted the 2010 Stock Option and Incentive Plan (the "2010 Plan") authorizing the issuance of up to 5 million shares of the Company's common stock to employees, directors and consultants of the Company and its affiliates, as incentive stock options and non-qualified stock options. The 2010 Plan was amended in April 2012 to authorize the issuance of an additional 2.5 million shares. The Company's Board of Directors or the Compensation Committee determined the number of shares, the term, the frequency and date, the type, the vesting periods, and any performance criteria pursuant to which stock option awards may be granted and the restrictions and other terms and conditions of each grant of restricted shares in accordance with the terms of the 2007 and 2010 Plans.

        On May 3, 2013, the Board adopted the Diligent Corporation 2013 Incentive Plan (the "Plan"), which was approved by the Company's stockholders in June 2013. An aggregate of 15.5 million shares of the Company's common stock may be issued pursuant to the Plan to employees, directors and consultants of the Company and its affiliates as of December 31, 2015. The Company has reserved 4.1 million shares for issuance in connection with the replacement incentive awards issued in accordance with the former CEO Substitute Remuneration Package as discussed below. In April 2015, the shareholders' approved an increase in the shares reserved for issuance under the Plan of 7.0 million. As of December 31, 2015, 4.4 million shares were available for future issuances of awards under the Plan. As of the date of approval of the 2013 Plan, 46 thousand and 2.6 million shares remained available for issuance under the 2007 and 2010 Plans, respectively. Upon approval of the 2013 Plan, the Company discontinued use of the 2007 and 2010 Plans and no shares remain available for future issuance under these plans.

        Awards under the Plan may be made in the form of stock options (which may constitute incentive stock options or nonqualified stock options), share appreciation rights, restricted shares, restricted share units, performance awards, bonus shares and other awards. In addition, certain awards under the Plan may be denominated or settled in cash, including performance awards.

        The Company's standard remuneration package for non-executive directors consists of both a cash component, designed to compensate members for their service on the Board and its Committees, and an equity component. The total value of the standard remuneration package is $0.1 million per annum, of which 38% is payable in cash and the remainder in common stock

        In December 2012, the Company's Board of Directors authorized a Special Committee of independent directors to conduct a review of the Company's past stock issuances and stock option grants to determine whether they were in accordance with the relevant incentive plans. The Special Committee found that three option awards—one under the 2007 Stock Option and Incentive Plan ("2007 Plan"), and two under the 2010 Stock Option and Incentive Plan ("2010 Plan")—exceeded the applicable plan caps on the number of shares covered by an award issued to a single recipient in a particular year. Specifically, a 2009 award to the former Chief Executive Officer (CEO) exceeded the cap in the 2007 Plan by 1.6 million shares, a 2011 award to the former CEO exceeded the cap in the 2010 Plan by 2.5 million shares, and a 2011 award to another officer exceeded the cap in the 2010 Plan by 250,000 shares.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Stock option and incentive plans (Continued)

        In May 2013, the Company and the Company's former CEO entered into a Replacement Grant Agreement providing for the cancellation of the affected stock options and the issuance of a replacement award, which was to become effective upon the occurrence of certain future events.

        In June 2013, the Company entered into an agreement with respect to the options issued to the other officer in excess of the applicable plan cap, under which 250,000 options were cancelled, the vesting schedule for the remaining nonvested options were extended over a four and a half year period, and replaced with 150,000 restricted stock units, with graded vesting over four and a half years. The modification of this award resulted in less than $0.1 million of additional compensation expense.

        In December 2013, the Company and the former CEO entered into an Amendment to Replacement Grant Agreement which finalized the terms of the incentive compensation package to be provided to the Company's former CEO in substitution for certain awards that exceeded the applicable plan caps.

        Under the terms of the Amendment to Replacement Grant Agreement, on December 23, 2013 (the "Grant Date"), the former CEO's fully vested option to purchase 2.4 million shares of the Company's common stock for an exercise price of U.S. $0.14 per share was cancelled to the extent it was in excess of the applicable plan cap, consisting of 1.6 million of such shares. In exchange for the cancellation of the relevant portion of the award, the former CEO received:

  •
  An option to purchase 1.6 million shares of common stock having an exercise price of U.S. $2.79, which was the Company's closing price per share expressed in U.S. dollars on the last trading day on the NZX Main Board immediately prior to the Grant Date (the "Exercise Price") of December 23, 2013. The option vested on December 31, 2013, and has a term of ten years from the Grant Date.

  •
  A performance cash award of U.S. $4.2 million, determined based on 1.6 million multiplied by the excess of the Exercise Price of U.S. $2.79 over U.S. $0.14. The former CEO's right to receive such cash award was contingent on the Company achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014 and his continued employment through such date. This revenue target was achieved and the cash award was to be paid in three equal annual installments. The first installment in the amount of $1.4 million was paid in the third quarter of 2014, the second installment was paid in the first quarter of 2015 and the final installment will be paid in the first quarter of 2016, or, if earlier, upon a change in control of the Company or the former CEO's separation from service. Effective March 31, 2015, the former CEO became the Company's Chief Product Strategy Officer. Any payment due on any installment date will be proportionally reduced if the sum of the Company's stock price plus dividends for a measurement period prior to each payment date falls below 75% of the Exercise Price.

        The remaining liability for the performance cash award of $1.4 million is recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2015.

        In addition, the former CEO held an option to purchase 3.0 million shares of the Company's common stock for an exercise price of U.S. $0.82 per share, which remained subject to vesting. Under

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Stock option and incentive plans (Continued)

the terms of the Amendment to Replacement Grant Agreement, the Company cancelled the portion of such option in excess of the applicable plan cap, consisting of 2.5 million of such shares. In exchange for the cancellation of the relevant portion of the award, the former CEO received:

  •
  Performance share units ("PSUs") for 2.25 million shares of common stock issuable contingent on Diligent achieving revenue growth of at least 7% during the twelve month period ended June 30, 2014. Effective June 30, 2014, the Company's revenues met the performance requirement of at least seven percent (7%) growth over the performance period as compared to the period from July 1, 2012 through June 30, 2013. The PSUs were determined to be earned and the award will vest in four equal installments based on continued employment, commencing June 30, 2015, with full vesting occurring on June 30, 2018. The delivery dates for the vested performance shares will be 50% in 2018 and 50% in 2019 or, if earlier, upon a change in control of the Company or the former CEO's separation from service.

  •
  PSUs for up to 250,000 shares of common stock contingent on Diligent achieving either at least 15% fully diluted EPS growth (adjusted to exclude stock-based compensation expense and extraordinary items) or 15% total stockholder return ("TSR") growth in four one-year measurement periods beginning April 1, 2013 (the "Level 2 PSU Agreement"). TSR growth is measured based on Diligent's stock price performance during the 20 trading days prior to the relevant measurement date. The Level 2 PSU Agreement provides that 62,500 shares of common stock (the "Level 2 Performance Shares") will be earned in each year for which the applicable target is met, with the additional opportunity to earn such shares at the end of the four year performance period if the cumulative fully diluted EPS growth or TSR growth meet the cumulative performance target. The delivery dates for the vested performance shares will be in 2018 or, if earlier, upon a change in control of the Company or the former CEO's separation from service.

        The vesting of the options, performance cash award and performance stock units described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or if the CEO is terminated without cause or resigns for good reason.

        The Company recorded compensation expense of $1.0 million, $3.1 million and $2.9 million during the years ended December 31, 2015, 2014 and 2013, respectively, relating to the replacement awards. The performance stock units are expected to result in compensation cost of $0.4 million in 2016, $0.2 million in 2017 and $0.1 million in 2018.

        On March 31, 2015, the Company and the former CEO entered into a Deferred Share Award Agreement (the "Deferred Share Award Agreement") to give effect to the Company's agreement that the former CEO would have been eligible to receive the first tranche of the Level 2 Performance Shares pursuant to the Level 2 PSU Agreement, after giving effect to the restatement of the Company's financial statements. The Company calculated a new baseline EPS for the period beginning April 1, 2013 through March 31, 2014 using post-restatement amounts (the "New Baseline EPS") and concluded that the former CEO earned the first tranche of 62,500 shares of common stock, based on the achievement of 15% growth of fully diluted EPS during the period from April 1, 2013 through March 31, 2014.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Stock option and incentive plans (Continued)

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

Stock Options

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

        The fair values were estimated using the following range of assumptions:

Year Ended December 31,
	2015	2014	2013
Expected volatility(1)	53.82 - 59.17%	50.56 - 50.94%	58.06 - 59.20%
Expected term(2)	6.25 years	6.25 years	5.0 - 6.3 years
Risk-free interest rate(3)	1.73 - 1.88%	1.98 - 2.26%	1.08 - 1.68%
Dividend yield	—	—	—

(1)
The expected volatility was determined using historical volatility data for comparable companies in 2014 and 2013 because the period of active trading history of the Company's common stock was less than the expected term of the options.

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

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Stock option and incentive plans (Continued)

        A summary of stock option activity for the year ended December 31, 2015 is as follows:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at January 1, 2015	6,553	$2.31
Granted	720	3.42
Exercised	(128)	0.82
Forfeited	(100)	3.85

Outstanding at December 31, 2015	7,045	$2.42

Exercisable at December 31, 2015	5,350	$2.01

Options vested and expected to vest	7,009

        The aggregate intrinsic value of the stock options exercisable at December 31, 2015, 2014 and 2013 was $11.7 million, $9.8 million and $6.5 million, respectively. The aggregate intrinsic value of options exercised during 2015, 2014 and 2013 $0.4 million, $0.4 million and $0.8 million, respectively. The aggregate intrinsic value of options expected to vest at December 31, 2015 was $0.8 million.

Performance Stock Units

        In connection with the entry into an employment agreement with the Company's new CEO, and an amendment to the employment agreement of its former CEO, now its Founder and Chief Product Strategy Officer, on March 31, 2015, the Company granted PSUs providing for the issuance of up to an aggregate of 675,000 shares of common stock, with a grant date fair value of $2.7 million, to the new CEO and the Chief Product Strategy Officer. The shares of common stock underlying the PSUs are issuable contingent on the Company achieving revenue thresholds based on reported revenue over a trailing 12 month period measured at each quarter end date beginning on March 31, 2015 and ending on March 31, 2021. There are four performance thresholds and the performance share units will vest 25% upon the achievement of each performance threshold. The Company has determined that all four of the performance measures are probable to be met within the next four years and has begun recording compensation expense for each tranche on a graded basis from the grant date through the date each threshold is expected to be achieved. Vesting periods for the above mentioned PSUs range from one year to approximately four years.

        The Company issued PSUs providing for the issuance of up to an aggregate of 705,000 shares of common stock to certain executives in 2015. The grant date fair value of these shares is equal to $2.5 million. The shares of common stock underlying the PSUs are issuable contingent on the Company achieving revenue thresholds based on reported revenue over a trailing 12 month period measured at each quarter end date beginning on September 30, 2015 and ending on December 31, 2021. There are four performance thresholds and the performance share units will vest 25% upon the achievement of each performance threshold. The Company has determined that all four of the performance measures are probable to be met within the next four years and has begun recording compensation expense for each tranche on a graded basis from the grant date through the date each threshold is expected to be achieved. Vesting periods for the above mentioned PSUs range from one year to approximately four years.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Stock option and incentive plans (Continued)

        A summary of PSU activity for the year ended December 31, 2015 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested at January 1, 2015	2,500	$2.79
Granted	1,380	3.79
Vested	(625)	2.92
Forfeited	—	—

Nonvested at December 31, 2015	3,255	$3.28

        The Company estimates the fair value of the PSU's as of the grant date utilizing the closing price of its common stock on that date.

Restricted Stock Units

        RSUs granted to employees vest on a graded vesting schedule over a period of two to four years, as long as such employee remains in the employ of the Company on each vesting date. The grant date fair value is equal to the market price of the Company's stock on the date of grant, converted to U.S. dollars using the prior day's exchange rate.

        A summary of RSU activity for the year ended December 31, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested at January 1, 2015	1,055	$4.17
Granted	2,086	3.90
Vested	(407)	3.88
Forfeited	(75)	3.85

Nonvested at December 31, 2015	2,659	$3.89

        The Company estimates the fair value of the RSUs as of the grant date utilizing the closing price of its common stock on that date.

        The vesting of the options, performance cash award, PSUs and RSUs described above will be subject to certain acceleration provisions in the event of a change in control of the Company, upon death or disability or termination without cause or resignation for good reason.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

12) Stock option and incentive plans (Continued)

        A summary of share-based compensation (excluding shares issued to the board of directors) for the year ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock options	$1,711	$1,091	$2,329
Performance stock units	2,443	1,009	—
Restricted stock units	3,364	933	252

Total	$7,518	$3,033	$2,581

        The total income tax benefit recognized in the income statement for share-based compensation costs was $0.1 million $0.2 million and $0.8 million for 2015, 2014 and 2013, respectively. At December 31, 2015 there was $13.5 million of unrecognized share-based compensation expense, which includes $1.9 million for stock options, $7.1 million for RSUs and $4.5 million for PSUs. The weighted average period for this cost to be recognized is 1.2 years.

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

        The Company sponsors a defined contribution 401(k) plan, which covers all U.S. employees. The Company's matching contribution to the plan was $0.7 million $0.5 million and $0.4 million in 2015, 2014 and 2013, respectively.

13) Commitments

Operating leases

        The Company has non-cancelable operating lease agreements for office space in the United States and certain foreign locations which expire at various dates through 2024. Rent expense for leases with rent escalations is recognized on a straight-line basis over the term of the lease. Rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $2.0 million, $1.8 million and $1.3 million, respectively.

        The lease agreements require security deposits in the amount of $0.8 million at December 31, 2015 and 2014, which is recorded in the consolidated balance sheet.

        The Company entered into a sub-lease that commenced in February 2015 and will terminate in February 2018. The Company will receive rental income of $0.5 million and have operating rent expense of $0.3 million from the commencement date through the end of the lease.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

13) Commitments (Continued)

        The Company entered into a sub-lease that commenced in May 2014 and will terminate in February 2018. The Company will receive rental income of $0.4 million and have operating rent expense of $0.4 million from the commencement date through the end of the lease.

        The Company entered into a sub-lease that commenced in December 2013 and will terminate in February 2018. The Company will receive rental income of $0.8 million and have operating rent expense of $0.9 million from the commencement date through the end of the lease. During the year ended December 31, 2013, the Company recorded a loss of $0.1 million related to the sublease that has been charged to rent expense.

        Future minimum lease payments and sublease income for leases that have initial or non-cancelable lease terms in excess of one year at December 31, 2015 are as follows:

Year ending December 31,	Minimum Lease Commitments	Subleases	Minimum Net Rentals
	(in thousands)
2016	$2,440	$(494)	$1,946
2017	2,350	(509)	1,841
2018	1,956	(86)	1,870
2019	1,867		1,867
2020	1,473		1,473
Thereafter	4,716		4,716

	$14,802	$(1,089)	$13,713

Warranties and indemnification

        The Company's service is warranted to perform in a manner materially consistent with its marketing and training materials, specifications and technical information provided to users. The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party's intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations.

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

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Contingencies

Sales tax

        States and certain local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax provisions of $1.5 million and $2.1 million as of December 31, 2015 and 2014, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit such taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Litigation and claims

        In the ordinary course of business, Diligent is a party to pending legal proceedings and claims. Although the outcome of such items cannot be determined with certainty, Diligent's General Counsel and management are of the opinion that the final outcome will not have a material effect on the Company's financial position, results of operations or cash flows.

NZX Listing Rules

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

        In June 2015, the NZ Markets Disciplinary Tribunal approved a settlement reached by the Company and the NZX regarding the breaches of the NZX Listing Rules by the Company, relating to

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

14) Contingencies (Continued)

the Company not having the required minimum of two New Zealand resident directors from the period of April 9, 2015 to April 29, 2015. The settlement provided for the payment of less than $0.1 million towards the costs of NZXR and was paid as of December 31, 2015.

15) Risks and uncertainties

Concentrations of credit and other risks

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivable, cash and money market funds.

        The Company sells its service to a diverse number of customers and performs ongoing credit evaluations of its customers' financial condition as part of its accounts receivable monitoring procedures. No single customer accounted for more than 10% of the accounts receivable balance at December 31, 2015 and 2014. No single customer generated more than 10% of revenue in 2015, 2014 or 2013.

        Our cash and money market funds which are classified as cash and cash equivalents, are maintained with high credit quality banking institutions in the United States, New Zealand and Great Britain. At times the cash balances may be in excess of the insurance limits at a particular bank.

16) Subsequent events

        On February 12, 2016, Diligent entered into a Merger Agreement with entities formed by funds managed by Insight. Under the terms of the Merger Agreement, Diligent stockholders will have a right to receive $US 4.90 in cash for each share of Diligent common stock and $US 5.05 in cash for each share of Diligent preferred stock, plus accrued and unpaid dividends thereon. The transaction is subject to the approval of a majority of the outstanding shares of Diligent common stock and preferred stock, voting as one class; the approval of at least 60% of the outstanding Diligent preferred stock, voting separately; regulatory approvals and other customary closing conditions, including that the Company's existing directors will resign upon closing. The holders of Diligent's preferred stock, including Spring Street Partners, L.P., Diligent's largest shareholder, have entered into voting agreements covering both their preferred and common shares in support of the transaction.

        The Merger Agreement contains certain termination rights for both the Company and the Insight entities, including, among others, if the transactions contemplated by the Merger Agreement are not consummated on or before June 13, 2016, or if the Company terminates the Merger Agreement in accordance with its terms in order to accept a superior proposal. If the Merger Agreement is terminated by Insight as a result of a breach by the Company of its representations, warranties, covenants or agreements such that the closing conditions would not be satisfied, or terminated by either Insight or the Company because the stockholders of the Company fail to adopt the Merger Agreement, the Company will be required to pay the reasonable out of pocket expenses of Insight up to US$7,500,000 and up to US$5,000,000, respectively (which payment shall reduce any termination fee payable by the Company). The Company has agreed to pay Insight a termination fee of US$19,463,000 (less any expenses previously paid to Insight) if the Merger Agreement is terminated under specified circumstances.

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

16) Subsequent events (Continued)

        Insight has agreed to pay the Company a termination fee of US$33,365,000 if the Merger Agreement is terminated because Insight fails to consummate the merger or breaches its representations, warranties, covenants and agreements.

        Insight and the Company have made customary representations, warranties and covenants in the Merger Agreement. The Company has agreed, among other things, to covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the consummation of the Merger. The Company is subject to certain restrictions on the conduct of its business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the proposed merger closes or the merger agreement terminates. The Merger Agreement also includes covenants requiring the Company not to solicit competing takeover proposals, or provide information to, or engage in discussions with, third parties, subject to customary exceptions that permit the Board to take certain actions in response to unsolicited proposals that constitute or could reasonably be expected to result in a superior proposal, if the failure to take such action would reasonably be expected to be inconsistent with the fiduciary duties of the Board under applicable law.

        If approved by the Company's stockholders, it is expected that the Merger will close in the second quarter of 2016. The merger related costs for the year ended December 31, 2015 were $0.4 million and are included in General and administrative expenses in the consolidated statements of income.

17) Selected quarterly financial data (unaudited)

        The following table sets forth certain unaudited quarterly financial information for fiscal 2015 and 2014. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and has included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company's revenue and operating expenses for the quarters presented.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2015
Revenues	$22,827	$24,103	$24,920	$27,459	$99,309
Cost of revenues (excluding depreciation and amortization)	4,396	4,936	5,101	6,966	21,399

Gross profit	18,431	19,167	19,819	20,493	77,910
Total operating expenses	13,503	15,935	17,746	19,176	66,360
Operating income	4,928	3,232	2,073	1,317	11,550
Net income	3,094	1,833	1,696	1,481	8,104
Accrued preferred stock dividends	(83)	(82)	(83)	(82)	(330)
Net income attributable to common stockholders	3,011	1,751	1,613	1,399	7,774
Basic net income per share	$0.03	$0.01	$0.01	$0.02	$0.07
Diluted net income per share	$0.02	$0.02	$0.01	$0.01	$0.06

DILIGENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:
YEARS ENDED DECEMBER 31, 2015, 2014 & 2013 (Continued)

ALL AMOUNTS IN US$ UNLESS OTHERWISE NOTED

17) Selected quarterly financial data (unaudited) (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share amounts)
Fiscal 2014
Revenues	$19,126	$20,344	$21,423	$22,161	$83,054
Cost of revenues (excluding depreciation and amortization)	3,780	4,399	4,668	4,794	17,641

Gross profit	15,346	15,945	16,755	17,367	65,413
Total operating expenses	12,159	12,240	11,879	14,011	50,289
Operating income	3,187	3,705	4,876	3,356	15,124
Net income	1,944	2,505	2,702	1,775	8,926
Accrued preferred stock dividends	(88)	(82)	(83)	(82)	(335)
Net income attributable to common stockholders	1,856	2,423	2,619	1,693	8,591
Basic net income per share	$0.02	$0.02	$0.02	$0.01	$0.07
Diluted net income per share	$0.02	$0.02	$0.02	$0.01	$0.07

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

BACKGROUND

        Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

        A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or financial statements will not be prevented or detected on a timely basis.

        In connection with the preparation of this Annual Report, management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Management completed its assessment using the criteria set forth in "Internal Control—Integrated Framework (2013)" by COSO, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment. The COSO framework summarizes each of the components of a company's internal control system, including (1) the control environment, (2) risk assessment, (3) control activities, (4) information and communication, and (5) monitoring. Management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 10-K), we determined that the material weaknesses in existence at December 31, 2013 relating to the Company's accounting and financial reporting control environment, ineffective control activities relating to the use of spreadsheets, and the design and maintenance of controls surrounding taxes, were not fully remediated as of December 31, 2014. In response, the Company developed remediation plans and has been undertaking significant efforts to remediate the material weaknesses in internal controls identified in the 2014 10-K. Substantial progress toward remediating the material weaknesses was made by the third quarter ended September 30, 2015 and improvements continued to be implemented by the Company through the fourth quarter of 2015. The Company has implemented the following remediation actions during 2015:

  Accounting and Financial Reporting Control Environment.

  •
  The Company hired a Corporate Controller and Chief Financial Officer with significant financial reporting and corporate management experience.

  •
  The Company increased the quality of documentation around accounting transactions.

  •
  The Company concluded its effort to document the control environment and its processes governing financial reporting, revenue recognition, equity, procure to pay, fixed assets, taxes and payroll.

  Ineffective Control Activities Relating to Use of Spreadsheets.

  •
  The Company completed the implementation of an enterprise resource planning ("ERP") system, which automates important bookkeeping functions, including those involved in the calculation of revenue, deferred revenue and applicable sales tax.

  •
  The Company performed the year-end consolidation of its financial statements within its ERP system as of December 31, 2015.

  Design and Maintenance of Controls Surrounding Taxes.

  •
  The Company clearly defined and communicated roles and responsibilities for income tax accounting and implemented more robust internal controls surrounding the review of the components of the income tax provision by the Corporate Controller and Chief Accounting Officer.

  •
  The Company worked with outside legal and accounting advisors to determine where sales tax may be due based on the jurisdictions in which the Company currently sells its products.

  •
  The Company has filed voluntary disclosure agreements with the identified states, and has accrued for potential tax and interest exposure as of December 31, 2015 and 2014.

  •
  The Company has completed the implementation of its ERP system which automates the calculation of sales taxes.

        Based on the remedial measures taken and implemented, our management has tested the applicable controls and determined that they are designed and operating effectively. As a result, our management has concluded that all of the material weaknesses previously identified have been remediated as of December 31, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As described above, the Company continued to implement and completed its remediation efforts during the quarter ended December 31, 2015. As a result of the completed remediation efforts noted above, there were improvements in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 14, 2016	DILIGENT CORPORATION
	By:	/s/ MICHAEL STANTON Michael Stanton, Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Stafford, Michael Stanton and Thomas N. Tartaro, and each of them, as his true and lawful attorney-in-fact and agent, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all Annual Reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them or their, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ BRIAN STAFFORD Brian Stafford	Chief Executive Officer (Principal Executive Officer)	March 14, 2016
/s/ MICHAEL STANTON Michael Stanton	Chief Financial Officer (Principal Financial Officer)	March 14, 2016
/s/ ALEXANDER SANCHEZ Alexander Sanchez	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2016
/s/ DAVID LIPTAK David Liptak	Director and Chairman	March 14, 2016

Name	Title	Date

/s/ A. LAURENCE JONES A. Laurence Jones	Director	March 14, 2016
/s/ HANS KOBLER Hans Kobler	Director	March 14, 2016
/s/ GREG PETERSEN Greg Petersen	Director	March 14, 2016
/s/ MARK RUSSELL Mark Russell	Director	March 14, 2016
/s/ ABBY FOOTE Abby Foote	Director	March 14, 2016
/s/ ALESSANDRO SODI Alessandro Sodi	Director and Chief Product Strategy Officer	March 14, 2016

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits
2.1	Agreement and Plan of Merger, dated as of February 12, 2016, by and among Diligent Corporation, Diamond Parent Holdings, Corp., Diamond Merger Sub I, Corp. and Diamond Merger Sub II, Corp. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on February 16, 2016).
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2012).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2015).
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 3, 2015).
3.4	Amended and Restated Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 3, 2015).
3.5	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 16, 2016).
3.6	Form of common stock certificate (incorporated herein by reference to Exhibit 4.7 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
4.1
Contribution Agreement, dated October 1, 2007, between Diligent Board Member Services, LLC and Diligent Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
10.1	Diligent Board Member Services, Inc. 2007 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Original Form 10 filed with the SEC on April 30, 2008).
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

Exhibit Numbers	Exhibits
10.6	Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated herein by reference to Annex A to the Company's Definitive Proxy Statement filed with the SEC on June 4, 2013).
10.7
Amendment No. 1 to the Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated herein by reference to Annex A to the Company's Definitive Proxy Statements on Schedule 14A filed with the SEC on March 19, 2015).
10.8
Form of Award Agreement (Option Award) under the Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014).
10.9
Form of Award Agreement (Restricted Stock Unit Award) under the Diligent Board Member Services, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2015).
10.10
Replacement Grant Agreement, dated May 3, 2013, between Alessandro Sodi and Diligent Board Member Services, Inc. (incorporated herein by reference to Annex B of the Company's Definitive Proxy Statement filed with the SEC on June 4, 2013).
10.11
Amendment to Replacement Grant Agreement, dated December 23, 2013, between Alessandro Sodi and Diligent Board Member Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 2013).
10.12	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2013).
10.13
Employment Agreement, dated June 17, 2013, between Diligent Board Member Services, Inc. and Thomas N. Tartaro (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the SEC on May 19, 2014).
10.14
Employment Agreement, dated June 20, 2014, between Diligent Board Member Services, Inc. and Alessandro Sodi (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 23, 2014).
10.15
Amendment to Employment Agreement, dated March 31, 2015, by and between Diligent Board Member Services, Inc. and Alessandro Sodi (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2015).
10.16
Settlement Agreement, dated September 5, 2014, between Diligent Board Member Services, Inc. and NZX Limited (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 10, 2014).
10.17
Employment Agreement, dated September 15, 2014, between Diligent Board Member Services, Inc. and Greg B. Petersen (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014).
10.18
Employment Agreement, dated March 31, 2015, by and between Diligent Board Member Services, Inc. and Brian Stafford (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2015).

Exhibit Numbers	Exhibits
10.19	Employment Agreement, dated September 8, 2015, by and between Diligent Corporation and Michael Stanton (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 14, 2015).
21	Subsidiaries of Diligent Corporation*
23.1	Consent of Deloitte & Touche LLP*
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (included on the Signatures page of this Annual Report on Form 10-K).*
31.1	CEO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	CFO Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.INS	XBRL Instance Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.SCH	XBRL Schema Document

*
Filed herewith