Form 10-K/A
period 2015-12-31
Diligent Corp
filed 2016-04-13
CIK 1433269

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

The number of shares of the registrant’s common stock outstanding as of April 6, 2016 was 88,086,700.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Diligent Corporation (“we,” “us,” “our,” “the Company,” or “Diligent”) Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 (the “Original Filing”).

This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended to include as exhibits updated certifications required by the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s Certificate of Incorporation provides for a Board of Directors consisting of eight members, seven of whom are elected annually at each annual meeting of the Company’s stockholders to serve for one-year terms until the next annual meeting of stockholders and one director, the Series A Director, who is appointed by the holders of the Company’s Series A Preferred Stock pursuant to the Company’s Certificate of Incorporation.   Biographical information about our current directors, including their qualifications and experience, is provided below.

Name, age and present position, if any, with the Company	Period served as director, other business experience

David Liptak, 57 (Series A Director; Member of the Compensation Committee and Chairman of the Nominations Committee)

Mr. Liptak was elected Chairman of our Board in March 2010 and was elected as a director by the holders of our Series A Preferred Stock in April 2009. Mr. Liptak is the founder and Managing Partner of Spring Street Partners, L.P., which he formed in 1995. Mr. Liptak was the founder and President of West Broadway Partners, Inc., an investment partnership that ultimately managed more than U.S. $700 million in investor capital in the West Broadway Partners group of funds until March 2005. At that time, Mr. Liptak left the firm and began managing Spring Street Partners on a full-time basis. Spring Street Partners is the holder of 20 million shares of the Company’s Series A Preferred Stock (representing a majority of the outstanding Series A Preferred Stock), and also holds approximately 5.9 million shares of the Company’s common stock, representing beneficial ownership of approximately 22% of our common stock (assuming conversion of the Series A Preferred Stock) in the aggregate. Mr. Liptak was selected as a director by the holders of our Series A Preferred Stock due to Spring Street Partners’ substantial investment in our capital stock, as well as due to Mr. Liptak’s extensive financial and investment experience.

Abigail Foote, 45 (Member of the Audit and Compliance Committee)

Ms. Foote is an experienced director in both publicly-listed and Crown companies who joined the Board in April 2015. Based in Christchurch, she has worked in a range of corporate, treasury and legal roles over the last 20 years. She currently serves as an Independent Director and Chair of the Audit Committee of Livestock Improvement Corporation Limited, a New Zealand agricultural cooperative, positions she has held since October 2014. Since July 2013, Ms. Foote has served on the Board of Directors of and as Chair of the Audit Committee of BNZ Life Insurance Limited, a life insurance company, and since May 2013, she has been an Independent Director on the Board of Directors and served as Chair of the Audit Committee of Z Energy Limited, a gasoline retailer. Ms. Foote also serves as a Director on the board of the New Zealand Local Government Fund Agency, a debt provider to local authorities in New Zealand, where she also serves as Chair of the Audit Committee. Ms. Foote served as Chief Executive of Fundit Limited, an Internet-based financial services company, from 2006 to 2008. She has also held senior positions at Telecom New Zealand, Cable and Wireless Plc and the Pharmaceutical Management Agency. Ms. Foote has a Bachelor of Commerce and Administration degree and a Bachelor of Law degree with Honours, both from Victoria University of

Wellington, New Zealand. Ms. Foote was selected to be a director because she has senior management experience in the areas of finance and mergers and acquisitions, both in New Zealand and in the United Kingdom, is a resident New Zealand director, is an experienced director of private and publicly listed companies, and has substantial Audit Committee experience.

A. Laurence Jones, 63 (Chairman of the Compensation Committee and member of the Audit and Compliance Committee)

Mr. Jones has served on our Board since November 2013. Mr. Jones currently serves as the CEO of Coalfire Systems, Inc., a provider of IT audit, security and compliance solutions. From January 2007 to June 2011, Mr. Jones served as Chief Executive Officer and a member of the board of directors of StarTek, Inc. (NYSE: SRT), a provider of outsourced call center and customer support services for the communications industry with over 9,000 employees in the United States, Canada and the Philippines. From 2004 to 2006, Mr. Jones was Chief Executive Officer and President of Activant Solutions, a vertical market ERP software company which was sold to Hellman and Freidman, a private equity firm, in May 2006. Prior to that, Mr. Jones was chairman of WebClients, an internet marketing firm from 2002 to 2004, and also served as Chairman and Chief Executive Officer of Interelate, Inc., a CRM services firm from 2002 to 2004. In addition, Mr. Jones served as President and Chief Executive Officer of MessageMedia (NASDAQ: MESG), an email marketing firm from 1999 to 2002. Mr. Jones also served as Chief Executive Officer of Neodata Services, Inc. from 1993 to 1998, was founding Chief Executive Officer of GovPX from 1992 to 1993, as Senior Vice President at Automatic Data Processing from 1987 to 1992 and spent the first 10 years of his career at Wang Laboratories from 1977 to 1987. Over the past 10 years, Mr. Jones has served as a director of numerous public and private companies, including Comverge, Inc., Work Options Group, Exabyte, Activant Solutions, Realm Solutions, SARCOM, WebClients, DIMAC and Fulcrum Analytics. Mr. Jones currently serves as a director of Essential Power, LLP, a private power company. Mr. Jones was selected as a director due to his leadership experience at technology companies, his financial and accounting experience and his expertise in governance matters.

Hans Kobler, 50 (Member of the Nominations Committee)

Mr. Kobler is the Managing Partner of Energy Impact Partners. Working closely with its strategic partners he leads EIP’s investment efforts and advises its partners on strategy. Mr. Kobler spent his career focused on transformative businesses as investor, advisor and operator. He pioneered the strategic investment model for General Electric and led their power technology investments. Mr. Kobler also served as CEO and Chairman of ICx Technologies, a leading sensor technology company, which he co-founded and led through an IPO on Nasdaq. Mr. Kobler also was Senior Advisor and led the Innovation Group at Jenzabar, a leading Higher Ed software provider. Mr. Kobler was the CEO of Digital Power Capital, a private equity fund focused on advanced power technologies. Earlier in his career, Mr. Kobler was a consultant with Bain & Company where he developed strategies for large global industrials in their Boston, Sydney and Munich offices.

Mr. Kobler holds a Masters in Aerospace Engineering from the Technical University of Munich with distinction, an MBA from the University of Texas at Austin and attended INSEAD’s MBA (SS) program. Mr. Kobler was selected as a director because of his leadership experience in the software and technology industries, as well as his experience in corporate finance and strategy.

Greg B. Petersen, 53 (Member of the Compensation Committee and Chairman of the Audit and Compliance Committee)

Mr. Petersen has served as a director since April 2013 and served as our Executive Vice Chairman from September 2014 to September 2015. Mr. Petersen also serves on the board of directors of two other companies. He has served on the Board of PROS Holdings, Inc. (NYSE: PRO) since 2007 and is currently the compensation committee chairman for PROS. He has served on the Board of Piksel, Inc. since 2012 and is currently the audit committee and compensation committee chairman for Piksel. Previously Mr. Petersen was the executive vice president and chief financial officer for several technology companies, including: Activant Solutions, Inc. a provider of business management solutions to retail and wholesale distribution businesses from 2001-2007; Lombardi Software, Inc. a business process management software provider, which was sold to IBM, from 2008 to 2010; and CBG Holdings from 2011-2012. Mr. Petersen also served in finance and treasury roles with Trilogy Software (a provider of enterprise software and business services), in planning and development roles with RailTex (a short-line and regional rail service provider), and in finance and strategy roles at American Airlines. Mr. Petersen holds a Bachelor of Arts in Economics from Boston College and a Master of Business Administration from the Fuqua School of Business at Duke University. Mr. Petersen has business and leadership experience in software companies, merger and acquisition experience, and extensive accounting and risk management knowledge.

Mark Russell, 59 (Member of the Compensation Committee and the Nominations Committee)

Mr. Russell joined Canterbury Chambers, where he serves as a commercial barrister, commercial mediator and arbitrator, in January 2015. Until 2015, Mr. Russell was a senior commercial partner of the New Zealand law firm Buddle Findlay, acting for a wide range of public and private companies and has extensive experience in corporate finance and structuring, and banking and insolvency. He acted for a number of companies listed on the NZX Main Board and NZX Alternative Market, with particular emphasis on the NZX Rules, compliance advice, initial listing and IPOs. He gave banking and securities advice to New Zealand and overseas banks and overseas law firms, and he also provided advice to trustee companies and issuers on public securities issues and managed funds. He was ranked as a leading individual in banking and finance in Asia Pacific Legal 500 2010. Mr. Russell was selected as a director because of his familiarity with our Company as a result of having served as a director since our initial public offering in New Zealand, and his broad legal experience is seen as an asset to the Company.

Alessandro Sodi, 56 (Chief Product Strategy Officer & Founder)

Mr. Sodi serves as our Chief Product Strategy Officer & Founder and a director on the Board. Mr. Sodi founded Diligent and was appointed as President in 2003 and then as CEO/President from December 2007 until March 31, of 2015. Before our founding in 1998, Mr. Sodi served as an officer of our predecessor entity, Diligent Board Member Services, LLC, which was previously known as Manhattan Creative Partners, LLC (“MCP”), a consulting firm specializing in software development and the internet. Subsequently, in 2003, MCP switched its focus to corporate governance service delivery. From 2001 to 2003, Mr. Sodi managed the development of software that would become the Diligent Boards system. Mr. Sodi was selected as a director because his long tenure at the Company as a founder and former Company’s Chief Executive Officer and President and his current role of Chief Product Strategy Officer give him in-depth knowledge of the Company’s operations, strategy and competitive position.

Brian Stafford, 39 (Chief Executive Officer & President)

Mr. Stafford serves as President and Chief Executive Officer and a director on the Board. He joined the Board in April 2015. Mr. Stafford came to Diligent from McKinsey & Company where he was a Partner. While he was at McKinsey, he founded and led their Growth Tech Practice which primarily focused on Software-as-a-Service (“SaaS”) companies, ranging from early-stage to publicly traded enterprises, driving accelerated revenue growth through innovation, enhanced go-to-market strategies and global expansion. Prior to McKinsey, Mr. Stafford was the Founder, President and CEO of CarOrder, a division of Trilogy Software based in Austin Texas. Mr. Stafford has a Masters in Computer Science from the University of Chicago and a B.S. in Economics from the Wharton School at the University of Pennsylvania. Mr. Stafford was selected to be a director because he is the Company’s Chief Executive Officer and because of his expertise in SaaS growth strategies.

Code of Conduct

We have a written Code of Conduct that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Treasurer. The full text of our Code of Conduct is published on our website at www.diligent.com under the “About Us—Investor Relations—Corporate Governance” caption. We will disclose any future amendments to, or waivers from, certain provisions of the Code of Conduct applicable to our Chief Executive Officer and Chief Financial Officer on our website within four business days following the date of any such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that during the fiscal year ended December 31, 2015 all of its directors, executive officers and any other applicable shareholders timely filed all reports required by Section 16(a) of the Exchange Act.

Audit and Compliance Committee

We have a separately designated Audit and Compliance Committee.  The Audit and Compliance Committee assists the Board in fulfilling its oversight responsibilities by reviewing the integrity of the Company’s financial statements and financial reporting process; the qualifications, independence and performance of the Company’s independent U.S. registered public accounting firm; and compliance with legal and regulatory requirements. Pursuant to the current charter of the Audit and Compliance Committee, which can be found at www.diligent.com under the “About Us—Investor Relations—Corporate Governance” caption, membership of the Committee consists of at least three directors, a majority of whom shall meet independence requirements and all of whom shall meet experience requirements in accordance with the applicable listing standards of the NASDAQ Stock Market (the “NASDAQ Rules”), the U.S. Securities Exchange Act of 1934, as amended and the regulations thereto (the “Exchange Act”) and the NZX Rules. At least one member of the Committee shall be an “audit committee financial expert” as defined in the Exchange Act and have the required “accounting or financial background” as defined by the NZX Rules.

The Board has determined that Mr. Jones qualifies as an “audit committee financial expert”, has the required “accounting or financial background” and meets the independence standards applicable to audit committee members, each in accordance with the applicable rules of the Exchange Act, the NASDAQ Rules and the NZX Rules.

Executive Officers

The following persons currently serve as our executive officers in the capacities indicated below. Our executive officers are responsible for the management of our operations, subject to the oversight of the Board.

Name	Position & Other Business Experience

Brian Stafford, 39 Director, CEO, President	Please see biographical information under Brian Stafford “Board of Directors” on page 4.

Alessandro Sodi, 56, Director, Chief Product Strategy Officer and Founder	Please see biographical information under Alessandro Sodi “Board of Directors” on page 3.

Michael Stanton, 41 Chief Financial Officer, EVP

Mr. Stanton serves as our Chief Financial Officer and Executive Vice President. Prior to joining the Company in September 2015, he served since 2009 as Senior Vice President, Finance and Treasurer of Blackboard Inc. (“Blackboard”), a software and services provider to the global education market. Prior to that, Mr. Stanton held positions with Blackboard in the Finance and Global Treasury departments where he oversaw Blackboard’s banking and investor relations and global treasury operations.

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

Jeffrey Hilk, 52 Chief Customer Officer

Mr. Hilk serves as Chief Customer Officer, and has global responsibility for Account Management and worldwide Client Support. Prior to joining the Company in March 2011, Mr. Hilk held senior-level sales positions with IT consulting firms, specifically Shore Group, Inc. from November 2009 to March 2011 and Presidio Networked Solutions from July 2007 to November 2009. Mr. Hilk has more than twenty-five years of experience in the technology industry, having led teams in account management, sales, product management and engineering, during his career at large multi-national companies such as NCR, AT&T, McDonnell-Douglas Aerospace Corp., and Boundless Corporation.

Alexander Sanchez, 38 Chief Accounting Officer

Mr. Sanchez served as our Interim Chief Financial Officer from May 2014 until September 2015 when we was appointed Chief Accounting Officer. Mr. Sanchez joined the Company in September 2013 from Zara USA Inc., where he served as CFO. Before Zara USA Inc., Mr. Sanchez was with Sirius XM Satellite Radio and with PricewaterhouseCoopers, LLP. Mr. Sanchez has over 15 years of experience providing a broad range of financial reporting, auditing and business advice and is a Certified Public Accountant.

Thomas N. Tartaro, 53	Mr. Tartaro serves as our Executive Vice President, General Counsel and

General Counsel, Corporate Secretary, EVP

Corporate Secretary. Prior to joining the Company in June 2013, he was Corporate Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary at Open Solutions, Inc. (NASDAQ: OPEN), a multinational provider of enterprise-wide SaaS and technology license solutions for financial institutions, from 2001-2012. Prior to that, Mr. Tartaro was in private practice in the Washington, D.C. area for ten years with law firms such as LeBouef, Lamb and Preston, Gates, among others.

None of our directors or executive officers has been involved in any legal proceeding enumerated in Securities and Exchange Commission Regulation S-K, Item 401, within the time periods described in that regulation.

ITEM 11. EXECUTIVE COMPENSATION

The summary compensation table below summarizes information concerning compensation for the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, of (i) all persons serving as our principal executive officer and (ii) our two other most highly compensated executive officers during our 2015 fiscal year. We refer to these individuals as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation of our Named Executive Officers for services in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)(1)	Stock Awards (US$)		Option Awards (US$)(2)	Non-Equity Incentive Plan Compensation (US$)(3)		All other Compensation (US$)(4)	Total (US$)
Brian K. Stafford(5)	2015	375,000	100,000	3,645,486	(6)	—	420,000		19,253	4,559,739
Chief Executive Officer	2014	—	—	—		—	—		—	—

Alessandro Sodi	2015	500,000	—	1,822,743	(7)	—	1,663,333	(8)	27,611	4,013,687
Chief Product Strategy Officer and Founder	2014	582,611	150,000	—		—	1,868,858	(9)	35,276	2,636,745

Jeff Hilk	2015	206,250	—	475,200	(10)	—	434,432	(11)	26,908	1,142,790
Chief Customer Officer	2014	175,000	—	204,800	(12)	209,702	392,360	(13)	18,912	1,000,774

Thomas N. Tartaro	2015	300,000	—	237,600	(14)	—	126,000		27,407	691,007
General Counsel & Corporate Secretary	2014	295,833	—	281,600	(12)	288,341	265,225	(15)	31,605	1,162,604

(1)These amounts represent discretionary bonuses approved by the Board or the Compensation Committee, as applicable. Mr. Stafford was awarded a $100,000 sign-on bonus in 2015, payable 90 days following the commencement of his employment, pursuant to that certain Employment Agreement, dated March 31, 2015, between the Company and Mr. Stafford (the “Stafford Employment Agreement”).  Mr. Sodi was awarded an annual bonus of $150,000 in April 2014.

(2)The amounts reported in this column represent the aggregate grant date fair value of the stock option awards granted to the Named Executive Officers in 2015 and 2014, respectively. The assumptions made in calculating the grant date fair value amounts for stock option awards are incorporated herein by reference to the discussion of those assumptions in Notes 12 and 14 to the financial statements contained in the Original Filing and our 2014 Form 10-K. Note, respectively, that the amounts reported in this column reflect our accounting cost for the stock option awards, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the awards.

(3)In 2015, the Compensation Committee adopted the 2015 Cash Bonus Plan (the “2015 Cash Bonus Plan”) whereby employees are eligible to receive performance-based awards based on the achievement of corporate and individual targets. In February 2016, the Incentive Plan Subcommittee of the Compensation Committee determined that the Company wide performance goals for 2015—consolidated net bookings of $18.5 million and EBIDTA margins of 100%—were met at the 75% and 100% levels, respectively. Therefore, Mr. Stafford, Mr. Hilk and Mr. Tartaro were awarded bonuses relating to 2015 performance under the 2015 Cash Bonus Plan in March 2016 of $420,000 ($250,000 of which was previously paid pursuant to the Stafford Employment Agreement), $95,216 and $126,000, respectively.

In June 2014, the Compensation Committee adopted the 2014 Cash Bonus Plan (the “2014 Cash Bonus Plan”), whereby employees are eligible to receive performance-based awards based on the achievement of corporate and individual targets. In March 2015, the Incentive Plan Subcommittee of the Compensation Committee determined that the Company wide performance goals for 2014— the revenue goal of $80,674,207 and the EBITDA (minus CAPEX) goal of $17,798,259—were met at above-target and target levels. Therefore, Mr. Sodi, Mr. Hilk and Mr. Tartaro were awarded bonuses relating to 2014 performance under the 2014 Cash Bonus Plan in March 2015 of $455,525, $87,380 and $195,225, respectively.

(4)The amounts reported in this column represent amounts paid for health benefits and the matching funds we provide in connection with the Named Executive Officers’ contributions to our 401(k) savings plan.

(5)Mr. Stafford was hired as our Chief Executive Officer and President effective April 1, 2015.

(6)Includes (i) a grant of 450,000 restricted share units (“RSUs”) (the “Stafford RSU Award”) covering the Company’s common stock pursuant to the Company’s 2013 Incentive Plan (the “2013 Plan”) and (ii) the grant of a performance-based RSU award for up to 450,000 shares of common stock, subject to performance shares units (“PSUs”) granted pursuant to the 2013 Plan upon the achievement of performance goals (the “Stafford Performance Award”).  The Stafford RSU Award will vest in four equal installments, with the first installment vesting on December 31, 2015 and the remaining RSUs vesting on each anniversary of the Stafford Employment Agreement beginning on the second anniversary, subject in each case to Mr. Stafford’s continued employment as of such dates.  The Stafford Performance Award will vest in installments of 112,500 shares of common stock upon the Company achieving certain revenue targets ranging from $105 million to $200 million, as measured from the last twelve completed months prior to the end of a given completed fiscal quarter, subject to certification by the Compensation Committee (or a subcommittee thereof) that the revenue target has been attained.  The amounts in this column reflect the grant date fair value of the RSUs and PSUs computed in accordance with ASC Topic 718 based on the closing price of our common stock on the grant date of such RSUs and PSUs. The grant date fair value of PSUs granted to Mr. Stafford were determined based on the vesting of 100% of the nominal PSUs awarded. The assumptions made in calculating the grant date fair value amounts for RSUs and PSUs are incorporated herein by reference to the discussion of those assumptions in Note 12 to the financial statements contained in the Original Filing. Note that the amounts reported in this column reflect our accounting cost for the RSUs and PSUs, and do not correspond to the actual economic value that will be received by our Chief Executive Officer from the awards.

(7)Includes (i) 225,000 RSUs pursuant to the 2013 Plan (the “Sodi RSU Award”) and (ii) a performance-based RSU award for up to 225,000 shares of common stock pursuant to the 2013 Plan upon achievement of performance goals (the “Sodi Performance Award”).  The Sodi RSU Award will vest in four equal installments on each anniversary of the Sodi RSU Award, subject to Mr. Sodi’s continued employment as of such dates.  Vesting is subject to acceleration in the event of (i) a termination without “cause” or for “good reason”, in which case a pro rata portion of the award will vest based on the number of full months Mr. Sodi was employed during the then-current vesting period or (ii) death, disability or a change in control while Mr. Sodi is employed by the Company or within six months following the date which Mr. Sodi’s employment is terminated without cause or he resigns for good reason, in which case the entire Sodi RSU Award will vest.  The Sodi Performance Award will vest in installments of 56,250 shares of common stock upon the Company achieving certain revenue targets ranging from $105 million to $200 million, as measured from the last twelve completed months prior to the end of a given completed fiscal quarter, subject to certification by the Compensation Committee (or a subcommittee thereof) that the revenue target has been attained.  Vesting of the Sodi Performance Award is subject to acceleration in the event that the Company consummates a change in control while Mr. Sodi is employed by the Company or within six months following the date which Mr. Sodi’s employment is terminated without cause or he resigns for good reason.  The amounts in this column reflect the grant date fair value of the RSUs and PSUs computed in accordance with ASC Topic 718 based on the closing price of our common stock on the grant date of such RSUs and PSUs. The grant date fair value of PSUs granted to Mr. Sodi were determined based on the vesting of 100% of the nominal PSUs awarded. The assumptions made in calculating the grant date fair value amounts for RSUs and PSUs are incorporated herein by reference to the discussion of those assumptions in Note 12 to the financial statements contained in the Original Filing. Note that the amounts reported in this column reflect our accounting cost for the RSUs and PSUs, and do not correspond to the actual economic value that will be received by our Chief Product Strategy Officer and Founder from the awards.

(8)Includes (i) a one-time cash payment of $250,000 awarded to Mr. Sodi following the launch of the Company’s Diligent Teams” product on or prior to September 30, 2015, pursuant to his employment agreement, as amended and (ii) $1,413,333 million paid to Mr. Sodi as the second installment of the performance fixed cash award on March 30, 2015, under the amended Replacement Grant Agreement (as defined below), which was earned as a result of our achievement of a specified growth in revenue over the performance period from July 1, 2013 through June 30, 2014. The first installment of the performance fixed cash award was paid in the third quarter of 2014 and the third installment was paid March 3, 2016.

(9)Includes the payment of $1.4 million as the first installment of the performance fixed cash award under the Replacement Grant Agreement a performance fixed cash award of $4.2 million under the amended Replacement Grant Agreement (as defined below).

(10)Includes 120,000 PSUs granted pursuant to the 2013 Plan.  The PSUs will vest in installments of 30,000 shares of common stock upon the Company achieving certain revenue targets ranging from $116 million to $220 million, as measured from the last twelve completed months prior to the end of a given completed fiscal quarter, subject to certification by the Compensation Committee (or a subcommittee thereof) that the revenue target has been attained. The amount in this column reflects the grant date fair value of the PSUs computed in accordance with ASC Topic 718 based on the closing price of our common stock on the grant date of such PSUs. The grant date fair value of PSUs granted to Mr. Hilk were determined based on the vesting of 100% of the nominal PSUs awarded. The assumptions made in calculating the grant date fair value amounts for PSUs are incorporated herein by reference to the discussion of those assumptions in Note 12 to the financial statements contained in the Original Filing. Note that the amounts reported in this column reflect our accounting cost for the PSUs, and do not correspond to the actual economic value that will be received by our Chief Customer Officer from the award.

(11)Includes incentive compensation paid to Mr. Hilk pursuant to the terms of his March 2011 offer letter in the amount of $339,216, and pursuant to the 2015 Cash Bonus Plan in the amount of $95,216.

(12)The amounts reported for Mr. Tartaro and Mr. Hilk in 2014 include RSUs the grant date fair value of which was computed computed in accordance with ASC Topic 718 based on the closing price of our common stock on June 20, 2014, which is the grant date of the RSUs for accounting purposes. The assumptions made in calculating the grant date fair value amounts for RSUs are incorporated herein by reference to the discussion of those assumptions in Note 14 to the financial statements contained in our 2014 Form 10-K. Note that the amounts reported in this column reflect our accounting cost for the RSUs, and do not correspond to the actual economic value that will be received by the Named Executive Officers from the awards.

(13)Includes incentive compensation paid to Mr. Hilk pursuant to the terms of his March 2011 offer letter in the amount of $304,980 in 2014.

(14)Includes 60,000 RSUs granted pursuant to the 2013 Plan.  The RSUs will vest in installments of 15,000 shares on the anniversary of the grant date, subject to Mr. Tartaro’s continued employment with the Company as of such date.  The amount in this column reflect the grant date fair value of the RSUs computed in accordance with ASC Topic 718 based on the closing price of our common stock on the grant date of such RSUs. The grant date fair value of PSUs granted to Mr. Tartaro were determined based on the vesting of 100% of the nominal RSUs awarded. The assumptions made in calculating the grant date fair value amounts for RSUs are incorporated herein by reference to the discussion of those assumptions in Note 12 to the financial statements contained in the Original Filing. Note that the amounts reported in this column reflect our accounting cost for the RSUs, and do not correspond to the actual economic value that will be received by our General Counsel from the award.

(15) In September 2013, the Compensation Committee adopted the 2013 Remediation Bonus Plan (the “Remediation Bonus Plan”) and approved bonus opportunities for the employees designated by the Compensation Committee as participants in the Remediation Bonus Plan. The Remediation Bonus Plan provided for the payment of cash bonuses to participants upon the completion of the previously announced restatement of our financial statements for the fiscal years ended December 31, 2010 through 2012 and the quarter ended March 31, 2013, and necessary filings with the U.S. Securities and Exchange Commission in connection therewith. A participant would cease to be eligible for a bonus payment pursuant to the Remediation Bonus Plan upon ceasing to be an employee of the Company, except in the event of death or disability. Under the Remediation Bonus Plan, in April 2014, Mr. Tartaro received a bonus of $70,000.

Narrative to Summary Compensation Table

In fiscal 2015, the primary components of our executive compensation program were:

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

The Compensation Committee resolved to increase Mr. Hilk’s salary from $200,000 in 2015 to $225,000 in connection with his promotion to Chief Customer Officer.

Annual Incentives

The Compensation Committee has the authority to make discretionary incentive awards to our employees and executives, including the Named Executive Officers. These awards are intended to reward our employees and executives for achieving strategic and operational objectives.

In 2015, the Compensation Committee adopted the 2015 Cash Bonus Plan (the “2015 Cash Bonus Plan”), whereby employees are eligible to receive performance awards based on the achievement of corporate and individual targets. The corporate targets for 2015 were based on attainment of a fiscal 2015 consolidated net bookings goal of $18.5 million, with a minimum threshold payment of $17.5 million, and an EBITDA margin target of 100%, with a minimum payout threshold of 50%. The 2015 Cash Bonus Plan was designed to incentivize the employees to grow the Company’s business, while also controlling costs. There is also a component based on individual performance, based on criteria determined by the Compensation Committee.  In February 2016, the Incentive Plan Subcommittee of the Compensation Committee determined that the Company wide performance goals for 2015 were met at the 75% and 100% levels, respectively.  Therefore, Mr. Stafford, Mr. Hilk and Mr. Tartaro were awarded bonuses relating to 2015 performance under the 2015 Cash Bonus Plan of $420,000

($250,000 of which was previously paid pursuant to the Stafford Employment Agreement), $95,216 and $126,000, respectively.

Equity Compensation

We use equity compensation to promote an ownership culture that encourages preserving and building value for our shareholders. Equity compensation awards have been granted under the 2007 Plan, the 2010 Plan and the 2013 Incentive Plan.

Mr. Stafford received grants of RSUs and PSUs upon commencement of his service with the Company, as contemplated by his employment agreement, and Mr. Sodi received grants of RSUs and PSUs upon commencement of his service to the Company as Chief Product Strategy Officer and Founder.

2015 Grants.    On November 5, 2015, the Compensation Committee resolved to grant 60,000 RSUs to Mr. Tartaro, and also resolved to grant 120,000 PSUs to Mr. Hilk. The grants were intended to provide the executives with an incentive to remain at the company.

Other Benefits

Historically, we have not provided retirement benefits to our executives, including our Named Executive Officers. However, we offer all of our U.S. employees, including our Named Executive Officers, the opportunity to participate in our 401(k) savings plan. This plan serves as the primary vehicle for our employees to accumulate retirement benefits. In 2015, we provided a 4% match of any employee contributions (including contributions of the Named Executive Officers) made to the 401(k) plan. We believe that the total amount of retirement benefits made available to our executive officers, including the Named Executive Officers, under this plan is consistent with the level of total compensation that we seek to provide our executive officers.

We provide medical, disability and life insurance benefits to our executives, including the Named Executive Officers, on the same terms and conditions as are generally available to all of our salaried employees.

Tax Deductibility of Executive Compensation

Section 162(m) of the Code limits the Company from taking a tax deduction for certain compensation in excess of U.S. $1 million in any taxable year paid to each of our Named Executive Officers other than qualified performance based compensation. The 2015 Cash Bonus Plan described above have been designed to meet this exception. We may also grant stock-based or cash awards under our 2013 Incentive Plan that will meet this exception. While we generally seek to ensure the deductibility of the incentive compensation paid to our executive officers, the Compensation Committee retains the flexibility necessary to provide cash and equity compensation, consistently with the NZX Rules, in line with competitive practice and the best interests of shareholders even if these amounts are not fully tax deductible.

Employment Agreements

Chief Executive Officer

We entered into an employment agreement with Brian Stafford on March 31, 2015, setting Mr. Stafford’s annual salary at $500,000 and granting Mr. Stafford a sign-on bonus of $100,000, payable ninety days after commencement of employment.  Mr. Stafford is also eligible for an annual target bonus opportunity of not less than $500,000 (payable at one hundred percent attainment of performance targets to be approved by the Compensation Committee).  In addition, for the fiscal year 2015, Mr. Stafford received a minimum bonus of at least $250,000, with such minimum amount payable ninety days after commencement of employment, and the remainder (if any) payable in 2016 within thirty days following completion of the Company’s annual financial statement audit, each payment being subject to Mr. Stafford’s continued employment with the Company at the time of payment.  Upon commencement of his employment, Mr. Stafford also received a grant of 450,000 restricted share units (“RSUs”) (the “RSU Award”) covering the Company’s common stock, par value $.001 per share (the “Common Stock”)

pursuant to the Company’s 2013 Incentive Plan (the “2013 Plan”) and the grant of a performance-based RSU award for up to 450,000 shares of Common Stock pursuant to the 2013 Plan upon the achievement of performance goals (the “Performance Award”).  The RSU Award will vest in four equal installments, with the first installment vesting on December 31, 2015 and the remaining RSUs vesting on each anniversary of the Agreement beginning on the second anniversary, subject in each case to Mr. Stafford’s continued employment as of such dates.  The Performance Award will vest in installments of 112,000 shares of Common Stock upon the Company achieving certain revenue targets ranging from $105 million to $200 million, as measured from the last twelve completed months prior to the end of a given completed fiscal quarter, subject to certification by the Compensation Committee (or a subcommittee thereof) that the revenue target has been attained.

In the event that Mr. Stafford’s employment is terminated by Diligent without “cause” (which requires 30 days’ advance notice from Diligent) or by Mr. Stafford for “good reason,” as set forth in his employment agreement, in addition to then-accrued compensation, Mr. Stafford will be entitled to receive, subject to his execution of a release of claims and continued compliance with his restrictive covenants (including a covenant not to solicit employees or customers of Diligent for two years following termination of his employment and a non-compete covenant that prohibits Mr. Stafford for twelve months following his termination from engaging in the business of manufacturing, providing or marketing (i) software for digital board books or board portals—whether delivered via the Application Service Provider model or as installed software—to desktop PCs, laptops, PDAs, mobile phones and computing devices (or other form of computing or electronic device), and (ii) enterprise collaboration software, products and services of Diligent or developed during the period in which he was employed by Diligent), an amount equal to his then current base salary plus US$500,000, payable in equal installments over twelve months, and continuation of health coverage benefits for up to twelve months.

However, in the event Mr. Stafford’s employment is terminated by Diligent without cause (which requires 30 days’ advance notice from Diligent) or by Mr. Stafford for good reason during the six month period prior to a change in control (as defined in his employment agreement) in contemplation of such change in control, or during the six month period following a change in control, Mr. Stafford will be entitled to receive, in addition to then-accrued compensation and subject to his execution of a release of claims and continued compliance with his restrictive covenants and in lieu of the severance described in the prior paragraph, a payment equal to 18 months of his then current base salary plus US$750,000 and payment of health coverage benefits for up to 18 months. The amounts payable to Mr. Stafford pursuant to his employment agreement are subject to reduction to the extent that such reduction is necessary to avoid an excise tax under Section 4999 of the U.S. tax code and Mr. Stafford would be in a better after-tax position by avoiding the excise tax (we refer to such reduction as a “Modified Cutback”).

The agreement contains other provisions normally found in such agreements such as, by way of example, non-competition, confidentiality and inventions clauses.

Chief Product Strategy Officer and Founder

We entered into an employment agreement with Alessandro Sodi on June 20, 2014, in connection with his service as the Company Chief Executive Officer, setting Mr. Sodi’s annual salary at $500,000. In connection with the appointment of Mr. Stafford, on March 31, 2015, as the Company’s Chief Executive Officer, the Company and Mr. Sodi entered into an amendment (the “Amendment”), dated March 31, 2015, to his employment agreement, to provide for Mr. Sodi’s continued service with the Company in the capacity of Founder and Chief Product Strategy Officer.  In lieu of Mr. Sodi’s previous annual bonus entitlement, Mr. Sodi became entitled to receive (i) a one-time cash payment of $250,000 if the Company’s “Diligent Teams” product is released and commercially available on or prior to September 30, 2015 (the “Teams Launch Bonus”), payable in the calendar month following the month in which the “Diligent Teams” product is released, (ii) an annual cash bonus for fiscal year 2015 of an amount equal to 50% of Teams Bookings for fiscal year 2015, which amount shall not exceed $500,000 and will be payable in 2016 within thirty days following completion of the Company’s annual financial statement audit, and (iii) in the event that Teams Bookings exceed $1,000,000 in fiscal year 2016, an annual cash bonus for fiscal year 2016 of an amount equal to 25% of Teams Bookings for fiscal year 2016, which amount shall not exceed $1,000,000 and will payable in 2017 within thirty days following completion of the Company’s annual financial statement audit, each annual bonus being subject to Mr. Sodi’s continued employment with the Company at the time of payment and to certification by the Compensation Committee (or a subcommittee thereof) that the applicable Teams Bookings target has been met.

Pursuant to Mr. Sodi’s employment agreement, as amended, in the event his employment is terminated by Diligent without “cause” or by Mr. Sodi for “good reason,” as set forth in his employment agreement, in addition to then-accrued compensation, Mr. Sodi will be entitled to receive, subject to his execution of a release of claims and continued compliance with his restrictive covenants (including a covenant not to solicit employees or customers of Diligent for two years following termination of his employment and a covenant that prohibits Mr. Sodi, for twelve months following his termination, from engaging in the business of manufacturing, providing or marketing software for digital board books or board portals to computing or electronic devices and any other line of business which accounts for 10% or more of Diligent’s revenues during the period in which he was employed by Diligent), (i) US$850,000, payable in equal installments over twelve months, (ii) any accrued but unpaid bonus relating to any completed fiscal year preceding the termination, payable on the first payday following the 60th day after the termination date and (iii) in the event of a change in control (as defined in Mr. Sodi’s employment agreement) of Diligent within six months following a termination without cause or for good reason in contemplation of a change in control, the balance of the unpaid amounts described in clause (i) plus US$425,000, payable in a lump sum on or within 60 days following the date of the change in control. In the event Mr. Sodi’s employment is terminated by Diligent without “cause” or by Mr. Sodi for “good reason” on the date of or during the six month period following a change in control of Diligent, in addition to then-accrued compensation, Mr. Sodi will be entitled to receive, in lieu of the amounts described in clause (i) above and subject to his execution of a release of claims and continued compliance with his restrictive covenants, a lump sum payment of US$1,275,000. However, prior to the occurrence of a change in control, Mr. Sodi is permitted, in lieu of the compensation described in this paragraph, to remain as a non-executive employee for a twelve-month transition period and be required to provide not less than 25% of his business time to Diligent. Until March 31, 2016, Mr. Sodi has the right to elect resignation (which resignation will be deemed a resignation for “good reason”) or elect the transition period to commence. If he elects for the transition period to commence, he will be entitled to receive (subject to his execution of a release of claims within 60 days of the start of the transition period) an annualized salary of US$850,000 and will be entitled to continued vesting of any outstanding equity awards for the twelve-month transition period or, if earlier, until his termination for “cause,” death, or voluntary resignation, as set forth in his employment agreement. Mr. Sodi’s employment agreement also includes a Modified Cutback.

The agreement contains other provisions normally found in such agreements such as, by way of example, non-competition, confidentiality and inventions clauses.

On the date of the Amendment, Mr. Sodi received a grant of (i) 225,000 RSUs pursuant to the 2013 Plan (the “Sodi RSU Award”) and (ii) a performance-based RSU award for up to 225,000 shares of Common Stock pursuant to the 2013 Plan upon achievement of performance goals (the “Sodi Performance Award”).  The Sodi RSU Award will vest in four equal installments on each anniversary of the Amendment, subject to Mr. Sodi’s continued employment as of such dates.  Vesting is subject to acceleration in the event of (i) a termination without “cause” or for “good reason”, in which case a pro rata portion of the award will vest based on the number of full months Mr. Sodi was employed during the then-current vesting period or (ii) death, disability or a change in control while Mr. Sodi is employed by the Company or within six months following the date which Mr. Sodi’s employment is terminated without cause or he resigns for good reason (including a deemed resignation for good reason during the six month period following the effective date of the Amendment), in which case the entire Sodi RSU Award will vest.  The Sodi Performance Award will vest in installments of 56,250 shares of Common Stock upon the Company achieving certain revenue targets ranging from $105 million to $200 million, as measured from the last twelve completed months prior to the end of a given completed fiscal quarter, and vesting is subject to acceleration in the event that the Company consummates a change in control while Mr. Sodi is employed by the Company or within six months following the date which Mr. Sodi’s employment is terminated without cause or he resigns for good reason (including a deemed resignation for good reason within the six month period following the effective date of the Amendment).

Executive Vice President and General Counsel

We entered into an employment agreement with Mr. Tartaro on June 17, 2013 for a term of three years. Mr. Tartaro’s employment agreement provides for (i) annual base compensation of U.S. $275,000, (ii) an annual target bonus opportunity of not less than 50% of base salary (subject to the attainment of performance targets to be approved by the Compensation Committee of the Board), (iii) the grant of an option to purchase 100,000 shares of our common stock pursuant to the 2013 Incentive Plan, (iv) the grant of 54,000 RSUs pursuant to the 2013 Incentive

Plan, (v) the payment of six months’ base salary as severance in the event Mr. Tartaro’s employment is terminated by us without “cause” or by Mr. Tartaro for “good reason,” as set forth in the Agreement, and (vi) customary post-termination restrictive covenants in favor of us (including, confidentiality, non-competition and non-solicitation covenants). Mr. Tartaro’s base salary was increased to U.S. $300,000 on March 1, 2014. The Compensation Committee of the Board approved the grant of the equity awards described above and the exercise price of the option to purchase shares of common stock was set at U.S. $6.44 per share, based on the closing price of our common stock on the New Zealand Stock Exchange on June 17, 2013. The equity awards will vest in four equal installments on each anniversary of the Agreement, subject to Mr. Tartaro’s continued employment as of such dates. Vesting is subject to acceleration in the event of a termination in connection with a change of control.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

The following table shows information concerning stock options and stock awards outstanding held by the Named Executive Officers at December 31, 2015. No stock options of any of the Named Executive Officers were repriced.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Options Exercise Price (U.S. $)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive Plan Award: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Alessandro Sodi,	400,000	(1)	—		—	$0.14	8/19/2019	—	—	—		—
Chief Product Strategy Officer and Founder	800,000	(2)	—		—	$2.79	12/22/2023	—	—	—		—
	122,000	(3)	—		—	$0.82	6/27/2021	—	—	—		—
	—		—		—		—	—	—	2,950,000	(4)	12,331,000

Jeff Hilk	200,000	(8)			—	$2.45	3/7/2022					—
Chief Customer Officer	26,666	(6)	80,001	(6)	—	$3.84	6/20/2024	—	—	160,000	(7)	$668,800	(7)

Thomas N. Tartaro,	50,000	(5)	50,000	(5)	—	$6.44	6/17/2024	—	—	—		—
General Counsel & Corporate Secretary	36,667	(6)	110,000	(6)	—	$3.84	6/20/2024			142,000	(9)	$593,560	(9)

Brian Stafford	—		—		—	—	—	—	—	787,500	(10)	3,291,750	(10)
Chief Executive Officer

The Company had no other equity incentive plan awards or stock awards outstanding as of December 31, 2015 with its Named Executive Officers.

(1)Represents an option to purchase 400,000 shares of common stock granted on August 20, 2009, which vested in full on August 20, 2010.

(2)Represents an option to purchase 800,000 shares of common stock granted on December 23, 2013, which vested in full on December 31, 2013.

(3)Represents an option to purchase 122,000 shares of common stock granted on June 27, 2011 and amended on December 23, 2013.

(4)Represents (i) 2,250,000 shares of common stock contingent on the satisfaction of a performance target which was achieved over the course of a one- year measurement period beginning July 1, 2013 (the “Level 1 PSUs”), (ii) 250,000 shares of common stock subject to PSUs, contingent on the satisfaction of certain performance targets achieved over the course of four, one year measurement periods beginning April 1, 2013 (“Level 2 PSUs”), 225,000 shares of common stock subject to the Sodi Performance Award and 225,000 shares of common stock subject to RSUs. Subject to achievement of the performance target, the Level 1 PSUs vest based on continued service as follows: (i) 562,500 vesting June 30, 2015 to be delivered in two equal installments annually beginning February 15, 2018; (ii) 562,500 vesting June 30, 2016 to be delivered in two equal installments annually beginning February 15, 2018; (iii) 562,500 vesting June 30, 2017 to be delivered on February 15, 2018; (iv) 562,500 vesting June 30, 2018 to be delivered on February 15, 2019. Subject to achievement of the performance targets, the Level 2 PSUs vest based on continued service in four equal installments annually beginning March 31, 2014 with a delivery date of February 15, 2018.  Subject to the achievement of the performance targets, the Sodi Performance Award will vest in 4 equal installments beginning on March 31, 2016.  The RSUs will vest in 4 equal installments beginning on March 31, 2016.

(5)Represents an option to purchase 100,000 shares of common stock granted on June 17, 2013 subject to shareholder approval of the 2013 Incentive Plan which occurred on June 25, 2013, vesting in four equal annual installments beginning June 17, 2014 and 146,667 shares of common stock granted on June 20, 2014 vesting in four equal annual installments beginning June 17, 2014.

(6)Represents 146,667 and 106,667 shares of common stock granted on June 20, 2014 to Thomas Tartaro and Jeff Hilk, respectively, vesting in four equal annual installments beginning June 17, 2014.

(7)Includes 120,000 PSUs and 40,000 RSUs the grant date fair value of which was computed in accordance with ASC Topic 718 based on the closing price of our common stock on the grant dates of such PSUs and RSUs for accounting purposes. The assumptions made in calculating the grant date fair value amounts for RSUs and PSUs are incorporated herein by reference to the discussion of those assumptions in Note 12 to the financial statements contained in our Original Filing. Note that the amounts reported in this column reflect our accounting cost for the PSUs and RSUs, and do not correspond to the actual economic value that will be received by the Chief Customer Officer from the awards.

(8)Represents an option to purchase 200,000 shares of common stock granted on March 7, 2012 vesting 100% in three years.

(9)Includes 142,000 RSUs the grant date fair value of which was computed in accordance with ASC Topic 718 based on the closing price of our common stock on the grant dates of RSUs for accounting purposes. The assumptions made in calculating the grant date fair value amounts for RSUs are incorporated herein by reference to the discussion of those assumptions in Note 12 to the financial statements contained in our Original Filing. Note that the amounts reported in this column reflect our accounting cost for the RSUs, and do not correspond to the actual economic value that will be received by the General Counsel from the awards.

(10)Includes 450,000 PSUs and 337,500 RSUs the grant date fair value of which was computed in accordance with ASC Topic 718 based on the closing price of our common stock on the grant dates of such PSUs and RSUs for accounting purposes. The assumptions made in calculating the grant date fair value amounts for RSUs and PSUs are incorporated herein by reference to the discussion of those assumptions in Note 12 to the financial statements contained in our Original Filing. Note that the amounts reported in this column reflect our accounting cost for the PSUs and RSUs, and do not correspond to the actual economic value that will be received by the Chief Executive Officer from the awards.

Potential Payments Upon Termination or Change In Control

Diligent previously entered into employment agreements with certain of our named executive officers.  The terms of these employment agreements are described above under the heading “Employment Agreements”.   Under Mr. Stafford’s employment agreement, dated as of March 31, 2015, in the event his employment is terminated by Diligent without “cause” (which requires 30 days’ advance notice from Diligent) or by Mr. Stafford for “good reason,” as set forth in his employment agreement, as of December 31, 2015, in addition to then-accrued compensation, Mr. Stafford will be entitled to receive, subject to his execution of a release of claims and continued compliance with his restrictive covenants (including a covenant not to solicit employees or customers of Diligent for two years following termination of his employment and a non-compete covenant that prohibits Mr. Stafford for twelve months following his termination from engaging in the business of manufacturing, providing or marketing (i) software for digital board books or board portals—whether delivered via the Application Service Provider model or as installed software—to desktop PCs, laptops, PDAs, mobile phones and computing devices (or other form of computing or electronic device), and (ii) enterprise collaboration software, products and services of Diligent or developed during the period in which he was employed by Diligent), an amount equal to his then current base salary plus US$500,000, payable in equal installments over twelve months, and continuation of health coverage benefits for up to twelve months.

However, in the event Mr. Stafford’s employment is terminated by Diligent without cause (which requires 30 days’ advance notice from Diligent) or by Mr. Stafford for good reason during the six month period prior to a change in control (as defined in his employment agreement), as of December 31, 2015, in contemplation of such change in control, or during the six month period following a change in control, Mr. Stafford will be entitled to receive, in addition to then-accrued compensation and subject to his execution of a release of claims and continued compliance with his restrictive covenants and in lieu of the severance described in the prior paragraph, a payment equal to 18 months of his then current base salary plus US$750,000 and payment of health coverage benefits for up to 18 months. The amounts payable to Mr. Stafford pursuant to his employment agreement are subject to reduction to the extent that such reduction is necessary to avoid an excise tax under Section 4999 of the U.S. tax code and Mr. Stafford would be in a better after-tax position by avoiding the excise tax (we refer to such reduction as a “Modified Cutback”).

Under Mr. Sodi’s employment agreement, as amended, in the event his employment is terminated by Diligent without “cause” or by Mr. Sodi for “good reason,” as set forth in his employment agreement, as of December 31, 2015, in addition to then-accrued compensation, Mr. Sodi will be entitled to receive, subject to his execution of a release of claims and continued compliance with his restrictive covenants (including a covenant not to solicit employees or customers of Diligent for two years following termination of his employment and a covenant that prohibits Mr. Sodi, for twelve months following his termination, from engaging in the business of manufacturing, providing or marketing software for digital board books or board portals to computing or electronic devices and any other line of business which accounts for 10% or more of Diligent’s revenues during the period in which he was employed by Diligent), (i) US$850,000, payable in equal installments over twelve months, (ii) any accrued but unpaid bonus relating to any completed fiscal year preceding the termination, payable on the first payday following the 60th day after the termination date and (iii) in the event of a change in control (as defined in Mr. Sodi’s employment agreement) of Diligent within six months following a termination without cause or for good reason in contemplation of a change in control, the balance of the unpaid amounts described in clause (i) plus US$425,000, payable in a lump sum on or within 60 days following the date of the change in control.

In the event Mr. Sodi’s employment is terminated by Diligent without “cause” or by Mr. Sodi for “good reason” on the date of or during the six month period following a change in control of Diligent, as of December 31,

2015, in addition to then-accrued compensation, Mr. Sodi will be entitled to receive, in lieu of the amounts described in clause (i) above and subject to his execution of a release of claims and continued compliance with his restrictive covenants, a lump sum payment of US$1,275,000. However, prior to the occurrence of a change in control, Mr. Sodi is permitted, in lieu of the compensation described in this paragraph, to remain as a non-executive employee for a twelve-month transition period and be required to provide not less than 25% of his business time to Diligent. Until March 31, 2016, Mr. Sodi has the right to elect resignation (which resignation will be deemed a resignation for “good reason”) or elect the transition period to commence. If he elects for the transition period to commence, he will be entitled to receive (subject to his execution of a release of claims within 60 days of the start of the transition period) an annualized salary of US$850,000 and will be entitled to continued vesting of any outstanding equity awards for the twelve-month transition period or, if earlier, until his termination for “cause,” death, or voluntary resignation, as set forth in his employment agreement. Mr. Sodi’s employment agreement also includes a Modified Cutback.

Mr. Tartaro’s employment agreement provide that in the event of a termination of employment by Diligent in certain circumstances without “cause” or Mr. Tartaro for “good reason,” as set forth in his employment agreements, as of December 31, 2015, in addition to then-accrued compensation, Mr. Tartaro will be entitled to receive, subject to execution of a release of claims and continued compliance with his restrictive covenants (including a non-compete covenant that prohibits him for twelve months following his termination from engaging in the business of manufacturing, providing or marketing software for digital board books or board portals—whether delivered via the Application Service Provider model or as installed software—to desktop PCs, laptops, PDAs, mobile phones and computing devices (or other form of computing or electronic device) and any additional businesses conducted by Diligent during the period of time Mr. Tartaro is employed by Diligent, and covenants not to solicit Diligent’s accounts or employees for post-termination periods of six months and twelve months, respectively), an amount equal to six months’ of then-current salary, payable in equal installments in accordance with Diligent’s then-customary payroll practices. Mr. Tartaro’s employment agreement includes Modified Cutbacks.

Mr. Hilk is not party to an employment agreement with Diligent and Diligent is not contractually obligated to pay any severance to Mr. Hilk.

Performance Cash Award

Diligent entered into a Replacement Grant Agreement with Mr. Sodi on May 3, 2013, which was subsequently amended on December 23, 2013 (the “Replacement Grant Agreement”), pursuant to which Diligent granted a performance cash award to Mr. Sodi with a value of up to US$4,240,000. Mr. Sodi’s right to receive such cash award was contingent on Diligent achieving revenue growth of at least 7% during the twelve-month period ended June 30, 2014 (which we refer to as the “Performance Target”). Such cash award, once earned, is payable in three equal annual installments, on each of (i) the fifth business day after the date of determination by the Compensation Committee of the Board as to whether the Performance Target has been achieved (but in any event during the 2014 calendar year), (ii) March 30, 2015, and (iii) March 30, 2016. The payment due on any installment date will be proportionally reduced if the sum of the common stock price plus dividends for a measurement period prior to each payment date falls below 75% of US$2.79. The Performance Target has been achieved, and the final payment of US$1,413,333 was made on March 3, 2016.

YEAR ENDED DECEMBER 31, 2015

The following table provides each element of compensation paid or granted to each non-employee director for service rendered during the year ended December 31, 2015.

Name	Fees earned or paid in Cash (U.S. $)(1)		Stock awards (U.S. $)		Option awards (U.S. $)	All other compensation (U.S. $)		Total (U.S. $)
Hans Kobler	64,800		80,000		—	—		144,800
Abigail Foote	38,236		53,778		—	—		92,014
A. Laurence Jones	67,500		80,000		—	—		147,500
David Liptak(2)	—		—		—	—		—
Greg B. Petersen	31,250	(4)	20,000	(4)		387,500	(5)	483,750
Mark Russell	58,000		80,000		—	—		138,000
Mark Weldon	13,472		21,555		—	—		35,027

(1)The amounts shown represent fees in U.S. dollars. Messrs. Russell and Weldon and Ms. Foote were paid in New Zealand dollars. Messrs. Jones, Kobler, and Petersen were paid in U.S. dollars.
(2)Mr. Liptak, the Chairman of the Board, has declined to take any directors’ fees and has never been paid directors’ fees.

(3)Mr. Weldon resigned effective April 9, 2015.

(4)The fees earned and stock awarded were paid to Mr. Petersen while he served as a non-employee director of the Company and after he resigned as the Company’s Executive Vice Chairman effective September 30, 2015.
(5)This amount represents (i) salary earned by Mr. Petersen as the Company’s Executive Vice Chairman from January, 1, 2015 through his resignation effective September 30, 2015 and (ii) a one-time discretionary bonus of $50,000 awarded to Mr. Petersen by the Board in recognition of his service as Executive Vice Chairman.

In June 2013, our shareholders approved a director remuneration package in an amount equal to US$856,000, all or any portion of which may be payable through the issuance of equity securities, subject to compliance with applicable NZX Rules. In September 2015, the Board, based upon the recommendation of the Nominations Committee, amended the new remuneration package to increase the Audit and Compliance Committee Chair Retainer from $15,000 to $60,000.  The current remuneration package provides for a mix of cash and grants of shares of common stock as outlined below.

Position	Fee Amount (Amounts are in U.S. dollars)
General Board Member Retainer	$50,000
Audit and Compliance Committee Chair Retainer	$60,000
Compensation Committee Chair Retainer	$10,000
Nominations Committee Chair Retainer	$6,000
Audit and Compliance Committee Member Retainer	$7,500
Compensation Committee Member Retainer	$5,000
Nominations Committee Retainer	$3,000
Initial Equity Grant	Annual Equity Grant on a pro rata basis
Annual Equity Grant	$80,000 value (100% shares of common stock)(1)

(1)We satisfied such grant through the issuance of quarterly grants of common stock worth $20,000 to each of our non-executive directors, other than David Liptak and Greg Petersen during his service as Executive Vice Chairman, based on the volume weighted average trading price of our common stock on our primary trading market for the 20 trading days immediately prior to such date. These quarterly grants pro-rated for any director who served on the Board for less than the full calendar quarter.

The Board believes that the director remuneration package is consistent with governance best practices in aligning board remuneration with shareholder value by including a substantial equity component. With a view to seeing that any equity component of director’s remuneration complies with the NZX Rules, the Board only issues shares of our common stock after the end of each quarter of the calendar year to which Board service relates and the number of shares issued for each period of service is determined in accordance with the NZX Rules.

The directors are also entitled to be paid for all reasonable travel, accommodation and other expenses incurred by them in connection with their attendance at board or shareholder meetings, or otherwise in connection with our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information concerning beneficial ownership of our common shares as of April 6, 2016, by each person who is known to us to be the beneficial owner of 5% or more of our common shares; each of our directors and each named executive officer; and each of our directors and our executive officers as a group.

Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common shares and preferred shares shown as beneficially owned by them. Beneficial ownership representing less than one percent is denoted with an asterisk (“*”).

Unless otherwise indicated, the principal address of each of the persons below is c/o Diligent Corporation, 1385 Broadway, 19th floor, New York, NY 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Outstanding Shares(2)
Officers and Directors
Brian Stafford, Director, President and Chief Executive Officer(3)	112,500	*
Alessandro Sodi, Director, Founder, Chief Product Strategy Officer, Director(4)	2,980,585	3.33%
David Liptak, Chairman, Director(5)	25,896,973	23.96%
A. Laurence Jones, Director(6)	71,600	*
Hans Kobler, Director	139,381	*
Greg Petersen, Director(7)	249,328	*
Mark Russell, Director	111,628	*
Abigail Foote, Director(8)	18,717	*
Michael Flickman, Chief Technology Officer, EVP(9)	244,934	*
Jeffrey Hilk, Director of Client Services, EVP(10)	249,999	*
Alexander Sanchez, Chief Accounting Officer(11)	18,332	*
Thomas N. Tartaro, General Counsel, Corporate Secretary, EVP(12)	117,047	*
Michael Stanton, Chief Financial Officer	0	0%
All directors and executive officers as a group (13 persons)	30,211,024	27.41%
5% Security Holders
Spring Street Partners, L.P.(5)	25,896,973	23.96%
Carroll Capital Holdings, LLC(13)	14,989,763	15.28%
HSBC Nominees (New Zealand) Limited	13,271,369	15.07%
Morgan Stanley & Co. International plc (14)	5,993,478	6.80%
Wasatch Advisors, Inc.(15)	5,022,593	5.70%
P. Schoenfeld Asset Management LP (16)	4,855,557	5.51%

(1)                                 Includes (i) stock held in joint tenancy, (ii) stock owned as tenants in common, (iii) stock owned or held by spouse or other members of the individual’s household, and (iv) stock in which the individual either has or shares voting and/or investment power, even though the individual disclaims any beneficial interest in such stock.

(2)                                 Common shares subject to options currently exercisable or exercisable on or before June 5, 2016, as well as common shares underlying RSUs vesting and deliverable to the grantee on or before June 5, 2016, and common shares issuable upon conversion of the preferred shares, are deemed outstanding and beneficially owned by the person holding such options, RSUs or preferred shares for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

(3)                                 Does not include 450,000 common shares underlying PSUs for which performance targets have not been determined to be satisfied.

(4)                                 Includes (i) 1,658,585 common shares directly owned and (ii) 1,322,000 common shares subject to options currently exercisable. Does not include (i) 2,312,500 common shares underlying PSUs for which performance targets have been satisfied but have not vested or have vested but will not become deliverable on or before June 5, 2016 and (ii) 412,500 common shares underlying PSUs for which performance targets have not been determined to be satisfied.

(5)                                 Includes common shares beneficially owned by Spring Street Partners, L.P., with a principal address at 488 Madison Avenue, 21st Floor, New York, New York 10022. David Liptak is the sole manager and member of West Broadway Advisors, L.L.C., which is the sole general partner of Spring Street Partners, L.P. Spring Street Partners, L.P. is the beneficial owner of 25,896,973 common shares, which include (i) 20,000,000 preferred shares that are convertible into common shares on a one to one basis and (ii) 5,896,973 common shares.

(6)                                 Includes (i) 26,667 common shares directly owned; and (ii) 44,933 common shares beneficially owned by Aegis Management, LLC, with a principal address at 840 Sixth Street, Boulder, Colorado 80302. Mr. Jones and his spouse are the sole members of Aegis Management, LLC.

(7)                                 Includes 125,000 common shares subject to options currently exercisable.

(8)                                 Includes 18,717 common shares owned by the Balmerino Trust.

(9)                                 Includes (i) 10,768 common shares directly owned; and (ii) 234,166 common shares subject to options currently exercisable. Does not include 120,000 common shares underlying PSUs for which performance targets have not been determined to be satisfied.

(10)                          Includes (i) 23,333 common shares directly owned; and (ii) 226,666 common shares subject to options currently exercisable. Does not include 120,000 common shares underlying PSUs for which performance targets have not been determined to be satisfied.

(11)                          Includes (i) 3,332 common shares directly owned; and (ii) 15,000 common shares subject to options currently exercisable.

(12)                          Includes (i) 30,381 common shares directly owned; and (ii) 86,666 common shares subject to options currently exercisable.

(13)                          Includes (i) 10,000,000 preferred shares owned by Greenwood Investments LLC, (ii) 3,389,763 common shares owned by Carroll Capital Holdings LLC; (iii) 600,000 common shares owned by Kenneth Carroll,

Trustee, the Elizabeth Carroll 2012 Descendants Trust; and (iv) 1,000,000 common shares owned by the Kenneth Carroll 2012 Family Trust. Carroll Capital Holdings, LLC’s principal address is 94 Long Pond Road, Hewitt, New Jersey 07421.

(14)                          Based on an SPH Notice filed in New Zealand by Morgan Stanley & Co. International plc on March 14, 2016. Morgan Stanley & Co. International plc’s principal address is 25 Cabot Aquare, Canary Wharf, London E14 4QA, United Kingdom.

(15)                          Based on an SPH Notice filed in New Zealand by Wasatch Advisors, Inc. (“Wasatch”), dated February 24, 2016, is an investment manager with investment and voting discretion for mutual funds and institutional accounts. Wasatch’s principal address is 505 Wakara Way, 3rd Floor, Salt Lake City, Utah 84108. As of March 27, 2013, Wasatch became a substantial security holder.

(16)                          Based on an SPH Notice filed in New Zealand by P. Schoenfeld Asset Management LP on March 21, 2016.  P. Schoenfeld Asset Management LP has a principal address of 1350 Avenue of the Americas, 21st Floor, New York, NY 10019, United States.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, certain information related to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (U.S. $)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	13,584,836	2.42	4,428,820
Equity compensation plans not approved by security holders	0	0	0
Total:	13,584,836	2.42	4,428,820

(1)On November 30, 2007, the shareholders of Diligent approved the Diligent Board Member Services, Inc. 2007 Stock Option and Incentive Plan (the “2007 Plan”) to offer up to 10,000,000 shares of common stock as incentive stock options, non-qualified stock options and restricted shares of common stock to employees, directors and consultants of the Company. The 2007 Plan is administered by the Board or a committee of the Board.

On June 8, 2010, the shareholders of Diligent adopted the Diligent Board Member Services, Inc. 2010 Stock Option and Incentive Plan (the “2010 Plan”) to offer up to 5,000,000 shares of common stock as incentive stock options and non-qualified stock options to employees, directors and consultants of the Company. On April 17, 2012, the shareholders approved an increase of 2,500,000 shares of common stock in the shares available for grant under the 2010 Plan.

Although the 2007 Plan and the 2010 Plan were each approved by shareholders they were not approved in the terms required for shareholder approval under NZX Rule 7.3.1(a). In addition, some awards exceeded the 3% cap set out in NZX Rule 7.3.6. Accordingly, some of the awards given under the 2007 Plan and 2010 Plan exceeded the restrictions on the issue of equity securities under the NZX Rules. Although the restrictions were exceeded, the validity of the relevant equity securities is not affected by reason only of the breach of the NZX Rules. We previously offered our securities to employees and directors in New Zealand for subscription without a registered prospectus and investment statement. The effect of doing so is that the securities so offered may have been invalid under the Securities Act of 1978 (NZ). We submitted an application to the High Court of New Zealand to have the foregoing securities validated and an order validating the securities was granted by the High Court on July 22, 2013, New Zealand time.

On May 3, 2013 the Company’s Board resolved not to issue any more equity from the 2007 Plan and the 2010 Plan; therefore, the number of securities remaining available for future grants does not include amounts that would have otherwise been issuable under the 2007 Plan and the 2010 Plan.

On June 25, 2013, the shareholders of Diligent approved the 2013 Incentive Plan to offer incentive stock options, non-qualified stock options, restricted shares of common stock and other forms of equity grants to employees, directors and consultants of the Company. On April 27, 2015, the shareholders of Diligent approved an amendment to the 2013 Incentive Plan to increase the number of shares of common stock authorized for issuance from 8,500,000 to 15,500,000.  The 2013 Incentive Plan is administered by the Board or a committee of the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Since the beginning of our 2015 fiscal year, there has been no transaction, and there is no currently proposed transaction, in which the Company was or is to be a participant in an amount requiring disclosure under the Exchange Act and in which any related person had or will have a direct or indirect material interest that would require disclosure under the Exchange Act.

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

Independence Standards for Directors

As our common stock is not listed on a U.S. national securities exchange, the Board has elected to evaluate the independence of our directors using the applicable listing standards of the NASDAQ Stock Market (the “NASDAQ Rules”). A majority of our board members are independent directors based on the definition of independence in the NASDAQ Rules, specifically, Abigail Foote, A. Laurence Jones, Mark Russell, Hans Kobler and David Liptak. Under the NZX Rules, Abigail Foote, A. Laurence Jones, Mark Russell, and Hans Kobler are independent directors. Further, given that Mark Russell and Abigail Foote are New Zealand residents, the Company satisfies the requirement under the NZX Rules that at least two directors must be residents in New Zealand. In addition, Mark Weldon, who served on our Board until April 9, 2015, was an independent director in accordance with the NASDAQ Rules and the NZX Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows fees incurred for audit and other services provided by Deloitte & Touche, LLP, our independent U.S. registered public accounting firm for the fiscal year ended December 31, 2015.

AUDIT FEES	2015
Audit Fees(1)	1,316,005
Audit Related Fees(2)	203,450
Tax Fees(3)	731,110
Total Fees*	2,250,565

*Amounts are shown in U.S. dollars.

(1) The Audit Fees for Deloitte & Touche LLP (“Deloitte”) represent billed fees and anticipated fees in connection with the audit of our consolidated financial statements for the year ended December 31, 2015;  and the reviews of our condensed consolidated financial statements for the periods ended September 30, 2015; June 30, 2015; and March 31, 2015; consent to the incorporation by reference of the audit report for the year ended December 31, 2015 in the registration statement filed on Form S-8; and out of pocket expenses.

(2) Audit Related Fees represent billed fees and anticipated fees in connection with due diligence procedures in connection with acquisitions and mergers for the year ended December 31, 2015.

(3) Tax Fees consist of fees billed for professional services for tax return preparation, tax advice and tax planning and out of pocket expenses.

Pre-Approval of Services

The Audit and Compliance Committee selected Deloitte & Touche LLP to serve for the fiscal year ended December 31, 2015 as the Company’s independent accountants after considering Deloitte’s independence and effectiveness. The Audit and Compliance Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte and the fees and other compensation paid to Deloitte by reviewing and approving the overall nature and scope of the audit process, reviewing and approving any requests for non-audit services and receiving and reviewing all reports and recommendations of Deloitte.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Exhibits. The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2016	DILIGENT COPRORATION

	By:	/s/ Michael Stanton
Michael Stanton Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title	Date

/s/ Brian Stafford	Chief Executive Officer (Principal Executive Officer)	April 12, 2016
Brian Stafford

/s/ Michael Stanton	Chief Financial Officer (Principal Financial Officer)	April 12, 2016
Michael Stanton

*	Chief Accounting Officer (Principal Accounting Officer)	April 12, 2016
Alexander Sanchez

*	Director and Chairman	April 12, 2016
David Liptak

*	Director	April 12, 2016
A. Laurence Jones

*	Director	April 12, 2016
Hans Kobler

*	Director	April 12, 2016
Greg Petersen

*	Director	April 12, 2016
Mark Russell

*	Director	April 12, 2016
Abby Foote

*	Director and Chief Product Strategy Officer	April 12, 2016
Alessandro Sodi

*By: /s/ Michael Stanton, as Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Numbers	Exhibits

31.1	CEO Certification pursuant to Rule 13a-14(a)

31.2	CFO Certification pursuant to Rule 13a-14(a)